Form 10-K
period 2006-12-31
Obagi Medical Products, Inc.
filed 2007-03-15
CIK 1375247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number:  001-33204

OBAGI MEDICAL PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3904668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
310 Golden Shore, Long Beach, CA	90802
(Address of principal executive offices)

(562) 628-1007

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $77,947,000 as of February 15, 2007 based upon the closing sale price on the Nasdaq Global Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 21,801,961 shares of the registrant’s common stock issued and outstanding as of March 14, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on June 7.

OBAGI MEDICAL PRODUCTS, INC.

ANNUAL REPORT ON FORM 10-K

Forward-looking statements

We have made forward-looking statements in this Annual Report on Form 10-K, including the sections entitled “Management’s discussion and analysis of financial condition and results of operations” and “Business,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. We do not have any intention to update forward-looking statements after this Annual Report of Form 10-K is filed. You should understand that many important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K, could cause our results to differ materially from those expressed in the forward-looking statements.

PART I

ITEM 1: BUSINESS

Corporate information

Dr. Zein Obagi founded WorldWide Product Distribution, Inc. in 1988. OMP Acquisition Corporation was formed as a California corporation in October 1997 to purchase substantially all of the assets and to assume the accounts payable and related operating liabilities of WorldWide Product Distribution, Inc. and subsequently changed its name to Obagi Medical Products, Inc. in December 1997. OMP, Inc. was incorporated in Delaware in November 2000 and, in January 2001, Obagi Medical Products, Inc. was merged into OMP, Inc., with OMP, Inc. as the surviving corporation. In December 2004, the stockholders of OMP, Inc. exchanged their shares of OMP, Inc. for an equal number of shares in a newly formed holding company incorporated in Delaware, Obagi Medical Products, Inc., which became the parent holding company for all existing operations.

Our principal executive offices are located at 310 Golden Shore, Long Beach, California 90802 and our telephone number is (562) 628-1007. Our website address is http://www.obagi.com. Copies of our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other reports filed with the Securities and Exchange Commission, or the SEC, can be obtained, free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, by calling Ina McGuinness at Integrated Corporate Relations at (310) 954-1100, through the SEC’s website by clicking the SEC Filings link from the Investor Relations page on our website at www.obagi.com or directly from the SEC’s website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Overview

We are a specialty pharmaceutical company focused on the aesthetic and therapeutic skin health markets. We develop and commercialize prescription-based, topical skin health systems that enable physicians to treat a range of skin conditions, including pre-mature aging, photo-damage, hyperpigmentation (irregular or patchy discoloration of the skin), acne and soft tissue deficits, such as fine lines and wrinkles. Our products are designed to improve the underlying health of patients’ skin, and our clinical studies have demonstrated that the use of our Obagi Nu-Derm System results in skin that looks and acts younger and healthier. We focus our research and development activities on improving the efficacy of established prescription and over-the-counter, or OTC, therapeutic agents by enhancing the penetration of these agents across the skin barrier using proprietary technologies collectively known as Penetrating Therapeutics™. Through our own domestic sales force and foreign distribution partners, we market and sell physician-dispensed skin care systems directly to plastic surgeons, dermatologists and other physicians who are focused on aesthetic and therapeutic skin care. We are the market leader in the growing physician-dispensed skin care channel, according to an independent 2006 study by Kline & Co. Our net sales have grown from approximately $35.6 million in 2001 to approximately $78.0 million in 2006.

We currently market and sell a range of systems and related products for the enhancement of skin health. Our leading product line is our Obagi Nu-Derm System. This system was launched in 1988, and since that time, we have made substantial enhancements to the system through the application of our Penetrating Therapeutics technology. We believe that our Obagi Nu-Derm System is the only clinically proven, prescription-based topical skin health system on the market that has been shown to enhance the skin’s overall health by correcting photo-damage using drugs that, by definition, work at the cellular level, resulting in a reduction of the visible signs of aging. We have further leveraged our Penetrating Therapeutics technology through the systems that we market. In 2004, we launched the Obagi-C Rx System, which we believe is the only prescription-based system that reduces the early effects of sun damage and evens skin tones through the use of Vitamin C serum combined with 4% hydroquinone. We are the sole licensee of certain Avon patents relating to this technology. In 2005, we launched Professional-C, a series of high potency antioxidant Vitamin C serums that help to counteract the effects of ultraviolet radiation and other environmental influences. Professional-C represents an improved product line with more effective skin barrier penetration replacing our Vitamin C serum offerings marketed under the Cffectives and Obagi-C brands that we introduced in 2000. In July 2006, we launched Nu-Derm Condition and Enhance targeted for use with Botox. This system provides adjunctive therapy following Botox injections, which was designed to enhance aesthetic outcomes and improve overall patient satisfaction. In October 2006, we introduced the first product in the ELASTIderm™ product line, ELASTIderm™ Eye Cream, a nighttime eye cream for treatment of skin laxity around the eye. In February 2007, we launched a second product in the ELASTIderm line for daytime use, ELASTIderm™ Eye Gel, to use along with our ELASTIderm Eye Cream, as an eye therapy system. ELASTIderm products are formulated with a patent pending bi-mineral complex, which is clinically shown to help the body’s own natural ability to increase epidermal thickness, augment hypodermal fat and increase elastin levels. In February 2007, we launched CLENZIderm M.D.™, a system of products for acne treatment featuring a novel formulation of Benzoyl Peroxide, or BPO. Our clinical studies have shown that CLENZIderm M.D. penetrates more readily into the skin follicle than current creams or gels because it is in solution form (1/100th - 1/1000th of the size of current BPO particles). We believe that our solution-based acne system is a more effective treatment for acne because a greater amount of the active ingredient, BPO, will penetrate the hair follicle to more rapidly kill P. acne bacteria.

In addition, we offer tretinoin, a generic equivalent to Retin-A, which has been among the most widely used acne treatments for approximately 25 years. We currently distribute a Food and Drug Administration, or FDA, approved generic equivalent in the physician-dispensed channel under an exclusive license agreement with Triax Pharmaceuticals, LLC. We also sell the Obagi Blue Peel which has been cited by Kline & Co. as one of the most well known brands for use in physician-strength facial peel procedures. While the Obagi Blue Peel products are not dispensed for daily home use in a system and are therefore not a significant source of our revenue, they are used to aid the physician in skin peeling activities. Acceptance and awareness of the Obagi Blue Peel among physicians give it an intrinsic value as a marketing tool in driving new account growth.

We believe that our products have the potential to be used in a number of applications and procedures beyond their current use. For example, our Obagi Systems may complement and enhance commonly performed cosmetic procedures, such as Botox injections, as well as shorten healing times and reduce the post-inflammatory hyperpigmentation that typically follow laser therapy and basal cell carcinoma excisions, and we are conducting clinical studies to evaluate the adjunctive use of our systems before and after these types of procedures. We expanded this initiative in 2005, and are working with physicians and physicians’ associations to evaluate the use of our Obagi Nu-Derm System in enhancing skin healing in ablative and non-ablative laser procedures. In late 2005 and through 2006, we conducted a study targeting more than 5,000 patients and supporting independent clinical research on our systems. The study entails physician and patient evaluations of skin quality on patients using our Obagi Nu-Derm System in conjunction with other cosmetic facial procedures. Based on the results of the clinical use study, in which patient outcomes have been documented for 2,697 patients, we launched new systems for use before and after commonly performed cosmetic procedures in July 2006. These systems are positioned under the Nu-Derm Condition and Enhance brand, with an initial focus on use in conjunction with Botox injections (Botox is a registered trademark of Allergan, Inc.). We are using this data to evaluate possible individual clinical studies on the use of Nu-Derm Condition and Enhance with  specific procedures. For example, in February 2007, we entered into an agreement with Syneron to perform a joint clinical use study of Nu-Derm Condition and Enhance system used as an adjunct therapy with Syneron’s energy based systems, with physicians who are experienced with Syneron’s systems, in order to evaluate the enhanced aesthetic outcomes and improved overall patient satisfaction. However, this study has not yet been undertaken and will require the cooperation of physicians not yet identified, and as such, there can be no assurance that the end results of this study will be positive. We plan to continue to build clinical support for the benefits of our systems in conditioning the skin and enhancing the outcomes of the most commonly performed cosmetic procedures, such as chemical peels, dermabrasion, and laser resurfacing, as well as the aesthetic and wound healing aspects of surgical procedures such as basal cell carcinoma excisions.

We engage in an active development program using our Penetrating Therapeutics technology to enhance the efficacy of established FDA-approved and OTC active ingredients. Positive findings from completed pilot studies of these new systems may not be duplicated in the larger studies that we are currently completing, or the incidence of side effects in these larger studies may force us to reformulate our products. We will continue to seek additional market opportunities where we believe we can improve the effectiveness of existing products through the application of our Penetrating Therapeutics technology to address conditions such as fungal infections, dermatitis, psoriasis, hair loss and hair removal.

We also advance our development objectives through product and license agreements with third parties. These agreements may include patent and technology licenses, product licenses and new product collaboration agreements. For example, we are developing products for the regeneration of elasticity in skin which are covered by claims contained in a patent application which we license from JR Chem LLC. The initial focus will be centered on products applied around the eyes, on the neck and on the back of the hands, where the break down in skin elasticity is most visible in aging skin. The first products to result from our collaboration with JR Chem are the products in our ELASTIderm product line. In addition, in December 2005, we entered into a product supply and collaboration agreements with Triax Pharmaceuticals, LLC for the supply of certain of its tretinoin products and to provide Obagi-branded tretinoin products in various concentrations.

In the United States, we sell our systems and related products directly to physicians through our internal sales force, which as of December 31, 2006 consisted of 109 sales, marketing and education specialists, including 96 direct sales representatives and managers. Physicians dispense our products in-office, directly to their patients, a distribution method commonly referred to as the “physician-dispensed” channel. We believe that the physician-dispensed distribution model ultimately results in higher patient satisfaction because it is better suited to the provision of system-based skin care than traditional drug distribution channels. Our physician customer base consists primarily of plastic surgeons and dermatologists, but also includes an increasing number of physicians from other practice areas, such as internal medicine and obstetrics and gynecology, or OBGYN, who are adding skin care to their practices.

As of December 31, 2006, we sold our products to approximately 4,400 accounts in the United States, which we believe represented over 6,000 individual practicing physicians. Based on a 2006 study by Kline & Co., an independent market research firm, we are the leading skin health company in the physician-dispensing channel, with an estimated 27% market share and nearly three times the market share of the next largest competitor. Outside the United States, we utilize distribution partners for the sale of our systems and related products. We currently have 12 distribution partners who sell our products through their own dedicated sales forces in approximately 35 countries.

We also compete in the Japanese retail skin care markets through a strategic licensing agreement with Rohto Pharmaceutical Co., Ltd., or Rohto. Rohto is a Japanese pharmaceutical manufacturer and distributor. Under our agreement, Rohto is licensed to manufacture and sell a series of OTC products under the Obagi brand name, including Obagi-C (a Vitamin C based topical serum in various concentrations), in the Japanese drug store channel and we receive a royalty based upon sales of Obagi branded products in Japan by Rohto. We have other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel. Our net licensing revenue from skin health systems and products in Japan was approximately $4.1 million in 2006.

Background

Skin damage and disorders

The skin is the largest organ in the body, consisting primarily of two layers: the epidermis, a thin outer layer; and the dermis, a relatively thick inner layer. The epidermis is comprised of specialized cells such as keratinocytes and melanocytes. Keratinocytes are formed in the epidermis and travel to the skin’s surface and are exfoliated, or shed off, as they die in a maturation cycle which normally takes approximately six weeks. Buildup of excess keratinocytes can result in rough, thick or dry skin. Melanocytes produce melanin, the pigment that determines skin color and protects the body from ultraviolet radiation. The dermis is comprised largely of connective tissue fibers made of collagen and elastin. Collagen is a tough, fibrous protein that helps give skin its strength and resiliency. Elastin is a tissue that helps maintain healthy skin tension and gives skin its shape, but does not readily regenerate post-puberty and degrades over time. As the elastin degrades, skin tone and elasticity become diminished, resulting in loose, sagging skin.

The health and appearance of a person’s skin is impacted by a variety of intrinsic and extrinsic factors, including pre-mature aging, photo damage, hormones, stress, pollutants, diets and skin diseases. These factors cause newly created cells to be damaged which leads to an increase in the skin cell maturation cycle. The result is that skin cells are disorganized and pigment cell activity is increased. The damaged epidermal cells cause a wide variety of conditions such as mottled pigmentation (varied pigment density across the skin), melasma (skin discoloration often caused by hormonal changes such as those from pregnancy), age spots, fine lines and dry thickened sallow skin. In the dermis of extrinsic or intrinsic aged skin, the amount of new collagen and elastin produced decreases, resulting in fibers that do not support the structure and the dermis becoming thinner. As a result deep lines, wrinkles and sagging skin make the appearance of skin significantly worse. Skin health is also impacted by diseases such as acne, rosacea, dermatitis, and psoriasis. Imbalanced production of skin oils such as sebum encourages accelerated growth of microbes in the skin such as Propionibacterium acnes, or P.acne. The skin can also become host to viral or fungal infections.

While these conditions and diseases are not life-threatening, they are readily apparent, sometimes disfiguring, usually chronic and can be debilitating in terms of a person’s self image and confidence. As a result, people are often highly motivated to seek treatment programs to restore the look and feel of their skin.

The skin care market

In 2005, the global skin care market was estimated to be $36.2 billion, of which over 62% were facial skin care products, according to Global Industry Analysts, Inc., a market research firm. Additionally, the independent research firm, Kalorama Information, estimates that from 2005 to 2010, over 70 million people in the United States alone will receive cosmetic facial procedures for which they will pay over $60 billion. We believe this reflects a growing desire and acceptance among the aging population to seek aesthetic facial products and procedures from their physicians. A key driver of this trend is the aging of the “baby boomer” segment of the U.S. population. In addition, life expectancy in the United States has extended in recent years, leading to a further increase in the average age of the country’s population. Because healthcare needs, including the treatment of skin disorders, tend to increase with age, we expect the demand for dermatologic products to continue to increase over time. In particular, women tend to demonstrate a higher motivation than men to improve their personal appearances. The number of women between the ages of 35 and 65, the primary users of our products, was estimated by the U.S. Census Bureau to have grown 35% between 1990 and 2004. With this segment’s strong desire to reduce the signs of pre-mature aging, we expect the aging female population to continue to increase the market opportunity for skin care products.

Consumer demand for physician-dispensed skin care products and procedures has been steadily growing. We believe this growth is due to consumers realizing that many non-prescription consumer cosmetic products are unable to fully meet their needs. Consumers have increasingly turned to their physicians for products and simple in-office procedures that can provide better results than consumer cosmetics. For example, physician-directed cosmetic products and commonly performed cosmetic procedures such as Botox injections, laser hair removal and microdermabrasion (a cosmetic procedure that removes the outermost layer of the skin to promote skin rejuvenation), have experienced substantial growth as consumers learn that they can achieve positive cosmetic results with minimally invasive techniques. According to the American Society of Plastic Surgeons, or ASPS, the number of minimally-invasive cosmetic office procedures performed increased 72% from approximately 4.9 million in 2002 to approximately 8.4 million in 2005. This increase was led by facial procedures such as Botox, up 242% in 2005 compared to 2002, and injectable fillers, which were first measured by ASPS in 2003, and increased 990% in 2005 compared to 2003.

Beyond anti-aging and aesthetic treatments, there is significant market demand for effective treatments of skin diseases such as acne, rosacea, psoriasis, and eczema (dermatitis). While a number of therapies and treatments exist for such diseases, most treatments consist of either topical applications with efficacy that is limited by their inability to cross the skin barrier effectively, or systemic (oral) applications that carry significant potential side effects.

According to Kline & Co., in 2006, there were approximately 22,700 practicing dermatologists and plastic surgeons in the United States. Based on our experience with physicians who have opened accounts with us, we believe a growing number of general practice, family practice and OBGYN physicians are also dedicating resources in their practices to skin care. We believe that these physicians are responding to the rapid increase in consumer demand for non-invasive skin care treatments. Furthermore, many of these physicians are dispensing prescription and non-prescription skin care products directly to their patients. According to a 2006 Kline & Co. study, a combined number of approximately 10,100 physicians dispensed skin care products directly to their patients.

Outside the United States, the physician-dispensed skin care market varies by country due to cultural differences and regulatory variations. Cultural desires for skin with lighter and more even pigmentation have created large and growing aesthetic skin care demand across the Pacific Rim countries, particularly Japan, China and Korea. European and certain South American countries such as Brazil also present large skin care markets due to the complementary growth in cosmetic procedures and willingness on the part of their consumers to spend discretionary income on aesthetic enhancements. We believe that the growth in major international markets will also be driven by cultural desires to remove skin darkening caused by exposure to sun, aging populations and a heightened awareness and acceptance of physician-dispensed products and procedures. Additionally, while physician dispensing is common in most countries, certain countries prohibit or limit the types of products that can by dispensed from the physician office, requiring physicians to either partner with a retail pharmacy or drug store, or to simply forgo dispensing.

Limitations of traditional products and procedures

Most of the cosmetic skin care products and procedures available today are designed to mask the effects of aging and skin disorders, rather than treat the underlying health of the skin. As a result of using these cosmetic skin care products, consumers may see temporary skin surface improvements, but underlying skin restoration often does not occur. We believe that the limitations of traditional products and procedures result primarily from the following causes:

•       The outer layer of human skin is a highly effective protective barrier against the entry of foreign particles into the body. The active agents in many competing topical products and procedures lack the ability to effectively penetrate the skin barrier, reducing their ability to improve the health of the skin at the stratum corneum, epidermis and dermis level. The most commonly used skin care products are cosmetics by definition under the U.S. Food, Drug and Cosmetic Act, or the FDCA, consisting largely of surface covers and moisturizers, which only add water to the cells on the surface of the skin, providing superficial and temporary improvement in the appearance of the skin. Moisturizers are not capable of causing the skin to generate healthy new cells to replace older, damaged ones that make up the epidermis.

•       Most traditional approaches to skin care are not comprehensive programs designed to integrate complementary products. As a result, individual products, even those that are widely used by consumers (such as facial soaps or sunscreens) are not generally designed to work together, and therefore may cause unintended side effects or reduced effectiveness when used in combination. Furthermore, the range of skin types in any given patient population is highly varied and different skin types respond differently to treatment, yet few products are capable of treating the specific needs of the individual patient’s overall skin health.

The Obagi Medical Products approach

We believe the effects of aging and skin disorders are best addressed not at the surface of the skin but at a deeper level, where the skin’s natural regeneration processes occur. Our Obagi Nu-Derm and Obagi-C Rx Systems improve the overall health of the skin by improving cellular processes such as collagen and elastin production, keratinocyte clearing, and melanocyte regulation, using drugs that, by definition, work at the cellular level. With improved underlying skin health, we believe a patient’s skin shows fewer signs of aging, is less susceptible to disease, and better able to combat exposure to the elements. We have developed skin care systems that we believe address the limitations of traditional skin care products and procedures, including the following:

•       Our Obagi Nu-Derm and Obagi-C Rx Systems are drug-based systems designed to penetrate below the skin’s surface to correct damage in all layers of the skin (the stratum corneum, the epidermis and the dermis) and accelerate cellular turnover. We have demonstrated in clinical studies that by enhancing the penetration of the intended active ingredient (tretinoin), more of this drug gets to the targeted tissue, improving patient outcomes. The increased penetration of a system of active ingredients triggers a therapeutic cascade that (i) pushes fresher cells to the surface faster, for smoother skin, reduced wrinkles and increased tolerance, (ii) corrects current hyperpigmentation (including freckles and age spots) and prevents the appearance of new hyperpigmentation,

(iii) promotes more uniform cells at the deepest layer for better skin structure and balanced, even skin tone, (iv) helps stimulate collagen and elastin for firmer, more resilient skin, and (v) helps increase natural hydration and circulation for supple, healthy-looking skin.

•       To achieve improved skin health, our Penetrating Therapeutics technology integrate proprietary formulations of existing prescription and non-prescription skin care products into treatment programs specially designed and physician-tailored to address the unique needs of each patient’s skin. The individual products within our systems are formulated to work synergistically using our proprietary Penetrating Therapeutics technology in formulations that enhance the stability and efficacy of what are often otherwise unstable molecules. When this system of products is applied within a physician directed protocol tailored to the patient’s skin health needs, overall penetration of the active ingredient to the appropriate layer of skin is achieved, resulting in greater efficacy and improved patient outcomes.

Our business strategy

Our objective is to become the leading specialty pharmaceutical company dedicated to developing and commercializing systems that enable physicians to improve skin health at the cellular level. Key elements of our strategy include:

•       Leveraging the strength of our physician-dispensed marketing and distribution channel to increase market share and introduce new Obagi products.   We believe that our market-leading position in the physician-dispensed channel presents us with the opportunity to increase the market share of our existing products and to launch a range of new Obagi Systems and products. We have built long-term relationships with skin health professionals based on the success of our products during the 18 years since the first Obagi Systems and products were launched. We will continue our sales and marketing efforts aimed at helping physicians understand how our systems’ products can meet growing patient demand for effective skin care treatments, thereby generating additional sources of revenue for physician practices. Furthermore, we believe that our systems’ product offerings, and our experienced sales force, uniquely position us to benefit from growth in the number of physicians who dispense skin care products directly to their patients. According to Kline & Co., in 2006 only about 43% of the approximately 22,700 practicing plastic surgeons and dermatologists in the United States dispense professional skin care products. According to the results of a study we sponsored by Wirthlin Worldwide Company, an additional 40% of non-dispensing surveyed physicians indicated that they are considering dispensing skin care products.

•       Continuing to develop and market new indications for Obagi Systems.   We believe a significant opportunity exists to use current Obagi Systems as non-invasive adjunctive therapies to improve certain current skin care procedures, resulting in overall better patient outcomes and satisfaction. Many cosmetic procedures are limited in their ability to provide healthier skin and an overall enhanced aesthetic outcome. For example, Botox injections for cosmetic wrinkles affect mostly the forehead and have no effect on the skin’s color, hyperpigmentation, age spots, acne or the overall health of the skin. We believe patients who are treated with our Obagi Systems following Botox injections will achieve greater overall aesthetic outcomes and satisfaction, and we are conducting clinical studies to evaluate the adjunctive use of our systems before and after these types of procedures. We expanded this initiative in 2005, including working with physicians and physicians’ associations to evaluate the use of our Obagi Nu-Derm System in conjunction with these types of procedures in more than 5,000 patients. Based on the results of the study, in which patient outcomes have been documented for 2,697 of the patients, we launched new systems for use before and after commonly performed cosmetic procedures in July 2006. The systems are positioned under the Nu-Derm Condition and Enhance brand, with an initial focus on use in conjunction with Botox injections. We plan to continue to build clinical support for the benefits of our systems in conditioning the skin and enhancing the outcomes of the most commonly performed cosmetic procedures, such as chemical peels, dermabrasion, laser resurfacing and basal cell carcinoma excisions.

•       Creating additional clinically proven Obagi Systems that increase the efficacy of commonly prescribed dermatological agents in addressing new areas of skin disease.   We focus our research and development efforts on increasing the ability of FDA-allowed skin agents to penetrate the skin barrier, thereby increasing the effectiveness of such agents within the Generally Recognized As Safe, or GRAS, OTC or Drug Efficacy Study Indication, or DESI, classification as defined by the FDA. This approach accelerates the commercialization timeline and avoids the lengthy clinical development processes typically required to obtain new drug approvals. We intend to further differentiate our products and systems by supporting them with randomized and comparative clinical studies conducted by leading experts in the markets in which we are developing products. Supporting this strategy we initiated more than eighteen (18) clinical studies in 2005 and 2006 in the areas of acne and elasticity.

•       Establishing new strategic collaborations and relationships.   We intend to continue accessing new and complementary products through in-licensing, strategic collaborations and strategic acquisitions. We also intend to explore new product distribution partnerships in high growth channels such as the spa and salon channel, in which manufacturers’ sales of skin care products are estimated at over $460 million in 2006, according to Kline & Co. We plan to target new products and channels, which will expand the Obagi brand and System concept but will not compete directly with the physician-dispensed channel or products. We believe that skin health professionals will be receptive to new products we introduce under the Obagi brand name, and that the brand credibility that exists among skin health professionals will allow for more rapid trial and acceptance. This belief is supported by a 2003 study we sponsored by Wirthlin Worldwide Company of 1,000 medical professionals (primarily consisting of plastic surgeons, dermatologists, and medical skin care professionals), which found that the Obagi brand had the highest total awareness, at 97%, among leading physician-dispensed brands.

•       Continuing to expand intellectual property protection.   Our intellectual property protection is based on a combination of issued patents, patent applications, licensed patents, licensed product methods and technologies and trade secrets. As of December 31, 2006, we were the sole licensee of four patents, and have filed more than 37 additional U.S. provisional and non-provisional patent applications since the beginning of 2004. We will continue to pursue additional invention and method patents as we find new applications and improvements to our existing intellectual property. We also pursue an aggressive trademark registration policy as a means to increase brand recognition and product differentiation in the market.

Our Obagi Systems and related products

We currently market and sell our systems and related products to physicians for the treatment of age-related skin disorders, incorporating a range of individual prescription and non-prescription therapeutic agents, as well as cosmetic ingredients. The individual components of each system have been formulated to complement one another, enhancing the effectiveness of the system as a whole and allowing the physician to tailor the treatment program to the specific needs of the patient. The design of our systems is proprietary to us, and we are the sole licensee of U.S. patents and have patent applications for the composition of certain of the products.

System and related products	Segment/product category	Description	Applications	Launch date
Obagi Nu-Derm System	Skin Health / Nu-Derm	Comprehensive system of six products including prescription and OTC drugs	Fine lines, wrinkles, acne, photo damage, hyperpigmentation, melasma, laxity, skin sallowness	1988
Obagi-C Rx System	Skin Health / Vitamin C	Highly stable Vitamin C serum with 4% hydroquinone system; prescription-based	Fine lines, wrinkles, hyperpigmentation, skin sallowness	2004
Professional-C and Cffectives	Skin Health / Vitamin C	Highly stable Vitamin C serums; non-prescription	Antioxidant protection, fine lines, wrinkles, hyperpigmentation	2005(1)
ELASTIderm™ System	Skin Health / Skin laxity	System of skin health products built around a novel formulation of a mineral complex; non-prescription	Increase elasticity and skin tone of eyes and face	2006
CLENZIderm M.D.™ System	Skin Health / Other	System for acne treatment built around a novel formulation of Benzoyl Peroxide, or BPO	Acne	2007
Tretinoin	Skin Health / Other	Generic equivalent of Retin-A available in the United States through an exclusive license	Acne	2002
Obagi Blue Peel System	Skin Health / Other	Topical system to aid in the application of TCA (trichloroacetic acid) chemical peels	Fine lines, wrinkles, hyperpigmentation	1988

(1)             Professional-C includes improved formulations and higher concentrations of vitamin C, and replaces our Cffectives and   Obagi-C brands that were first introduced in 2000.

Obagi Nu-Derm System

Our Obagi Nu-Derm System consists of a combination of six prescription and OTC drugs and adjunctive cosmetic skin care products to treat visible skin conditions such as photo damage and hyperpigmentation resulting from extrinsic damage and intrinsic changes to the skin. The Obagi Nu-Derm cosmetic skin care products include cleansers and exfoliating creams. Three of these products contain the drug hydroquinone in a 4% prescription concentration, which acts as a bleaching agent that is designed to correct skin pigmentation problems by normalizing the production of new melanin in the epidermis. Physicians also prescribe the drug tretinoin as part of the system, in various concentrations, depending on the physician’s judgment of patient need. We believe that the use of these prescription drugs, the ability of the drugs to penetrate the skin’s surface and the order of application distinguishes our Obagi Nu-Derm

System from other commonly prescribed regimens. While we have designed our Obagi Nu-Derm System to include products that patients can use in a systematic treatment regimen, we also make the component products available for individual sale. We believe that physicians who dispense the Obagi Nu-Derm System generally encourage their patients to use the component products together in a systematic treatment regimen. However, we also believe that some patients elect to use the products that make up the system individually. Products that are used individually at times include the sun screen products and Obagi Nu-Derm Clear, which physicians may dispense on occasion to address localized pigmentation problems. Side effects from use of the products may include redness, mild to moderate irritation and/or excessive flaking or sloughing of the outer layers of the treated skin. Side effects generally resolve after the first 10 days of use, or in cases with certain sensitive individuals, in a few days upon discontinuance of use.

In 2003, we sponsored a 301-subject, six-month, randomized, controlled, two-center, clinical use study that was independently designed and conducted by Thomas J. Stephens & Associates to compare the efficacy, side effects and tolerability of our Obagi Nu-Derm System with other commonly prescribed regimens of tretinoin, hydroquinone and OTC moisturizer. One of our minority stockholders assisted in the preparation of the study. Improvements in perioral (around the mouth) and periocular (around the eyes) fine wrinkles, facial mottled hyperpigmentation, clarity, sallowness, laxity (the appearance of loose, sagging and/or excess skin), and tactile roughness were measured. After 24 weeks of treatment, the mean changes observed with our Obagi Nu-Derm System were consistently larger than, and statistically superior to, the changes produced with the other treatment regimens. Of particular note were the changes in the perioral fine wrinkles, mottled pigmentation and laxity. While treatment with all regimens was generally well tolerated, there was a higher level of both objective and subjective irritation with the Obagi Nu-Derm System that largely resolved by the end of the study.

The Obagi Nu-Derm System accounted for over 68% of our consolidated net revenues in 2006. We sell our Obagi Nu-Derm System primarily as a single-price bundle of component products. Although volumes of sales for each individual product within the system varies, we believe the majority of our sales of each component product is due to the fact that they are sold as part of the system.

Clinical Study Support; Our products are designed to improve the underlying health of patients’ skin. Clinical studies conducted with our Obagi Nu-Derm System that we have sponsored have demonstrated that the use of our Obagi Nu-Derm System results in skin that looks and acts younger and healthier. Those studies include a randomized clinical study comparing four treatment groups over a 24-week period, involving 387 women with moderate photodamage assessments. The study was completed by 301 of the participating women. The study compared usage of Obagi Nu-Derm System (Group 1) versus other commonly prescribed therapies using tretinoin alone (Group 2) and hydroquinone alone (Group 3), as well as a leading facial moisturizer (Group 4). The mean changes observed in Group 1 (Obagi Nu-Derm System) were statistically significant and were consistently larger than, and statistically superior to, the changes produced with the other treatment groups, particularly with respect to perioral fine wrinkles, mottled hyperpigmentation, and laxity.

Mean values for clinical grading parameters at weeks one, two, 12, 18, and 24, and ultrasound measurements at weeks 12 and 24 were compared with mean baseline values. Changes from baseline were compared among the four test groups using analysis of variance with paired comparisons. P values less than or equal to 0.05 were considered statistically significant. Mean percent change from baseline and the incidence of improvement were calculated for all attributes at each time point. Silicone replicas taken at baseline and weeks 12 and 24 and 24-week biopsy samples were referred to reference laboratories.

Our clinical results provide objective and subjective support that our Obagi Nu-Derm System contributes to skin that looks and acts younger and healthier, in that the improvement in attributes related to skin tone, tissue content, skin laxity and wrinkling, are directly consistent with attributes found in comparatively younger skin.

Obagi-C Rx System

The Obagi-C Rx System consists of a combination of four prescription and OTC drugs and adjunctive cosmetic skin care products to treat skin conditions resulting from sun damage and the oxidative damage of free radicals. The central ingredients in the system are 4% hydroquinone, a prescription drug and Vitamin C. This combination distinguishes Obagi-C Rx from other Vitamin C based products available in the physician office. Two Obagi-C Rx System products contain this concentration of hydroquinone, which is designed to correct skin pigmentation problems by normalizing the production of new melanin in the epidermis. The Obagi-C Rx System includes cosmetic skin care cleansers and exfoliating lotions. When combined in a system, we believe hydroquinone, Vitamin C and a sunscreen provide correction of, and protection against, premature skin aging. As with the Obagi Nu-Derm System, the products that make up the Obagi-C Rx System are generally used together in a coordinated regimen by the majority of patients. Side effects from use of these products may include redness and/or mild to moderate irritation of the treated skin. Side effects generally resolve after the first 10 days of use, or in cases with certain sensitive individuals, in a few days upon discontinuance of use. We sponsored an in vitro study at the University of California, Irvine in September 2003 to evaluate the percutaneous absorption and bioavailability of our patented 10% Vitamin C and 4% hydroquinone combination product compared with the leading Vitamin C competitor, SkinCeuticals 20 Vitamin C. Our product demonstrated, with statistical significance, more Vitamin C in all layers of the skin than SkinCeuticals 20 Vitamin C serum.

Obagi Professional-C

The Obagi Professional-C products are a complete line of proprietary, non-prescription products, which consist of Vitamin C serums used to reduce the appearance of damage to the skin caused by ultraviolet radiation and other environmental influences. Vitamin C (L-ascorbic acid) acts as a potent antioxidant. The Obagi Professional-C line consists of a 5% serum for the area around the eyes and 10%, 15% and 20% serums for the face, neck and chest. Professional-C represents an expanded line that replaced our 5% and 10% Vitamin C serum offerings marketed under the Cffectives brand domestically, and Obagi-C brand internationally, as introduced in 2000. Obagi Professional-C products are sold individually and are used on their own, or in combination with other Obagi system products. These products are classified as cosmetics and side effects are not generally associated with their use, however certain sensitive individuals may experience mild irritation of the skin where product is applied. In addition, the product has been shown in studies we sponsored at the University of California, Irvine in September 2003 and July 2005 to penetrate all levels of skin better than SkinCeuticals 20 Vitamin C serum.

Obagi ELASTIderm™

Our ELASTIderm product line consists of products for the treatment of skin laxity featuring novel mineral complexes which may help the body’s own natural ability to increase epidermal thickness, augment hypodermal fat and increase elastin levels by supplying increased local concentrations of natural mineral actives to the relevant tissue, thereby improving the elasticity and skin tone around the eyes. We believe this is the first clinically proven skin health system to aid in the regeneration of elastin, which we believe is a new and novel topical application for anti-aging. An eight-week treatment, randomized, double-blind clinical study was conducted with 33 subjects to determine the efficacy of our novel under eye elastin regeneration product. The primary endpoints were appearance in under eye skin elasticity, fine line wrinkles and moisturization. The treatment improved the appearance of the under eye skin. We believe that a more rapid improvement in elasticity is essential to earning customer compliance and repurchase. Based on clinically significant improvements in measured collagen and elastin in skin treated over the eight week period, we launched a single nighttime eye cream product under the Obagi ELASTIderm brand name in mid-October 2006. In February 2007, we launched a daytime eye gel which is the second product under the Obagi ELASTIderm brand.

Tretinoin

Tretinoin creams and related adjunctive acne care products are used for the topical treatment of acne in the United States. Tretinoin, the active ingredient in the prescription acne drug Retin-A, is a Vitamin A derivative and has been the primary prescription acne therapy for approximately 25 years. Topical tretinoin normalizes the growth rate of skin cells, disrupting the onset of acne. We offer FDA-approved formulations of tretinoin through an exclusive license in the physician-dispensed channel. Our Tretinoin cream line is available in concentrations of 0.1%, 0.05% and 0.025%. These products are sold individually and are used by doctors as a single therapy, in combination with Obagi Nu-Derm, or in combination with other acne therapies including but not limited to salicylic acid and clindamyacin. Side effects include excessively red, edematous, blistered, or crusted skin for certain sensitive individuals. If these effects occur, the medication should either be discontinued until the integrity of the skin is restored, or the medication should be adjusted to a level the patient can tolerate. To date, generally adverse effects have been reversible upon discontinuation of therapy.

Obagi Blue Peel

Obagi Blue Peel is a topical system to aid in the application of TCA chemical peels used to smooth the surface of skin, improve skin tone and color, diminish wrinkles and shrink pore sizes. Chemical peels are an in-office procedure performed either by a physician or a member of a physician’s staff, depending on the skin depth of the peel. During the procedure, acidic solutions are combined in our delivery system and applied to the face to remove the thin surface layers of aged and damaged skin. After removal, the body will naturally replace the removed skin layers with new, healthy skin cells. The Obagi Blue Peel provides for an even application and slows the penetration of the solution into the skin, allowing physicians to more accurately monitor the peel. This produces a more uniform and consistent application, which reduces the risk of complications. We believe that the Obagi Blue Peel is especially effective as a complementary treatment to our Obagi Nu-Derm System. The Obagi Blue Peel products have no known side effects in and of themselves. Patients receiving blue peel products as part of an acid peel procedure can expect to experience side effects that are associated with such procedures.

Expanded applications for existing products

We believe that many of our products have applications in areas beyond their current uses. For example, we are conducting studies to evaluate the adjunctive use of our systems with commonly performed cosmetic procedures such as laser therapy, Botox injections and basal cell carcinoma excisions. In July 2006, we launched our Nu-Derm Condition and Enhance System, for use primarily with Botox injections.

Nu-Derm

Market opportunity.   According to the American Society of Plastic Surgeons, or ASPS, the number of minimally-invasive cosmetic office procedures performed increased 72% from approximately 4.9 million in 2002 to approximately 8.4 million in 2005. This increase was led by facial procedures such as Botox, up 242% in 2005 compared to 2002, and injectable fillers, which were first measured by ASPS in 2003, and increased 990% in 2005 compared to 2003.

Our Obagi Nu-Derm System restores skin to a healthier state and helps regulate skin cell functions and improve circulation. This improves the skin’s ability to constantly renew itself, repair damage, and act as an effective barrier. It also restores the skin to an active and tolerant state so that it responds better to the trauma of surgical procedures, heals faster and is less likely to exhibit an undesirable post-procedure response. Anecdotal evidence provided to us by clinicians who use our products suggests a decreased recovery period, improved rate of healing and reduction in post-inflammatory hyperpigmentation. Another proposed advantage of pre-treating patients undergoing laser resurfacing with our Obagi Nu-Derm System is that priming collagen might enhance the response to laser resurfacing, thereby improving cosmetic results. Further, our Obagi Nu-Derm System, when used as adjunctive therapy following Botox injections, has indicated the possibility of enhanced aesthetic outcomes and improved overall patient satisfaction as suggested to us anecdotally by several dermatologists and plastic surgeons and supported by our physician use study.

Clinical development.   In January 2006, we initiated a large, multi-center, physician use study targeted for over 5,000 patients. This study will broadly assess the outcomes and practice patterns of our Obagi Nu-Derm System used as an adjunct therapy to a wide variety of commonly performed cosmetic procedures. To date, we have received procedure evaluations on over 2,697 of the patients. The results indicate enhanced patient outcomes and are achieved with several commonly performed cosmetic procedures including Botox and facial laser resurfacing.

Product line	Description	Applications	Launch date/target launch date
Obagi Nu-Derm Condition and Enhance for Botox	Line extension of Nu-Derm System designed for use after soft tissue filler injections	Enhances outcomes for Botox and other injectible procedures	2006
Obagi Nu-Derm Condition and Enhance for Laser	Line extension of Nu-Derm System designed for use before and after cosmetic laser procedures	Enhances outcomes for cosmetic laser procedures	2007*
Obagi Nu-Derm Condition and Enhance for Basal Cell Carcinoma (BCC)	Line extension of Nu-Derm System designed for use before and after BCC excision and cutterage	Enhances outcomes for BCC treatment procedures	2008*

*                    These target launch dates are forecasted on the assumption that results of our clinical studies will be favorable, which may not be the case.

Obagi Nu-Derm Condition and Enhance for Botox

According to ASPS, there were approximately 3.8 million Botox injections performed in 2005. Botox is a non-surgical, physician administered cosmetic treatment that can temporarily reduce moderate to severe frown lines between eye brows (glabellar lines associated with corrugator and/or procerus muscle activity) for up to four months. In order to maintain the results, a patient needs to be injected every three to four months. We are planning to conduct a 12-week multi-center, randomized, single-blind, post-market study comparing the aesthetic outcome of the application of Botox alone to the application of Botox with post treatment with our Obagi Nu-Derm System. The primary endpoints will be additive improvements in perioral and periocular fine wrinkles, facial mottled hyperpigmentation, clarity, sallowness, laxity, tactile roughness and overall patient satisfaction. We anticipate initiating this study by mid-2007 for completion prior to 2007 year-end.

Obagi Nu-Derm Condition and Enhance for Laser

We are evaluating and sponsoring studies to evaluate the use of Obagi Nu-Derm products in aiding skin healing in skin peel procedures and ablative laser procedures, which are procedures using lasers that work primarily by removing the top layer of the skin, while the subsequent layer is heated. These initiatives are based on anecdotal evidence, supplied by physicians who are experienced with our Obagi Nu-Derm System, that indicates the possibility of improved recovery and healing time when our Obagi Nu-Derm System is used with ablative laser procedures. We also agreed to work jointly with Syneron Medical Ltd. to conduct physician site studies using our Nu-Derm Condition and Enhance Systems in conjunction with their elōs technology. However, these evaluations and studies have not yet been completed, and there can be no assurance that the end results will be positive.

Obagi Nu-Derm Condition and Enhance for Basal Cell Carcinoma

According to the American Society for Dermatologic Surgery, approximately 1.7 million procedures to treat skin cancer were performed in the United States in 2005. Basal cell carcinoma is the most common skin cancer. Electrodessication and curettage is a commonly employed treatment in which superficial skin cancers are scraped with a curette followed by electrocautery of the site in three successive cycles. Electrodessication and curettage usually leaves a scar and hypopigmented, firm, and demarcated skin. We have initiated a multi-center, randomized, single-blind, controlled study comparing the efficacy of pre-treatment and post-treatment with our Obagi Nu-Derm System with a commonly prescribed regimen of gentle cleanser and emollient on skin healing. The primary endpoint will include an improvement in healing rates, less scar formation and less hypopigmented, firm, demarcated skin.

New Products and Product Lines

ELASTIderm™—Anti-Aging

Market opportunity.   Elastin is a protein found in the dermis which allows the skin to resume its normal shape after stretching. As skin ages, it loses its elasticity and begins to sag, particularly around the eyes, on the neck and on the hands. According to Kline & Co., in 2006, the eye, hand and neck skin care market in the spa and salon channel was estimated at over $170 million per year, comprised of products that are primarily designed to improve skin appearance through added moisturization, or building collagen in the skin. We conducted a soft-launch of an eye cream product under the Obagi ELASTIderm brand name in mid-October 2006, limited to our aesthetic sales force and targeted for existing accounts. In February 2007, we announced the formal launch of an ELASTIderm Eye Therapy system, including both the eye cream and a new eye gel product.

We are also evaluating the use of future ELASTIderm products on other areas of the body which may help the body’s own natural ability to increase epidermal thickness, augment hypodermal fat and increase elastin levels by supplying increased local concentrations of natural mineral actives to the relevant tissue, thereby improving the elasticity and skin tone. These areas may include the neck, hands, full face, arms and other areas of the body. However, there can be no assurance that additional products will be successfully developed in the future. The commercial acceptance of the recently introduced product cannot yet be determined, and there can be no assurance that additional products will be successfully developed in the future.

Clinical development.   An eight-week treatment, single blind clinical study was conducted with 33 subjects to determine the efficacy of our ELASTIderm product which contains a bi-mineral complex known as “copper zinc manonate.” The primary endpoints were appearance in under eye skin elasticity (Cutometer® Evaluation), fine line wrinkles (Skin Replica Analysis) and moisturization (Corneometer® Evaluation). Twice daily application of this novel bi-mineral complex resulted in significant improvements in elasticity in as early as week 2. Improvements in elasticity increased with each successive visit, with a peak 46% improvement relative to baseline at week 9. P values in each week of the study ranged from ..01 to .001, and were considered statistically significant.

A significant reduction in the number of coarse periorbital (skin around the eyes) wrinkles was also evident, in objective measurements of wrinkles using soft silicone impressions, which showed a maximal reduction of 16% (p ≤ 0.05) at week nine. Subjective feedback further showed a 214% increase, from baseline, in the number of subjects that considered their periorbital wrinkles to be not perceptible or mild to barely noticeable at week nine. Moreover, standardized digital photography demonstrated visible improvements in the appearance of periorbital fine lines and wrinkles in as little as two weeks. Our clinical results provide objective and subjective support that our novel bi-mineral complex was effective at improving photodamaged (sun damaged) periorbital skin elasticity and fine lines and wrinkles. Previously mentioned quantitative measurements of elasticity were supported by subjective feedback that demonstrated a 75% increase, from baseline, in the number of subjects that considered the lax/loose appearance of their periorbital skin to be non-existent or mild to barely noticeable at week nine.

CLENZIderm M.D.™—Acne

Market opportunity.   Acne is an inflammatory disease of the skin that results from a blockage of follicles or pores, as a consequence of accumulating dead skin cells and sebum, together which create a perfect medium for bacteria. The bacterium, P.acne, is a gram positive anaerobic bacterium that colonizes the sebaceous follicles and is implicated in the pathogenesis of acne. The prescription topical anti-acne market primarily includes BPO as a single active ingredient, or monotherapy product, BPO combination products (with antibiotics), topical retinoids, such as Retin-A, and topical antibiotics. Kalorama projects that the global market for prescription acne and rosacea drugs, including BPO, retinoids, and antibiotics, will increase 13% from $1.6 billion to $1.8 billion over the five years from 2005 to 2010.

Current formulations of BPO are emulsions, comprised of large, highly insoluble particles which do not pass easily into the skin follicle to treat the underlying causes of acne. As a result, the efficacy of existing formulations of currently marketed BPO products is limited. We have developed proprietary technologies that we believe will increase the ability of BPO to penetrate the epidermis and compromised sebaceous follicle.

Obagi CLENZIderm M.D.   We have developed a system of products for acne treatment featuring a novel formulation of BPO which our clinical studies show to penetrate more readily into the skin follicle than current creams or gels because it is in solution form (1/100th—1/1000th of the size of current particles). We believe that our solution-based acne system will be a more effective treatment for acne because a greater amount of the active ingredient, BPO, will penetrate the hair follicle to act on P.acne bacteria.

Clinical development.   We conducted several clinical studies that demonstrated that our novel BPO alone achieved greater intrafollicular and skin surface bactericidal activity (or kill) against P. acnes than both a prescription generic BPO formulation and a prescription BPO/antibiotic combination product. We also conducted a randomized, 2 week split face study to evaluate the efficacy of our acne therapeutic system,  with our novel 5% BPO serum gel and 2% Salicylic Acid toner, compared to BenzaClin®, a commercial prescription BPO/antibiotic combination product. The primary efficacy endpoint measured changes in inflammatory and non inflammatory lesions from baseline and at week 2. Our acne therapeutic system resulted in faster reduction in acne lesions than the BPO combination product, as demonstrated in week 1 results; 23% lesion reduction versus 12% reduction in inflammatory lesions and 13% reduction in non inflammatory lesions versus 5%. After 2 weeks of treatment, our acne therapeutic system had achieved a greater reduction in non-inflammatory lesions (34%) than the prescription BPO/Clindamycin combination (21%) and a comparable reduction in inflammatory lesions (52% and 50%, respectively). The expert assessments showed that 81% of the subjects improved from moderate or severe acne categories to mild, almost clear or clear.

Additionally, we conducted a 3 week, full-face, single center, investigator blinded, randomized study with 41 subjects to evaluate the efficacy and tolerability of our CLENZIderm M.D. System with 3 different dosing regimens. All 3 dosing regimens showed statistically significant (P values less than .001) reductions in inflammatory and non-inflammatory lesion counts; 62%, 68%, 73% respectively at day 21 for inflammatory lesions and 47%, 54%, 56% for non inflammatory lesions. There was no statistical difference in lesion reduction between the 3 dosing regimens. All treatment regimens were well tolerated with mean levels of erythema, dryness, itching and irritation less than mild throughout the study.

We believe these studies show the efficacy of our novel BPO formulations in reducing P.acnes and clearing visible acne lesions on the skin. Additionally, in mid-November 2006, we conducted under the CLENZIderm M.D. brand name, a controlled experience trial with select dermatologists who currently prescribe the existing Obagi systems. Based on the results of that trial, we began a full commercial launch of the CLENZIderm M.D. anti-acne system in February 2007.

Areas of future growth

We believe that our Penetrating Therapeutics technology may be applicable in other skin health areas. We are currently screening therapeutic candidates in related fungal infections, dermatitis/seborrhea, hair growth and topical hair removal. According to Kalorama, in 2005 these therapeutic areas represented markets ranging from $500 million to over $2.8 billion in size.

Our product development strategy is to enhance the efficacy of established, widely prescribed, FDA-approved dermatology products (both prescription and OTC) by developing mechanisms that significantly enhance the penetration of these agents across the skin’s protective barrier into the deeper layers of the skin, where therapeutic benefits are realized. We describe this enabling technology as Penetrating Therapeutics, in which the individual chemical characteristics of both active and inactive agents are addressed and then combined in a systematic manner based on their pharmacokinetic properties.

We seek to demonstrate through clinical studies the improved efficacy of various topical agents when used as part of our systems. We are conducting and plan to initiate numerous clinical studies to demonstrate the advantages of our products in both blinded, randomized controlled studies and direct comparative studies. We will seek to conduct clinical studies that provide both clinically and statistically significant results. We will work with leading researchers and clinicians in their respective fields of applications and markets. We intend to use these results in marketing our products.

Sales and marketing

Domestic.   We believe we are the market leader in the physician-dispensed skin care channel with a 27% share and nearly three times the market share of the next largest competitor, according to a 2006 study by Kline & Co. As of December 31, 2006, we had approximately 4,400 active accounts in the United States. Each account has at least one licensed physician on-site and we estimate that there are approximately 6,000 physicians in total practicing under these active accounts. This includes physicians on-site at a small but rapidly growing number of medical spas.

The U.S. market accounted for 82% of our net sales in 2006. In the United States, we focus our sales and marketing efforts primarily toward plastic surgeons, dermatologists and other physicians with an aesthetic skin care focus using our direct sales force. As of December 31, 2006, we had 109 sales, marketing and education specialists, including 96 dedicated sales representatives and managers. We believe that we have sufficient sales representation to enable us to effectively target the plastic surgeons, dermatologists and aesthetic skin care physicians who dispense skin care products in the United States. According to a 2006 Kline & Co. study, there were approximately 10,100 of these physicians in the United States.

In addition to effective systems, we also offer turn-key practice building programs and patient events that help the physicians grow their practices. These resources help each physician practice improve their recurring patient visits and revenue streams.

Our marketing efforts have a dual focus. First, we market directly to physicians in an attempt to both create treatment awareness and encourage the use of our products by both new and existing physician clients. To support this effort, we use medical journal advertising, direct mail, sales aids, video, CD and slide demonstrations, physician-to-physician speaker presentations, trade shows, reminder items, educational and training support, internet resources, and telemarketing. Second, we attempt to create and then build upon the relationships with our physician customers by marketing our products to their patients through their medical practices. To support this effort, we provide patient education booklets and videos, funding for cooperative advertising, training and direct assistance in patient seminars and other programs, continuous product education and direct to consumer advertising and public relations programs for patient referrals.

In addition, our research and development staff is designing and coordinating clinical studies to support the application of our existing product lines in new markets and to enhance our current marketing efforts. We have conducted numerous studies with the Department of Dermatology at the University of California, Irvine and Education and Research Foundation, Lynchburg, VA. In addition, we are currently in discussions with leading dermatologists associated with numerous reputable institutions, to coordinate additional clinical studies for new product applications and formulations. We believe evidence from our clinical studies may validate the performance of our existing products and provide a platform for the development of new products and product applications.

International.   International markets accounted for 18% of net sales in 2006. We address international markets through 12 international distribution partners that have sales and marketing activities in approximately 35 countries outside of the United States, and two trademark and know-how license agreements for the drug store and aesthetic spa channel of Japan. We target distribution partners who are capable and willing to mirror our sales and distribution model in the United States and who have an established business and reputation in the physician channel. Much like our business model in the United States, these distributors address their territories through direct sales representatives selling to physicians, or through alternative distribution channels, depending on regulatory requirements and industry practices. The sale of skin health and restoration products through physician offices is not as widely established internationally as it is in the United States. For example, some of our more successful international distribution partners include our partners in the Southeast Asia, the Middle East and the Philippines. In these territories, our partners utilize Obagi-branded medical centers to employ trained physicians for patient sales, as well as a training center to provide product and sales training to regional physicians and their staff. Separately, some of our distribution partners, such as our partners for Mexico and Canada, leverage their existing complimentary product offerings to gain rapid account penetration for Obagi Systems in their territories. International sales are diversified, and our largest individual medical channel distribution partner purchased approximately $2.4 million from us during 2006.

We intend to continue expanding our international presence by entering into strategic relationships in key locations such as Asia, Europe and South America. We believe that there is potential for significant sales growth of our products in international markets due to cultural emphasis on overall skin health and appearance and the continued development and acceptance of surgical and non-surgical cosmetic procedures throughout many countries of the world.

Licensing.   Where the physician-dispensed channel is underdeveloped we will look for alternative models to build a presence and brand awareness for our products. For example, in Japan we have pursued three separate distribution channels for our brand and product concepts. In 2002, we launched our first formal long-term relationship in Japan by entering into a 10-year trademark and know-how license agreement with Rohto to market and sell our Obagi-developed products in Japan. Rohto is a Japanese pharmaceutical manufacturer and distributor. Under our agreement, Rohto is licensed to manufacture and sell a series of OTC products under the Obagi brand name, including Obagi-C (a vitamin C based topical serum in various concentrations) in the Japanese drug store channel. Rohto’s Obagi branded products achieved retail annual sales of over $57 million in 2006 through approximately 5,000 high-end drug stores. We have additional licensing arrangements in Japan as well to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit. Separately, in early 2004, we entered into a distribution agreement with Koken Ltd., granting Koken exclusive rights to distribute certain prescription based Obagi Systems in the physician-dispensed channel. Our strategic partners in Japan have engaged in aggressive direct to consumer advertising, which we believe has raised consumer demand in Japan which creates greater brand awareness in the physician channel to the benefit of our core prescription lines. In 2006, these separate distribution channels in Japan generated approximately $4.1 million in net sales for us.

We will continue to look for credible partners to address new geographies, and to evaluate mass market channel opportunities in countries where it make sense in order to drive brand awareness and more rapid overall market penetration.

Manufacturing

We believe our manufacturing processes are a competitive advantage, which we have developed through years of experience formulating skin care products. We maintain manufacturing scalability and flexibility by maintaining manufacturing with five qualified contract manufacturers. For all of our proprietary product concepts, we also own the related manufacturing processes, methods and formulations. In the fourth quarter of 2005, we invested in our own manufacturing facility in order to develop the ability to manage and protect the manufacturing process with respect to certain of our new product pipeline concepts. Currently, we plan to use this facility solely for the purpose of smaller scale product manufacturing in connection with new product technologies and smaller market introduction quantities. This facility will allow us to protect intellectual property related to our products in the initial stages unless and until we believe we can transfer such know-how to third-party manufacturers with full protection of related intellectual property.

We use only FDA compliant manufacturers who specialize in the manufacture of prescription and OTC pharmaceutical and/or cosmetic products. These parties manufacture products pursuant to our specifications. All of these manufacturers are required by law and by our manufacturing standards to comply with current Good Manufacturing Practice, or cGMP. We pre-qualify and continually monitor our manufacturers for quality and compliance. We also require documentation of compliance and quality from those manufacturers that we act as representative for in connection with the promotion and sale of their products. For most of our key products, we have two or more qualified manufacturers. Certain products, including some of our sun protection products, are supplied by a single source. We have one supplier for our Healthy Skin Protection and Sun Block sunscreen products. That supply arrangement can be terminated at any time, and there is no guarantee that we could replace the aesthetic qualities or exact formulation of those sun screen products.

In addition, while physicians can and in many cases do write a prescription for tretinoin to be fulfilled by a pharmacy in conjunction with our Obagi Nu-Derm System, we also purchase tretinoin directly from Triax Pharmaceuticals, LLC in order to provide physicians the option of dispensing tretinoin directly from the office along with the Obagi products. These products are currently purchased under a five-year product supply agreement, entered into in December 2005, which also provides Obagi with the right to develop Obagi branded product offerings.

Intellectual property

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

We have pursued an aggressive trademark registration policy as a means to achieve brand recognition and product differentiation in the market. We own various U.S. and foreign trademark registrations and applications and common law marks. In connection with developing new products and product applications, we have filed more than 37 U.S. provisional and non-provisional patent applications. We do not own any issued patents with claims covering any of our Obagi Nu-Derm products.

We have also licensed certain patent applications owned by JR Chem LLC. We have relied on services provided by JR Chem LLC in the development of new products to address acne and skin elasticity products, under a five-year contract. We also have licensed the rights to four patents owned by Avon Products, Inc., one of which expires in 2008 while the remaining three expire between 2013 and 2018, covering methods and formulations for stabilizing Vitamin C in a serum for facial skin benefits, which is in our Obagi-C Rx C-Clarifying serum, Professional-C 5% serum and Professional-C 10% serum. We entered into the license in June 2003, for an initial three-year term, and the license is renewed year to year thereafter, at our option, through the life of the last patent to expire.

We have acquired rights to market, distribute, sell and, in some cases, make products pursuant to license agreements with third parties. Such agreements contain provisions which require us to meet requirements under these agreements, such as payment or royalty obligations, in order to maintain the rights granted under the agreements.

Below is a table that includes the patents we license that are material to our business as of December 31, 2006:

Patent title	Country in which patent is issued	Licensor	Expiration date of patent/license
Cosmetic Preparation Incorporating Stabilized Ascorbic Acid	United States	Avon	January 8, 2008
Use of Ascorbic Acid to Reduce Irritation of Topically Applied Active Ingredients	United States	Avon	May 14, 2013
Ascorbic Acid Compositions for Reducing Irritation of Topically Applied Active Ingredients	United States	Avon	April 26, 2013
Stable Ascorbic Acid Preparation for Topical Use	United States	Avon	September 10, 2018

Certain Material Agreements

Triax Pharmaceuticals

Under a product supply agreement with Triax Pharmaceuticals, LLC, or Triax, entered into on December 8, 2005, we have exclusive rights to sell certain tretinoin products in 0.1%, 0.05% and 0.025% concentrations in the physician-dispensed channel in the United States (including all territories of the United States). If  we do not purchase a minimum of 100,000 units of products each year in any combination of concentrations, we will lose our exclusive selling rights in the United States. During the year ended December 31, 2006, we met the minimum purchase requirements. Under the terms of the agreement, we are required to pay Triax Pharmaceuticals a fixed price for the products, subject to volume discounts we may receive if we purchase a certain number of products and those products are sold to our customers within 90 days. These volume discounts are based on calendar year performance and applied to cumulative quarterly purchases. The initial term of our agreement is five years, with an automatic renewal for a successive five year term unless written notice is provided by either party at least 120 days before the end of the current term. Each party has the right to terminate the agreement upon 30 days’ prior written notice in the case of material breach and failure to take action to cure such a breach within such 30 day period. Each party also has the option to terminate the agreement by written notice if the other party ceases to carry on its business or becomes the subject of any proceeding under state or federal law for the relief of debtors or otherwise becomes insolvent, bankrupt or makes an assignment for the benefit of creditors, or upon the appointment of a receiver for the other party or the reorganization of the other party for the benefit of creditors.

Jose Ramirez and JR Chem

Pursuant to a consultant services and confidentiality agreement with Jose Ramirez and JR Chem LLC, or JR, we have hired JR to perform research and development activities including product formulation, product development and regulatory work, as detailed in various statements of work. Under the terms of the agreement, JR must assign or license to us all rights, title and interests to any and all inventions made during JR’s engagement with us or during the one year period thereafter if such inventions involve or are related to our actual or anticipated research or development, or incorporate or are based on any of our confidential information or ideas. We agreed to pay JR a minimum fee of $100,000 per year for five years plus reasonable and customary expenses incurred at our request in connection with the provision of such services, commencing on January 1, 2005, for this product formulation, product development and regulatory work. We also agreed to pay a tiered royalty for successful commercialization of products developed or identified by JR based on annual net sales, with a maximum royalty paid per product, capped at $5.0 million per year. The tiered royalty payable for each new product will be 3% on annual net sales from $0 to $50 million; 4% on annual net sales from $50 million to $75 million; and 5% on annual net sales above $75 million.

We have a right of first refusal for the exclusive license of any and all of JR’s inventions related to skin healthcare that are developed or reduced to practice by JR during the term of the agreement, but not in connection with certain service activities documented in the agreement or certain various statements of work, that are not assignable to us under the terms of the agreement. We would pay a royalty fee for any such exclusive licenses.

The initial term of the agreement is five years, starting in the beginning of 2005, and may be extended for up to two, one-year renewable terms with the mutual written agreement of each party within 60 days prior to the expiration of the then-current term. We have the right to terminate the agreement at any time in our sole discretion with 30 days’ notice by exercising an option to buy-out JR’s remaining service obligation for the then-current term. In our sole discretion, we may pay for the buy-out option with our stock or a combination of stock and cash at a fair market valuation. We have the right to terminate the agreement, without triggering the buy-out option, upon 30 days’ notice for any violation by JR of this agreement, unless JR is able to cure such violation within such 30 day period. We also have the right to immediately terminate the agreement, without triggering the buy-out option, if JR is convicted of a felony or other crime involving material harm to our standing or reputation, for JR’s nonfeasance or willful misconduct, for conduct that brings us into public disgrace or disrepute, or for continuous inattentiveness to JR’s duties after written notice of the same. If we exercise our right to terminate the agreement, all of our obligations to JR, except for royalty obligations, shall cease immediately.

To date, pursuant to this agreement, we have licensed six pending patent applications that cover novel methods and formulations for the treatment of acne, which we plan on using as the basis for our new acne system to be marketed under the CLENZIderm M.D.™ brand, including the first product launched in February 2007. We have also licensed three pending patent applications dealing with composition of matter, wound healing and method of anti-aging treatment, which we plan on using as the basis for our new ELASTIderm™ System, including the first product launched in October 2006 and the second product launched in February 2007.

Avon

Under a license agreement with Avon Products, Inc., dated June 26, 2003, we have an exclusive worldwide license to manufacture and sell skin care products containing an ascorbic acid component directly to physicians and medical spas. Under the terms of the agreement, we also have a non-exclusive license to manufacture and sell such products directly to drug stores outside of the United States. We have agreed to pay Avon a non-refundable license issue fee of $400,000, payable in three installments. Additionally, we pay a non-refundable annual renewal fee of $100,000. We have the option to renew the agreement annually until the last of the licensed patents expires on September 10, 2018. Each party, at its option, may terminate the agreement upon 45 days’ prior written notice in the case of default in the performance of any obligation under the agreement by the other party and failure to take action to cure such a default within such 45 day period. If we become bankrupt or insolvent, or file a petition for bankruptcy, or if our business is placed in the hands of a receiver, assignee or trustee from which we cannot extract ourselves within 120 days, or if we are liquidated or substantially all of our assets or shares are sold, exchanged or transferred, or in the event of a merger or consolidation to which we are a party and to which Avon reasonably objects, the agreement shall immediately terminate without notice.

Competition

The market for skin health and restoration is highly competitive with many established manufacturers, suppliers and distributors engaged in all phases of the business. We believe that we face strong competition. Competitive factors in our market include:

•       product efficacy and uniqueness;

•       brand awareness and recognition;

•       product quality, reliability of performance and convenience of use;

•       cost-effectiveness;

•       breadth of product offerings;

•       sales and marketing capabilities and methods of distribution;

•       resources devoted to product education and technical support; and

•       speed of introducing new competitive products and existing product upgrades.

We face and will continue to face intense competition. A number of our competitors have greater research and development and marketing capabilities and greater financial resources than we do. These competitors may have developed, or could in the future develop, new technologies that compete with our products or render our products obsolete. We are also likely to encounter increased competition as we enter new markets and as we attempt to further penetrate existing markets. Some of our competitors have in the past and may in the future compete by lowering prices on their products. We may respond by lowering our prices, exiting the market or competing by investing in the development of new, improved products.

We believe our direct competitors in the physician-dispensed channel include BioMedic from La-Roche Posay, TNS from Skin Medica, Inc., Kinerase from Valeant Pharmaceuticals International, various products from SkinCeuticals, a division of L’Oreal S.A., M.D. Forté and PREVAGE from Allergan, Inc., Vitamin C and various products from IS Clinical, and Neova from PhotoMedex, Inc.

We believe our indirect competitors which generally sell skin care products directly to consumers consist of large cosmetic companies, including but not limited to The Estee Lauder Companies Inc., Helene Curtis Industries, Inc., L’Oreal S.A., Matrix Essentials, Inc., a division of L’Oreal, Procter & Gamble Company, Neutrogena, a division of Johnson & Johnson, Revlon, Inc. and Unilever N.V. Other companies use medical devices to treat facial aesthetics.

Our acne product will compete with Triaz from Medicis Pharmaceutical Corporation, Benzaclin from Dermik Laboratories, Inc., Brevoxyl and Duac from Stiefel Laboratories Inc., Benzac® from Galderma Laboratories, L.P. and ZoDerm from Bradley Pharmaceuticals, Inc. Our acne product will also indirectly compete with OTC anti-acne products.

Our elasticity system has demonstrated clinical evidence of aiding the restoration of elasticity and mature elastin in aged skin. We currently know of no products which have clinical evidence to support this claim. However, there are several products which claim to enhance elastin.

Our products also compete with current and future medical devices, such as lasers, which are or will be positioned for a variety of skin enhancements such as facial rejuvenation, dermal thickening, acne and other uses. However, we believe our Obagi Systems are complementary to many of these procedures.

Government regulation

Federal, state and local governmental authorities in the United States and other countries regulate, among other things, the testing, production, distribution and sale of prescription and over-the-counter drugs and cosmetics. In the United States, the FDA, acting under the FDCA and other federal statutes and Agency implementing regulations, regulates products primarily on the basis of their intended use, as determined by the labeling claims made for the product.

FDA regulation of cosmetics

The FDCA defines cosmetics as products and their components intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body or any part thereof for cleansing, beautifying, promoting attractiveness, or altering the appearance. Cosmetic products are not subject to FDA pre-market approval authority, although the FDA can take enforcement action for marketed cosmetic products that are adulterated or misbranded, including violations of product safety requirements, use and quantity of ingredients, labeling and promotion and methods of manufacture. Additionally, the FDA monitors compliance of cosmetic products through random inspections of cosmetic manufacturers and distributors. The labeling of cosmetic products is subject to the requirements of the FDCA, the Fair Packaging and Labeling Act and other FDA regulations.

We believe that many of our products in the Obagi Nu-Derm, Obagi-C Rx, Obagi Professional-C, ELASTIderm™, CLENZIderm M.D.™ and other product lines, as labeled and intended for use, fall within the FDA definition of cosmetics and therefore do not require pre-market review and approval. Cosmetics may be sold both over the counter and through a physician’s office, subject to state laws governing the commercial practices of physicians.

FDA regulation of drug products

The FDCA defines drugs as products intended to cure, mitigate, treat or prevent a disease or to affect the structure or any function of the human body. Drug products are subject to more comprehensive safety and effectiveness requirements of the FDCA and its implementing regulations. In general, products falling within the FDCA’s definition of “new drugs” require pre-marketing clearance by the FDA. Products falling within the FDCA’s definition of “drugs” that are not “new drugs” and that are generally recognized as

“safe and effective” for the indication for which they are being marketed generally do not require pre-market review and approval from the FDA. Such drug products are commonly commercialized under the FDA Compliance Policy Guide entitled Marketed New Drugs Without Approved New Drug Applications or Abbreviated New Drug Applications and are subject to compliance with FDA regulations concerning manufacture, labeling, distribution, and recordkeeping for drug products.

We market a number of sunscreen products that are regulated by the FDA as OTC drug products subject to an FDA final monograph but not requiring FDA pre-market review or approval. We also market a number of products containing 4% hydroquinone that we believe are not “new drug” products and that are generally recognized as safe and effective for the indications for which they are being marketed. We also market a number of products containing 4% hydroquinone that are currently not subject to FDA pre-market approval. In August 2006, the FDA issued a proposed rule that stated that OTC skin bleaching products containing hydroquinone and currently marketed outside the physician channel at 2% concentrations or less, were not generally recognized as safe and effective, were misbranded, and are new drugs within the meaning of the FDCA. The FDA proposed that because of the carcinogenic and ochronosis potential of hydroquinone, its use in skin bleaching drug products should be restricted to prescription use only, and users of such products should be closely monitored under medical supervision. The FDA also withdrew a tentative proposed monograph that concluded that hydroquinone products were generally recognized as safe and effective and stated its intent to require New Drug Application approval for continued marketing of prescription hydroquinone products at the time of publication of the final rule. The FDA is presently reviewing public comments received in response to the August 2006 Proposed Rule. Finally, our tretinoin prescription drug product offerings are licensed from and supplied by Triax Pharmaceuticals, LLC, which, through Spear Pharma, holds FDA approval of Abbreviated New Drug Applications, or ANDAs, for those products.

FDA regulation of “new drug” products

The steps required before a “new drug” may be marketed in the United States include (i) pre-clinical laboratory and animal testing, (ii) submission to the FDA of an Investigational New Drug, or IND, application which must become effective before clinical trials may commence, (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug, (iv) submission to the FDA of a New Drug Application, or NDA, and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. An Abbreviated New Drug Application, or ANDA, is required to be submitted and approved when the drug product intended for commercialization is bioequivalent to an already approved NDA product; an ANDA application does not need to repeat the clinical trials that were required for approval of the NDA, or reference listed drug. In addition to obtaining FDA approval for each product, each domestic drug-manufacturing establishment must be registered with the FDA. Drug product manufacturing establishments located in California also must be licensed by the State of California in compliance with separate regulatory requirements.

Pre-clinical testing is generally conducted on laboratory animals to evaluate the potential safety and the efficacy of a drug. The results of these studies are submitted to the FDA as a part of an IND, which must be approved before clinical trials in humans can begin. Typically, clinical evaluation involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile, the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease to provide sufficient data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical trials and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.

The OTC monograph system

While FDA approval is generally required before a new drug product may be marketed in the U.S., many OTC drugs are exempt from the FDA’s pre-marketing approval requirements. In 1972, the FDA instituted the ongoing OTC Drug Review to evaluate the safety and effectiveness of OTC drug ingredients in the market. Through this process, the FDA issues monographs for therapeutic product categories that set forth the specific active ingredients, dosages, strengths, indications for use, warnings and labeling statements for OTC drug ingredients that the FDA will consider generally recognized as safe and effective for OTC use and therefore not subject to pre-market approval.

OTC drug ingredients are classified by the FDA in one of three categories: Category I ingredients which are deemed generally recognized as “safe and effective and not misbranded” for OTC use; Category II ingredients which are deemed “not generally recognized as safe and effective or would result in misbranding” for OTC use; and Category III ingredients which are those for which “available data is insufficient” to classify them in Category I or II. Based upon the results of ongoing studies, the FDA may reclassify all Category III ingredients as Category I or Category II ingredients.

For most categories of OTC drugs not yet subject to a final monograph, the FDA usually permits such drugs to continue to be marketed until a final monograph becomes effective, unless the drug will pose a potential health hazard to consumers. The FDA’s policy also generally applies to prescription drugs containing the same active ingredients as a marketed OTC product for the same or similar uses as the OTC product.

Drugs subject to final monographs, as well as drugs that are subject only to proposed monographs, are subject to various FDA regulations concerning, for example, manufacturing in accordance with cGMPs, general and specific labeling requirements and prohibitions against promotion for conditions other than those stated in the labeling. Drug manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties.

The active ingredient in Tolereen, hydrocortisone, the active ingredient in Bacitracin, bacitracin zinc and the active ingredient in Sunblock, zinc oxide, are currently classified by the FDA as Category I ingredients. We currently market these products and must do so in accordance with FDA’s final monographs for their respective therapeutic categories.

FDA enforcement discretion for marketed unapproved drug products

The Obagi Nu-Derm Clear, Blender and Sunfader products and the Obagi-C Rx C-Clarifying Serum and C-Night Therapy products contain the active ingredient hydroquinone at a 4% concentration and are marketed as prescription drugs under the FDA Compliance Policy Guide, or CPG, entitled Marketed New Drugs Without Approved New Drug Applications or Abbreviated New Drug Applications. These hydroquinone products must be administered under the supervision of a physician but are not subject to prior FDA approval when formulated and labeled in accordance with guidelines for prescriber information under direction of a physician. 4% Hydroquinone is known as a DESI II drug, as its active ingredient was marketed prior to FDA’s 1962 institution of drug effectiveness requirements. To date, the FDA has not required NDA approval for the continued marketing of hydroquinone. In its August 2006 proposed rule, regarding OTC hydroquinone, the FDA indicated its intent to require NDA approval for prescription 4% hydroquinone products. See risks related to regulatory matters beginning on page 17, and FDA regulation of drug products on page 94. If the FDA does change the status of 4% hydroquinone to require an NDE, and if the FDA does not grant us time comply with such new requirement as imposed, or if the FDA does not approve an NDA filed by us or a third party for 4% hydroquinone drug product, then we will no longer be able to rely on the CPG to market our Obagi Nu-Derm and Obagi-C Rx Systems containing hydroquinone. FDA approval of a 4% hydroquinone drug product under an NDA may adversely affect our ability to continue to market our products under the CPG.

FDA regulation of drug manufacturing

We and the third-party manufacturers on which we rely for the manufacture of our products are subject to requirements that drugs be manufactured, packaged and labeled in conformity with cGMPs. To comply with cGMPs, manufacturers must continue to spend time, money and effort to meet requirements relating to personnel, facilities, equipment, production and process, labeling and packaging, quality control, recordkeeping and other requirements. The FDA periodically inspects drug manufacturing facilities to evaluate compliance with cGMPs.

FDA Regulation of Our Products and Product Candidates

The following table summarizes the current status of the active ingredients in, FDA pre-marketing approval (if any) required for, FDA regulatory category of, and launch date or expected launch date for our material products and product candidates:

Product	Main Functioning or Active Ingredients(1)	FDA Pre-Marketing Approval Required	Product Status(1)	Date Launched /Expected Launch Date
Obagi Nu-Derm Gentle Cleanser	Mild Cleansers	No	Cosmetic	1988
Obagi Nu-Derm Foaming Gel	Mild Cleansers	No	Cosmetic	1988
Obagi Nu-Derm Toner	Hamamelis Virginiana (Witch Hazel) Distillate	No	Cosmetic	1988
Obagi Nu-Derm Clear	Hydroquinone 4%	No	DESI II	1988
Obagi Nu-Derm Exfoderm	Phytic Acid	No	OTC	1988
Obagi Nu-Derm Exfoderm Forte	Glycolic Acid, Lactic Acid	No	Cosmetic	1988
Obagi Nu-Derm Blender	Hydroquinone 4%	No	DESI II	1988
Obagi Nu-Derm Sun Block SPF 32	zinc oxide 18.5%	No	OTC	2004
Obagi Nu-Derm HSP SPF 35	Octyl Methoxycinnamate 7.5%, Zinc Oxide 9.0%;	No	OTC	2002
Obagi Nu-Derm Sunfader	Hydroquinone 4% Octyl Methoxycinnamate 7.5%, Oxybenzone 5.5%	No	DESI II	1984
Obagi Nu-Derm Eye Cream	Mild Moisturizers	No	Cosmetic	1984
Obagi-C Rx C-Cleansing Gel	Mild Cleansers	No	Cosmetic	2004
Obagi-C Rx C-Exfoliating Day Lotion	Glycolic Acid	No	OTC	2004
Obagi-C Rx C-Clarifying Serum	Hydroquinone 4%	No	DESI II	2004
Obagi-C Rx C-Therapy Night Cream	Hydroquinone 4%	No	DESI II	2004
Obagi-C Rx C-Sungaurd SPF 30	Octyl Methoxycinnamate 7.5%, Zinc Oxide 9.0%	No	OTC	2004
Obagi Professional-C Serum	L Ascorbic Acid (Vitamin C) 5% to 20% concentrations	No	Cosmetic	2005
Obagi Nu-Derm Tretinoin	Tretinoin 0.025% to 0.1%	Yes	ANDA	2006(3)
Obagi CLENZIderm M.D. Daily Care Foaming Cleanser	Salicylic Acid 2%	No	OTC	February 2007
Obagi CLENZIderm M.D. Pore Therapy	Salicylic Acid 2%	No	OTC	February 2007
Obagi CLENZIderm M.D. Serum Gel	Benzoyl Peroxide 5%	No	OTC	February 2007
Obagi ELASTIderm Eye Cream	Mineral complexes	No	Cosmetic	2006
Obagi ELASTIderm Eye Gel	Mineral complexes	No	Cosmetic	February 2007

(1)             By definition, products classified as cosmetics do not have active ingredients. For cosmetics, the main functioning ingredient is listed.

(2)             Product Status Definitions:

OTC, or Over-the-Counter, products are defined as products that are considered drugs by the FDA, but that do not require physician prescription or oversight.

DESI II products are defined as products that are considered drugs that require physician prescription, but are not subject to FDA pre-marketing approval as they are generally recognized as safe and effective for their intended uses and are commercialized under an FDA Compliance Policy Guide for marketed unapproved drugs, which includes Drug Efficacy Study Indication, or DESI drugs. ANDA products are defined as drugs that have received FDA approval under an abbreviated new drug application; our only ANDA product requires physician prescription.

Cosmetic products are defined as products which are not considered drugs by the FDA, are not allowed to make drug claims, and do not require FDA pre-marketing approval or physician prescription or oversight.

(3)             Obagi Nu-Derm Tretinoin is manufactured by Triax Pharmaceuticals, and was launched under the Obagi brand in 2006, however, we have been selling tretinoin supplied by Triax Pharmaceuticals under the Spear brand since 2003.

Federal regulation of advertising and promotion

The FDA regulates the advertisement of prescription drug products. The U.S. Federal Trade Commission, or FTC, and state authorities regulate the advertising of OTC drugs and cosmetics, as well as exercise general authority to prevent unfair or deceptive trade practices.

In addition to FDA restrictions on marketing of prescription products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn are used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

Also, as part of the sales and marketing process, pharmaceutical companies frequently provide samples of approved drugs to physicians. This practice is overseen by the FDA and other governmental authorities under the Prescription Drug Marketing Act and regulations that include requirements concerning record keeping and control procedures.

Certain states, including California, have also recently begun regulating the promotion of prescription drug products and require compliance with annual certification and disclosure requirements regarding our policies for drug promotion and the amount of money we spend per prescribing physician on drug promotion. Compliance with changing federal and state laws and regulations on prescription product promotion requires a great deal of time and effort.

Other government regulation

We and our suppliers or third-party manufacturers may also be subject to regulations under other federal, state, and local laws, including the Occupational Safety and Health Act, the Environmental Protection Act, the Clean Air Act and import, export and customs regulations as well as the laws and regulations of other countries.

Employees

As of December 31, 2006, we had 153 employees, all of whom were located in the United States. Our employees include 109 in sales and marketing, 19 in product development, manufacturing and distribution and 25 in administrative functions. Our employees are all non-unionized, and we believe our relations with our employees are good.

ITEM 1A:       RISK FACTORS

An investment in our common stock involves a high degree of risk. You should consider carefully the following risks and other information contained in this Annual Report on Form 10-K before you decide whether to buy our common stock. If any of the events contemplated by the following discussion of risks should occur, our business, results of operations and financial condition could suffer significantly. As a result, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

Risks related to our business

Our revenues and financial results depend significantly on sales of our Obagi Nu-Derm System. If we are unable to manufacture or sell our Obagi Nu-Derm System in sufficient quantities and in a timely manner, or maintain physician and/or patient acceptance of our Obagi Nu-Derm System, our business will be materially and adversely impacted.

To date, substantially all of our revenues have resulted from sales of our principal product line, our Obagi Nu-Derm System and related products. Our Obagi Nu-Derm System and related products accounted for approximately 72%, 72% and 68% of our net sales for the year ended December 31, 2004, 2005 and  2006, respectively. Although we have introduced new products such as Obagi-C Rx, and intend to introduce additional products, we expect sales of our Obagi Nu-Derm System and related products to account for a significant majority of our sales for the foreseeable future. Because our business is highly dependent on our Obagi Nu-Derm System and related products, factors adversely affecting the pricing of, or demand for, these products could have a material and adverse effect on our business. Additionally, our commercial success depends in large part on our ability to sustain market acceptance of our Obagi Nu-Derm System. If existing users of our products determine that our products do not satisfy their requirements, or if our competitors develop a product that is perceived by patients or physicians to better satisfy their respective requirements, sales of our Obagi Nu-Derm System and related products may decline, and our total net sales may correspondingly decline. We cannot assure you that we will be able to continue to manufacture these products in commercial quantities at acceptable costs. Our inability to do so would adversely affect our operating results and cause our business to suffer.

We face intense competition, in some cases from companies that have significantly greater resources than we do, which could limit our ability to generate sales.

The market for aesthetic and therapeutic skin health products is highly competitive and we expect the intensity of competition to increase in the future. We also expect to encounter increased competition as we enter new markets and as we attempt to penetrate existing markets with new products. We may not be able to compete effectively in these markets, we may face significant pricing pressure from our competitors and we may lose market share to our competitors. Our principal competitors are large, well-established companies in the fields of pharmaceuticals, medical devices, cosmetics and health care. Our direct competitors include La-Roche Posay, Skin Medica, Inc., Valeant Pharmaceuticals International, SkinCeuticals, a division of L’Oreal S.A., Allergan, Inc., IS Clinical, and PhotoMedex, Inc.

We believe our indirect competitors, who generally sell skin care products directly to consumers, consist of large cosmetic companies, including but not limited to, The Estee Lauder Companies Inc., Helene Curtis Industries, Inc., L’Oreal S.A., Matrix Essentials, Inc., a division of L’Oreal S.A, Procter & Gamble Company, Neutrogena, a division of Johnson & Johnson, Revlon, Inc. and Unilever N.V. We also face competition from medical device companies offering products used to enhance the skin’s appearance to physicians, such as Candela, Cool Touch, Cynosure, Lumenis, Reliant Technologies, Syneron and Thermage.

We may not be able to successfully expand the use of our current product lines or develop new products.

We are working to improve, extend and reformulate many of our existing products. Continued market acceptance of our products will depend on our ability to successfully develop additional applications of our existing products. The development of additional applications will require significant commitments of personnel and financial resources and we cannot assure you that they will be successful. If the attempted extensions of our product lines are not commercially successful, our business will be adversely affected.

We are also developing new product lines by applying our Penetrating Therapeutics technology to new agents. We also have acquired rights to certain patents covering additional methods and formulations. New products, in various stages of development, include acne and skin elasticity products and systems. These development activities, as well as clinical studies, which must be completed before these products can be marketed and sold, will require significant commitments of personnel and financial resources. We cannot assure you that we will be able to develop new products or technologies in a timely manner, or at all. Delays in the development or testing processes will cause a corresponding delay in revenue generation from those products. Regardless of whether such new products or technologies are ever released to the market, the expense of such processes, which may be considerable, will have already been incurred and we may not be able to recover such expenses.

We reevaluate our development efforts regularly to assess whether our efforts to develop a particular new product or technology are progressing at a rate that justifies our continued expenditures. On the basis of these reevaluations, we have abandoned in the past, and may abandon in the future, our efforts on a particular product or technology. New products that we develop may not be successfully commercialized. If we fail to take a product or technology from the development stage to market on a timely basis, we may incur significant expenses without a near-term financial return or any financial return.

Our failure to successfully in-license or acquire additional products and technologies would impair our ability to grow.

We intend to in-license, acquire, develop and market new products and technologies. Because we have limited internal research capabilities, our business model depends in part on our ability to license patents, products and/or technologies from third parties. The success of this strategy also depends upon our ability and the ability of our third-party formulators to formulate products under such licenses, as well as our ability to manufacture, market and sell such licensed products.

We may not be able to successfully identify any new products to in-license, acquire or internally develop. Moreover, negotiating and implementing an economically viable acquisition is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition of products. We may not be able to acquire or in-license the rights to such products on terms that we find acceptable, or at all. As a result, our ability to grow our business or increase our profits could be adversely impacted.

Our marketed products and our products under development could be rendered obsolete by technological or medical advances.

Our marketed products and our products under development may be rendered obsolete or uneconomical by the development of medical advances to treat the conditions that our products are designed to address. The treatment of skin conditions and the enhancement of the appearance of skin, which is what all of our products target, are the subjects of active research and development by many potential competitors, including major pharmaceutical companies, such as Johnson & Johnson and Galderma, specialized biotechnology firms, such as Allergan and Medicis, universities and other research institutions. Competitive advances may also include the potential development of new laser or radio frequency therapies being developed by manufacturers such as Candela, Syneron and Thermage, aimed at treating hyperpigmentation and photo-damaged skin. While we intend to expand our technological capabilities to remain competitive, research and development by others may render our technology or products obsolete or noncompetitive or result in treatments superior to any therapy we develop, as our competitors may develop and patent products which are better than ours, which could harm our competitive position.

If we lose key personnel or are unable to attract and retain other qualified personnel, we may be unable to execute our business plan and our business would be materially adversely affected.

As of December 31, 2006, we had 153 employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, business development, sales and marketing, product development and other personnel. In the future we may not be able to recruit and retain qualified personnel, particularly for senior sales and marketing and research and product development positions due to intense competition for personnel among businesses like ours, and the failure to do so could have a significant negative impact on our future product sales and business results. Our success depends in large part on the efforts and abilities of Steven Carlson, our Chief Executive Officer, Stephen Garcia, our Chief Financial Officer, Curtis Cluff, our Executive Vice President of Corporate Development, and David Goldstein, our Executive Vice President of Sales, as well as other members of our senior management and our scientific and technical personnel. Although we have agreements with certain of these officers that contain certain provisions related to severance and bonus payments, aside from Mr. Carlson, we have not entered into employment agreements with any of these officers. We may not be able to retain the services of our officers. In addition, we do not have “key person” insurance policies on any of our executive officers that would compensate us for the loss of their services. If we lose the services of one or more of these individuals, finding a replacement could be difficult, may take an extended period of time and could significantly impede the achievement of our business objectives. This may have a material adverse effect on our results of operations and financial condition.

To sustain our continued growth, we will need to increase the size of our organization, and we may encounter difficulties managing our growth, which could adversely affect our results of operations.

If we are able to successfully develop additional products and extend the use of our current products, we may experience growth in the number of our employees and the scope of our operations. To the extent that we acquire and launch additional products, the resulting growth and expansion of our sales force will place a significant demand on our financial, managerial and operational resources. Since many of the new products or systems we are working on may involve new technologies or entering new markets, we may not be able to accurately forecast the number of employees required, the timing of their hire or the associated cost. The extent of any expansion we may experience will be driven largely by the success of our new products and systems. As a result, management’s ability to project the size of any such expansion and its cost to the company is limited by the following uncertainties: (i) we will not have previously sold any of the new products and technologies and the ultimate success of these new products and technologies is unknown; (ii) we will be entering new markets; and (iii) the costs associated with any expansion will be partially driven by factors that may not be fully in our control (e.g., timing of hire, market salary rates). Subject to these uncertainties, we believe that our current business plan may require us to hire between 30 and 40 new employees within the next 12 months at an incremental cost of between $3.0 million and $4.0 million. Due to the uncertainty surrounding the new product lines, this estimate may prove to be incorrect, and our costs could be significantly higher. Our success will also depend on the ability of our executive officers and senior management to continue to implement and improve our operational, information management and financial control systems, particularly in light of our status as a newly public company subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, and to expand, train and manage our employee base. Our inability to manage growth effectively could cause our operating costs to grow even faster than we are currently anticipating and adversely affect our results of operations.

Because we have limited research and development capabilities, we will be dependent on third parties to perform research and development for us.

We have limited internal research and development capabilities and currently outsource all of our product research and development to third-party research labs. In particular, we have licensed patents that may issue under certain patent applications filed by JR Chem LLC, and have relied heavily on services provided by JR Chem LLC in the development of new products to address acne and skin elasticity. We have received sufficient support from our third-party research labs to drive our current new product development, and we expect to continue to rely on third parties to research and develop new products.

There are a limited number of third-party research and development companies that specialize or have the expertise required to achieve our product development objectives. As a result, it may be difficult for us to engage research and development labs and personnel for our anticipated future needs. If we are unable to arrange for third-party research and development of our products, or to do so on commercially reasonable terms, we may not be able to develop new products or expand the application of our existing products.

Reliance on third-party research and development labs entails risks to which we would not be subject if we performed the research and development ourselves, including reliance on the third party for maintaining the confidentiality of the proprietary information relating to the product being developed and for maintaining quality assurance, the possibility of breach of the research and development agreement by the third party, and the possibility of termination or non-renewal of the agreement by the third party.

Dependence upon third parties for the research and development of our future products may limit our ability to commercialize and deliver products on a timely and competitive basis.

Because we currently have limited commercial manufacturing capabilities, we will continue to be dependent on third parties to manufacture products for us for some time.

We have limited commercial manufacturing experience and currently outsource all of our non-Benzoyl Peroxide product manufacturing to third-party contract manufacturers. Although we have received sufficient material from our manufacturers to meet our current needs, we do not have long-term contracts with most of these third parties. Triax Pharmaceuticals, LLC is our sole supplier and manufacturer of tretinoin pursuant to a contract that has an initial termination in 2010. The termination of that agreement or any loss of services under that agreement would be difficult for us to replace. We expect to continue to rely on third parties to produce materials required for clinical trials and for the commercial production of our products.

There are a limited number of third-party manufacturers that operate under the FDA’s current cGMPs, or cGMP, regulations and that have the necessary expertise and capacity to manufacture our products. As a result, it may be difficult for us to locate manufacturers for our anticipated future needs. If we are unable to arrange for third-party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of, market and sell our new products.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party, and the possibility of termination or non-renewal of the agreement by the third party.

We have developed manufacturing dedicated to the production of our CLENZIderm M.D™ Serum Gel. We may expand the capabilities of that manufacturing site and may in the future elect to manufacture certain new products developed or certain existing products without the assistance of third parties. However, in order to make that election, we will need to invest substantial additional funds and recruit qualified personnel in order to operate our development manufacturing facility on a commercial basis. There can be no assurance that we will successfully manufacture our own products, and if we are not able to make or obtain adequate supplies of our products, it will be more difficult for us to launch CLENZIderm M.D.™, or other new products and compete effectively.

Dependence upon third parties for the manufacture of our products may reduce our profit margins, or the sale of our products and may limit our ability to develop and deliver products on a timely and competitive basis.

Our growth may suffer if an economic downturn in any of our major markets inhibits people from spending their disposable income on aesthetic and skin health products.

Our growth depends significantly on continued economic growth in the markets where we sell our products. Because many treatments in which our products are used are considered cosmetic in nature, they are typically paid directly by the patient out of disposable income and are not subject to reimbursement by third-party payers such as health insurance organizations. As a result, an economic downturn in any of our major markets, such as North America, the Pacific Rim and the Middle East, could have an adverse effect on the sales and profitability of our products.

Our products may cause undesirable side effects that could limit their use, require their removal from the market or prevent further development.

The most common side effects associated with our therapeutic products are temporary redness, stinging, burning sensation, skin peeling, flaking, acne flare-ups and photo-sensitivity normally experienced within approximately the first ten weeks of use. While these side effects generally are not severe, they may limit the use of our products, particularly if physicians or patients perceive that the risks or discomfort outweigh the benefits or if they perceive that the side effects of competitive products are less significant.

Undesirable side effects caused by our products could interrupt, delay or halt our development programs, including clinical trials, and could result in adverse regulatory action by the FDA or other regulatory authorities. More severe side effects associated with our products may be observed in the future. Even if we are able to complete the development of a new product and obtain any required regulatory approval, undesirable side effects could prevent us from achieving or maintaining market acceptance of the product or could substantially increase the costs and expenses of commercializing the product. Negative publicity concerning our products, whether accurate or inaccurate, could also reduce market or regulatory acceptance of our products, which could result in decreased product demand, removal from the market or an increased number of product liability claims, whether or not such claims have merit.

The FDA has issued a proposed rule which cites evidence that an active ingredient contained in some of our Obagi Nu-Derm and Obagi-C Rx Systems may have negative side effects.

In August 2006, the FDA issued a proposed rule which cites some evidence that hydroquinone may be a carcinogen, if orally administered, and may be related to a skin condition called ochronosis, which results in the darkening and thickening of the skin, and the appearance of small bumps and grayish-brown spots. Hydroquinone is an active ingredient contained in our Obagi Nu-Derm Clear, Obagi Nu-Derm Blender and Obagi Nu-Derm Sunfader products, which are part of our Obagi Nu-Derm System, and in our Obagi-C Rx C-Clarifying Serum and Obagi-C Rx C-Night Therapy products, which are part of our Obagi-C Rx System. The FDA also concluded that it could not rule out the potential carcinogenic risk from topically applied hydroquinone. After further review of the evidence cited in the notice, or information provided in the public comments on the proposed rule, or if additional evidence of cancer or ochronosis, or other side effects associated with any of our products were to be reported to or observed by the FDA or other regulatory authorities, we could be required to suspend the marketing of our products that contain hydroquinone, conduct additional safety tests and potentially cease the sale of affected products, which would harm our business. In addition, patients who experience side effects from our products may bring product liability claims against us.

All of our products which contain hydroquinone are prescription-based. The FDA is considering regulating all hydroquinone products, including prescription-based hydroquinone products, as new drugs, and may conclude that the continued use of prescription-based hydroquinone products will require the submission and approval of an NDA. If we are required to submit an NDA for our prescription-based hydroquinone products, we believe that the FDA may allow us to continue to market these products while we are preparing, submitting and waiting for approval of such NDA. However, there can be no assurance that we will be able to continue to market our products during the NDA process, and we may be required to suspend marketing of our prescription-based hydroquinone products until such time as an NDA is approved. In addition, there can be no assurance that any NDA we submit for our prescription-based hydroquinone products will be approved. If we are required to suspend or cease marketing of our prescription-based hydroquinone products, it would adversely affect our business.

Product liability lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of our products.

Our business exposes us to the risk of product liability claims that are inherent to the development, clinical testing and marketing of aesthetic and skin health products. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forgo further commercialization of those products. Although we maintain general liability and product liability insurance in an amount that we believe is reasonably adequate to insulate us from potential claims, this insurance may not fully cover potential liabilities. In addition, our inability to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercial production and sale of our products, which could adversely affect our business.

We are subject to risks associated with doing business internationally.

Our international sales currently depend upon the marketing efforts of and sales by certain distributors and licensees, particularly Rohto Pharmaceuticals, a licensee of certain of our trademarks and products for the retail drug store channel in Japan, from whom we receive royalties that accounted for 4% of our net sales and 5% of our gross margin in 2006. Because incremental costs associated with this agreement are minimal, a material decline in licensing revenues from or termination of this agreement would have a material adverse effect on our net income. While no other international distribution or license partner accounted for more than 4% of our net sales in 2006, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

•       adverse changes in tariff and trade protection measures;

•       unexpected changes in foreign regulatory requirements;

•       potentially negative consequences from changes in tax laws;

•       the potential business failure of one or more of our distribution partners;

•       changing economic conditions in countries where our products are sold or manufactured in other countries;

•       exchange rate risks;

•       potential political unrest and hostilities;

•       differing degrees of protection for intellectual property; and

•       difficulties in coordinating foreign distribution.

Any of these factors could adversely affect our business, financial condition and results of operations. We cannot assure you that we can successfully manage these risks or avoid their effects.

Potential business combinations could require significant management attention and prove difficult to integrate with our business, which could distract our management, disrupt our business, dilute stockholder value and adversely affect our operating results.

If we become aware of potential business combination candidates that are complementary to our business, we may decide to combine with such businesses or acquire their assets in the future. Business combinations generally involve a number of additional difficulties and risks to our business, including:

•       failure to integrate management information systems, personnel, research and development and marketing, operations, sales and support;

•       disruption of our ongoing business and diversion of management’s attention from other business matters;

•       potential loss of the acquired company’s customers;

•       failure to develop further the acquired company’s technology successfully;

•       unanticipated costs and liabilities; and

•       other accounting consequences.

In addition, we may not realize benefits from any business combination we may undertake in the future. If we fail to successfully integrate such businesses, or the technologies associated with such business combinations into our Company, the revenue and operating results of the combined company could be adversely affected. Any integration process would require significant time and resources, and we may not be able to manage the process successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We may not successfully evaluate or utilize the acquired technology or accurately forecast the financial impact of a combination, including accounting charges or volatility in the stock price of the combined entity. If we fail to successfully integrate other companies with which we may combine in the future, our business could be adversely affected.

Risks related to regulatory matters

Our ability to commercially distribute our products and our business may be significantly harmed if the regulatory environment governing our products changes, if the FDA takes enforcement action against us or our competitors marketing similar products, or if a third party obtains FDA approval of an NDA, for 4% hydroquinone for the same uses for which we market our hydroquinone products.

The FDA and comparable agencies of other countries regulate our products. In the United States, FDA regulations govern, among other things, the activities that we perform, including product development, product testing, product labeling, product storage, manufacturing, advertising, promotion, product sales, reporting of certain product adverse events and failures, and distribution.

In addition, the Obagi Nu-Derm and Obagi-C Rx Systems contain products that include 4% hydroquinone as an active ingredient and are marketed in the United States without an FDA-approved marketing application. We believe that these products are not currently subject to FDA pre-market approval. In August 2006, the FDA issued a proposed rule that, if adopted in its current form, would establish that OTC skin bleaching drug products, such as hydroquinone, are not generally recognized as safe and effective and are misbranded, and could seek to require NDAs for new products using skin bleaching drug products, including prescription skin bleaching drug products. The FDA has indicated that upon adoption of the final rule it intends to consider all skin bleaching drug products, whether currently marketed on a prescription or OTC basis, to be new drugs requiring an approved NDA for continued marketing. This may require us to withdraw the Obagi Nu-Derm and Obagi-C Rx Systems until required clinical trials are performed and new drug approvals are obtained, in effect foreclosing us from selling the Obagi Nu-Derm and Obagi-C Rx Systems. If we are required to seek new drug approval for these products, our attention and resources will be dedicated to the process of obtaining new drug approval, which may be time-consuming and expensive. In addition, we may not successfully obtain such approval. If we are unable to obtain such approval, we would be prohibited from selling the Obagi Nu-Derm and Obagi-C Rx Systems, which would have a material adverse impact on our business.

Finally, as discussed above, the August 2006 proposed rule cites some evidence that hydroquinone may be a carcinogen and may be related to ochronosis. If new studies are published that corroborate such evidence, or if based on further review of the current evidence, the FDA determines that such potential health risks warrant a ban on the sale of 4% hydroquinone, such determinations would have a material adverse effect on our sale of the Obagi Nu-Derm and Obagi-C Rx Systems. The FDA’s proposed rulemaking itself, and the concerns expressed therein relating to the use of hydroquinone, could have an adverse impact on the sales of our Obagi Nu-Derm and Obagi-C Rx Systems. Certain of our competitors are attempting to use the FDA’s proposed rulemaking in order to convince physicians and patients not to use our products containing hydroquinone. To date, these marketing efforts by our competitors have not had a negative impact on our sales levels. However, we cannot provide assurance that such marketing efforts will not have a negative impact on our sales levels in the future.

FDA and FTC regulations limit the type of marketing claims we can make about our products. If the FDA determines that any of our marketing claims are false or misleading, or suggest a clinical benefit that is not supported in the studies we have done, we may be required to cease making the challenged marketing claims, issue corrective communications, pay fines, or stop selling products until the incorrect claims have been corrected. FDA or FTC enforcement actions regarding promotional claims, including warning letters, would also divert management attention and create public relations issues for our customers and opportunities for our competitors.

We are also subject to review, periodic inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. Our manufacturing processes, any clinical trials that we perform, and our promotional activities are subject to ongoing regulatory obligations. If the FDA finds that we have failed to comply with these requirements or later discovers previously unknown problems with our products, including unanticipated adverse events of unanticipated severity or frequency, or our manufacturer or manufacturing processes, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions, including:

•       fines, injunctions and civil penalties;

•       recall or seizure of our products;

•       restrictions on our products or manufacturing processes, including operating restrictions, partial suspension or total shutdown of production;

•       denial of requests for approvals of product candidates;

•       withdrawal of approvals already granted;

•       disgorgement of profits; and

•       criminal prosecution.

Any of these enforcement actions could affect our ability to commercially distribute our products in the United States and may also harm our ability to conduct the clinical trials necessary to support the marketing, clearance or approval of these products and could materially and adversely affect our business.

New regulations could prohibit physicians from dispensing our products directly.

In our primary market, the United States, we market our products and systems directly to physicians to dispense in their offices. Most of the products and systems we sell are dispensed by physicians directly to their patients in their offices, although some patients choose to have prescriptions for our products filled by pharmacies instead of the treating physician. In the event state regulations change to limit or prohibit the ability of physicians to dispense our products directly to patients in their offices, patients may be required to purchase our products in pharmacies, as opposed to directly from their physicians. If patients are unable to purchase our products directly from physicians, it could result in patients purchasing less of our product than they otherwise would, which would harm our business.

Failure to obtain regulatory approvals in foreign jurisdictions would prevent us from marketing our products internationally.

We market our products outside of the United States. In order to market our products in many non-U.S. jurisdictions we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. In others, we do not have to obtain prior regulatory approval but do have to comply with other regulatory restrictions on the manufacture, marketing and sale of our products. We may be unable to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The approval procedure varies among countries and can involve additional testing and data review. The time required to obtain approval in non-U.S. jurisdictions may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. If we get approval by the FDA, that does not ensure approval by regulatory agencies in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory agencies in other foreign countries or by the FDA. The failure to obtain these approvals could harm our business.

If any of our third-party manufacturers do not operate in accordance with current Good Manufacturing Practices, we could be subject to FDA enforcement actions, including the seizure of our products and the halt of our production.

Third-party manufacturers that we currently rely on or will rely on in the future must continuously adhere to the current cGMPs set forth in the FDA’s regulations and guidance documents. In complying with cGMPs, we and our third-party manufacturers must expend significant time, money and effort in development, testing, production, record keeping and quality control to assure that our products meet applicable specifications and other regulatory requirements. The failure to comply with these specifications and other requirements could result in an FDA enforcement action, including the seizure of products and shutting down of production. Our third-party manufacturers may also be subject to comparable or more stringent regulations of foreign regulatory authorities. If our third-party manufacturers are unable to comply with cGMPs and applicable foreign regulatory requirements, our ability to develop, produce and sell our products could be impaired.

Risks related to intellectual property

If we are unable to protect our proprietary rights, we may not be able to compete effectively.

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely primarily on maintaining the confidentiality of our trade secrets and the protection of trade secret laws, as well as a combination of patent, copyright, and trademark (including common law trademark) laws, and nondisclosure, confidentiality and other contractual restrictions, to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our trade secrets may be misappropriated by current or former employees, contractors, or parties with whom we partner, or may be inadvertently disclosed or obtained by breach of a confidentiality agreement. We do not own any issued patents with claims covering any of our Obagi Nu-Derm products. We have recently applied for several patents both in the United States and abroad. These patent applications may not issue as patents at all, or the applications may not issue as a patent in a form that will be advantageous to us or may issue and be subsequently successfully challenged by others and invalidated or rendered unenforceable. Both the patent application process and the process of managing patent disputes can be time-consuming and expensive. Competitors may be able to design around our patents or develop products that provide outcomes comparable to ours even without misappropriating our trade secrets. Although we have taken steps to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Further, the parties with whom we enter into confidentiality and intellectual property assignment agreements could dispute the ownership of intellectual property developed under these agreements. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.

If we are involved in intellectual property claims and litigation, the proceedings may divert our resources and subject us to significant liability for damages, substantial litigation expense and the loss of our proprietary rights.

In order to protect or enforce our patent rights, we may initiate patent litigation. In addition, others may initiate patent litigation against us. Companies against whom we might initiate litigation or who might initiate litigation against us may be better able to sustain the costs of litigation because they have substantially greater resources. We may become subject to interference proceedings conducted in patent and trademark offices to determine the priority of inventions. There are numerous issued and pending patents in the skin care product field. The validity and breadth of such patents may involve complex legal and factual questions for which important legal principles may remain unresolved. If third parties file oppositions to our patent applications in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of our filed foreign patent applications.

Litigation may be necessary for us to assert or defend against infringement claims, enforce our issued and licensed patents, protect our trade secrets or know-how or determine the enforceability, scope and validity of the proprietary rights of others. Our involvement in intellectual property claims and litigation could:

•       divert existing management, scientific and financial resources;

•       subject us to significant liabilities;

•       result in a ruling that allows our competitors to market competitive products without obtaining a license from us;

•       require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all; or

•       force us to discontinue selling or modify our products, or to develop new products.

If any of these events occur, our business will be materially and adversely affected.

We and our manufacturers and suppliers license certain technologies and patents from third parties. If these licenses are breached, terminated or disputed, our ability to commercialize products dependent on these technologies and patents may be compromised.

We have licensed four patents, including patents related to our Vitamin C serums, from Avon. We entered into the license in June 2003, for an initial three-year term, and the license is renewed year to year thereafter, at our option through the life of the last patent to expire (which will be in 2018). These licensed patents contain claims that cover our Obagi-C Rx C-Clarifying serum, Professional-C 5% serum and Professional-C 10% serum. If one or more of our licenses with Avon or licenses we have with other parties terminate, if we violate the terms of our licenses or otherwise lose our rights to these patents, we may be unable to continue developing and selling our products that are covered by claims in the patents we license. Our licensors or others may dispute the scope of our rights under any of these licenses. The licensors under these licenses may breach the terms of their respective agreements or fail to prevent infringement of the licensed patents by third parties. Loss of any of these licenses for any reason could materially and adversely affect our financial condition and operating results.

Further, we purchase products from manufacturers and suppliers who have licensed patent rights to use and sell these products from third-party licensors, and if any dispute arises as to these licensed rights, the third-party licensors may bring legal actions against us, our respective licensees, suppliers, customers or collaborators, and claim damages and seek to enjoin the manufacturing and marketing of such products.

In addition, if we determine that our products do not incorporate the patented technology that we have licensed from third parties, or that one or more of the patents that we have licensed are not valid, we may dispute our obligation to pay royalties to our licensors. Any dispute with a licensor could be complex, expensive and time-consuming and an outcome adverse to us could materially and adversely affect our business and impair our ability to commercialize our patent-licensed products.

Risks related to our capital requirements and finances

If we fail to generate sufficient cash flow from our operations, we will be unable to continue to develop and commercialize new products.

We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and our commercialization, clinical trials, research and development and manufacturing activities. We believe that our net cash provided by operating activities and existing cash and cash equivalents will be sufficient to fund our operations for the foreseeable future. However, our present and future funding requirements will depend on many factors, including, among other things:

•       the level of research and development investment required to maintain and improve our competitive position;

•       the success of our product sales and related collections;

•       our need or decision to acquire or license complementary businesses, products or technologies or acquire complementary businesses;

•       costs relating to the expansion of the sales force, management and operational support;

•       competing technological and market developments; and

•       costs relating to changes in regulatory policies or laws that affect our operations.

As a result of these factors, we may need to raise additional funds, and we cannot be certain that such funds will be available to us on acceptable terms when needed, if at all. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our future products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to expand our operations, develop new products, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements.

Our quarterly operating results are variable, which may cause our stock price to decline.

Our quarterly results of operations have varied in the past and are likely to vary significantly in the future due to a number of factors, many of which are outside of our control, including:

•       demand for and market acceptance of our products;

•       the development of new competitive products by others;

•       changes in regulatory classifications of our products;

•       changes in physician or patient acceptance of the use of physician-dispensed products;

•       changes in treatment practices of physicians who currently prescribe our products;

•       delays between our expenditures to acquire new product lines or businesses and the generation of revenues from those acquired products or businesses;

•       the timing, release and competitiveness of our products;

•       increases in the cost of raw materials used to manufacture our products;

•       the mix of products that we sell during any time period;

•       increased price competition; and

•       adverse changes in the level of economic activity in the United States and other major regions in which we do business.

Due to the factors summarized above, we do not believe that period-to-period comparisons of our results of operations are necessarily meaningful and should not necessarily be relied upon to predict future results of operations. It is also possible that in future periods, our results of operations will not meet the expectations of investors or analysts, or any published reports or analyses regarding our company. In that event, the price of our common stock could decline, perhaps substantially.

Changes in, or interpretations of, accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges or require us to change our compensation policies.

Changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this Annual Report on Form 10-K. For example, the Financial Accounting Standards Board, or FASB has adopted a new accounting pronouncement requiring the recording of expense for the fair value of stock options granted. Beginning January 1, 2006, we have adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, which required us to change our accounting policy to record expense for the fair value of stock options granted, and as a result, our operating expenses will increase. We rely on stock options to motivate current employees and attract new employees. As a result of the requirement to expense stock options, we may choose to reduce our reliance on stock options as a recruitment or motivation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. However, if we do not reduce our reliance on stock options, our operating expenses may increase.

Impairment of our significant intangible assets may reduce our profitability.

The costs of our goodwill, acquired product rights, distribution rights, and trademark are recorded as intangible assets and all, except for goodwill, are amortized over the period that we expect to benefit from the assets. As of December 31, 2006, acquired net intangible assets and goodwill comprised approximately 21% of our total assets. We evaluate periodically the recoverability and the amortization period of our intangible assets. Some factors we consider important in assessing whether or not impairment exists include performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for our overall business, and significant negative industry or economic trends. These factors, assumptions, and changes in them could result in an impairment of our long-lived assets. Any impairment of our intangible assets may reduce our profitability and have a material adverse effect on our results of operations and financial condition.

Fluctuations in demand for our products could create inventory maintenance uncertainties and could adversely affect our business.

As a result of customer buying patterns, a substantial portion of our revenues has been recognized in the last month of each quarter and the last month of the year. We schedule our inventory purchases to meet anticipated customer demand. As a result, relatively small delays in the receipt of manufactured products by us could result in revenues being deferred or lost. Our operating expenses are based upon anticipated sales levels, and a high percentage of our operating expenses are relatively fixed in the short term. Consequently, variations in the timing of sales could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses.

If we overestimate demand, we may be required to write off inventories and increase our reserves for product returns. If we underestimate demand, we may not have sufficient inventory of products to ship to our customers. Our products have expiration dates that range from 24 to 36 months from the date of manufacture. We establish reserves for potentially excess, dated or otherwise impaired inventories. We may not be able to accurately estimate the reserve requirement that will be needed in the future. Although our estimates are reviewed quarterly for reasonableness, our product return, rebate or chargeback activity could differ significantly from our estimates. Judgment is required in estimating these reserves and we rely on data from third parties, including, but not limited to, distributor forecasts and independent market research reports. The actual amounts could be different from our estimates, and differences are accounted for in the period in which they become known. If we determine that the actual amounts exceed our reserve amounts, we will record a charge to earnings to approximate the difference. A material reduction in earnings resulting from a charge could have a material adverse effect on our net income, results of operations and financial condition.

We may be sued by the estate of Austin McNamara, our former Chairman and Chief Executive Officer, and certain trusts established by Mr. McNamara.

An Investor’s Rights Agreement between us and Mr. McNamara and trusts established by Mr. McNamara contained a repurchase obligation under which we were required, upon exercise of the repurchase right contained in the Investor’s Rights Agreement, to repurchase shares held by the trusts. Mr. McNamara died in December 2006. Our repurchase obligation was to be subordinated to our Credit Agreement, which restricts payments on the liability for shares subject to repurchase to a maximum of $1.5 million in any fiscal year, not to exceed $5.0 million in the aggregate while the Credit Agreement is in place. On November 17, 2006, we tendered promissory notes in the aggregate principal amount of $28.2 million, and a cash payment of $1.5 million as a partial prepayment of the notes, to the trusts established by Mr. McNamara in order to close on our repurchase of the shares held by the trusts in accordance with the terms of the Investor’s Rights Agreement described above. The trusts refused to accept our tender of these payments and refused to tender their shares and close on our repurchase of the shares that they hold. As a result, we believe that Mr. McNamara and the trusts are in material breach of their obligations under the Investor’s Rights Agreement.

As a further result of this material breach and for other reasons, we believe that we are no longer required to repurchase the shares held by such trusts pursuant to the Investor’s Rights Agreement and that the right of the trusts to require us to repurchase the shares held by the trusts pursuant to the Investor’s Rights Agreement has expired and can no longer be enforced against us. Mr. McNamara’s estate and the trusts have claimed that we have materially breached our obligation in the Investor’s Rights Agreement to repurchase the shares held by the trusts. It is our understanding that the primary claim asserted by Mr. McNamara’s estate and the trusts to support their assertion of our breach is that the form of note we tendered did not comply with the terms of the Investor’s Rights Agreement. We believe that the form of note complied with the terms of the Investor’s Rights Agreement and that we have complied with all of our obligations to the trusts under the Investor’s Rights Agreement. It is our position that the trusts are bound by the subordination provisions of the Investor’s Rights Agreement and by a subsequent subordination agreement entered into by them with respect to the Credit Agreement.

The trusts have agreed to be subordinated to the loans represented by the Credit Agreement, which limits payments to the trusts to a maximum of $1.5 million in any fiscal year, not to exceed $5.0 million in the aggregate while the Credit Agreement is in place. The Investor’s Rights Agreement contains no exclusive requirements with respect to the terms of the note to be granted thereunder, but does refer generally to principal, interest, prepayment and subordination and that the note be unsecured. The subordinated promissory notes tendered to the trusts were negotiated with and approved by the lenders party to the Credit Agreement and it is our position that these subordinated promissory notes included payment provisions consistent with the terms of the Credit Agreement. We have been advised by the attorney representing the trusts that, among other unspecified objections, the trusts object to the form of note tendered because it includes a provision providing for tax withholding and offset with respect to taxes that may be due in connection with payments under the notes or upon the exercise of the options underlying the shares to have been repurchased. In addition, the trusts object to a provision prohibiting the trusts from prosecuting any claim challenging the enforceability or priority of the senior indebtedness.

We can make no assurances that Mr. McNamara’s estate and the trusts will not sue us in order to assert the foregoing claims and additional claims against us for breach of our obligations under the Investor’s Rights Agreement relating to the repurchase of the shares held by the trusts. There can be no assurance that we will be able to successfully defend these claims or any other claims Mr. McNamara’s estate and the trusts may bring against us, including employment related claims. If Mr. McNamara’s estate and the trusts were able to obtain a judgment against us, such judgment could require us to make significant cash payments, which we may not have the funds to pay, and may require us to make payments in a manner that may cause us to be in default under our Credit Agreement, which would adversely affect our financial condition.

We have debt and have the ability to incur substantial additional debt. The principal and interest payment obligations of such debt may restrict our operations and adversely affect our business.

As of December 31, 2006, we have approximately $25.8 million of outstanding indebtedness. In addition, the covenants governing our credit facilities permit us to incur additional debt under certain circumstances.

The incurrence of substantial amounts of debt may:

•       make it more difficult for us to satisfy our financial obligations;

•       require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes;

•       increase our vulnerability to general adverse economic and industry conditions;

•       limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•       place us at a competitive disadvantage compared with some of our competitors that have less debt; and

•       limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds to meet these obligations or to successfully execute our business strategy.

The agreements governing our credit facilities impose restrictions on our business that may limit our business opportunities and hinder our ability to execute our business strategy.

Our senior secured credit facilities contain, and other agreements we may enter into in the future may contain, covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things, incur additional debt, create liens, make investments, enter into transactions with affiliates, sell assets, guarantee debt, declare or pay dividends, redeem common stock or make other distributions to stockholders, and consolidate or merge.

Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. An event of default under our debt agreements would permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. If we were unable to repay debt to our senior lenders, these lenders could proceed against the collateral securing that debt.

We will be subject to the requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to comply with Section 404 in a timely manner it may affect the reliability of our internal control over financial reporting.

Assessing our staffing and training procedures to improve our internal control over financial reporting is an ongoing process. For the year ending December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting. Our auditors will be required to deliver an attestation report on management’s assessment of, and the operating effectiveness of, our internal control over financial reporting beginning either with the year ended December 31, 2007 or the year ending December 31, 2008 depending upon whether we are an accelerated or non-accelerated filer. We will not be able to determine if we are an accelerated filer until June 30, 2007. We have a substantial effort ahead of us to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. In the past, we have identified several material weaknesses in our internal controls over financial reporting. We have remediated these identified material weaknesses, but we cannot give any assurances that all material weaknesses have been identified or that additional material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 beginning in the year ending December 31, 2007. The existence of one or more material weaknesses would preclude a conclusion by management that we maintained effective internal control over financial reporting.

We cannot be certain at this time that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that we or our independent registered public accounting firm will not identify additional material weaknesses in our internal control over financial reporting. If we fail to comply with the requirements of Section 404 or if we or our independent registered public accounting firm identify and report a material weakness, it may affect the reliability of our internal control over financial reporting.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. While we have taken steps to improve our financial accounting organization and processes to date, we may still need to make additional changes, including adding staff in the areas of, internal controls and internal audit. We may also need to adopt and implement additional policies and procedures to further strengthen our financial reporting capability. However, the process of designing and implementing an effective financial reporting system is a continuous effort that will require us to anticipate and react to changes in our business and the economic and regulatory environments. All of this will also require us to expend significant resources. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. We are currently evaluating these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Our board of directors can issue preferred stock without stockholder approval of the terms of such stock.

Our amended and restated certificate of incorporation authorizes our board of directors, without stockholder approval, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions granted to or imposed upon the preferred stock, including voting rights, dividend rights, conversion rights, terms of redemption, liquidation preference, sinking fund terms, subscription rights, and the number of shares constituting any series or the designation of a series. Our board of directors can issue preferred stock with voting and conversion rights that could adversely affect the voting power of the holders of common stock, without stockholder approval. As of December 31, 2006, no shares of preferred stock were outstanding and we have no present plan to issue any shares of preferred stock.

Risks related to our common stock

The interests of our controlling stockholder may conflict with the interests of our other stockholders.

As of December 31, 2006, Stonington Capital Appreciation 1994 Fund, L.P., or Stonington, beneficially owned approximately 45.3% of the outstanding shares of our voting capital stock, without giving effect to the exercise of outstanding options. As a result, Stonington has significant influence over the outcome of matters requiring stockholder approval, including:

•       the election and removal of our directors; and

•       the approval of mergers, consolidations or the sale of all or substantially all of our assets.

Currently, John A. Bartholdson, Albert J. Fitzgibbons III and Bradley J. Hoecker, all of whom serve on our board of directors, are employees of Stonington and serve on the board of directors of Stonington’s general partner. This concentration of stock ownership could limit the ability of our other stockholders to influence corporate matters and could have the effect of delaying, deferring or preventing a change in control of the company, or impeding a merger or consolidation, takeover or other business combination or a sale of all or substantially all of our assets. In addition, the significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock, or the perception in the public markets that these sales may occur, could depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception in the public markets that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. As of December 31, 2006, we had 21,801,961 shares of our common stock outstanding. In addition, we had outstanding options to purchase a total of 1,285,116 shares under our 2000 Stock Option/Stock Issuance Plan and 2005 Stock Incentive Plan of which 214,277 were vested. In February 2007, we filed a Form S-8 registration statement to register all the shares of common stock issuable under our equity incentive plans, including the 2005 Stock Incentive Plan. Approximately 16,431,898 shares of our common stock, on a fully-diluted basis assuming exercise of all outstanding options, were subject to a 180-day “lock-up” period following our initial public offering. Following the expiration of the 180-day “lock-up” period, the holders of those shares will generally be entitled to freely transfer those shares. Moreover, JPMorgan Securities Inc. may, in its sole discretion and at any time without notice, release those holders from the sale restrictions on their shares. In addition to the adverse effect a price decline could have on holders of our common stock, such a decline could impede our ability to raise capital or to make acquisitions through the issuance of additional shares of our common stock or other equity securities. Trusts established by Austin McNamara, which own approximately 1,875,001 shares of our common stock, have not signed lock-up agreements with the underwriters. They are subject to a 180 day lock-up agreement under the terms of the Investor’s Rights Agreement with us. We have been advised by the trusts that they do not believe such lock-up agreement is enforceable. We believe it is enforceable, but we cannot provide assurance that the trusts will not seek to have a court declare such lock-up agreement to be unenforceable. If they are successful, the trusts may be able to sell their shares prior to the expiration of the 180 day lock-up period and claim damages against us resulting from our refusal to allow a sale of their shares prior to the end of the lock-up period.

Each of Stonington, the holder of approximately 9,867,285 shares of our common stock, the Zein and Samar Obagi Family Trust, the holder of approximately 4,064,167 shares of our common stock, the McNamara Family Irrevocable Trust, the holder of approximately 416,667 shares of our common stock, and the McNamara Family Trust, the holder of approximately 1,458,334 shares of our common stock, has rights to demand the registration of their shares or include their shares in registration statements that we may file on our behalf or on behalf of other stockholders.

The partnership through which Stonington holds its shares has a termination date of March 29, 2007. Although Stonington may return the investment through a distribution of shares to the fund’s investors, Stonington has also exited its investments in publicly traded companies through a combination of sales under Rule 144, registered secondary offerings, and the distribution of shares to the fund’s investors. By exercising its registration rights and selling a large number of shares, Stonington could cause the price of our common stock to decline, which could impede our ability to make acquisitions through the issuance of additional shares of our common stock. Furthermore, if we file a registration statement to offer additional shares of our common stock and have to include shares held by Stonington or other holders of registration rights, it could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

ITEM 1B:  UNRESOLVED SEC STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

As of December 31, 2006, we leased the following facilities:

Function	Location	Square feet	Lease expiration
Headquarters	Long Beach, CA	16,000	July 2008
Distribution Center	Carson, CA	21,000	October 2008
Manufacturing	Milford, CT	2,400	November 2008
Marketing & Training Center	Beverly Hills, CA	2,100	July 2011

We believe our facilities are adequate for their intended use and are sufficient for our current level of operations.

Our skin health and licensing activities are initiated and coordinated from our Long Beach headquarters. Our skin health development efforts are based at our Long Beach headquarters, with development and manufacturing facilities in Milford Connecticut. The lease for our manufacturing facility expires in November 2008. Our skin health training center for employees is also located at our Long Beach headquarters. Our cGMP compliance training for distribution personnel and sales training for customer service representatives is provided in Long Beach. In January 2007, we opened a marketing and training center in Beverly Hills to train physicians and aestheticians in the U.S. and internationally. This facility is leased from an affiliate of Dr. Obagi.

Our skin health distribution center is strategically located for quick, convenient and reliable distribution with access to all major carriers in Southern California.

ITEM 3:  LEGAL PROCEEDINGS

On March 8, 2006, Austin McNamara, the former chairman of our board, president and chief executive officer, filed a charge of discrimination against us with the California Department of Fair Employment and Housing (“DFEH”). Mr. McNamara died in December 2006. Mr. McNamara alleged that we demoted, harassed and otherwise discriminated against him due to his purported physical disability and medical condition. Mr. McNamara requested an immediate right-to-sue notice. On March 20, 2006, the DFEH closed its case. The DFEH did not conduct an investigation or make a determination on the merits of the complaint. Mr. McNamara’s estate has the right to file a discrimination lawsuit in a state court action within one year of the DFEH’s letter closing its case. While Mr. McNamara did not allege a specific amount of damages, the remedies available under California law include compensatory damages, as well as attorneys’ fees. Mr. McNamara  also threatened to file a wage claim with the California Labor Commissioner, though we are not aware of either Mr. McNamara or his estate actually filing the claim. Mr. McNamara alleged that we did not pay all wages, bonuses, and severance owed to him. Mr. McNamara served as our chief executive officer from September 2001 until July 2005, and as our president from September 2001 until March 2005. He also served on our board of directors and as chairman from September 2001 until May 2006. We cannot determine the outcome of these matters at this time. As discussed in the risk factor entitled “We may be sued by the Estate of Austin McNamara, our former Chairman and Chief Executive Officer, and certain trusts established by Mr. McNamara,” Mr. McNamara’s estate and certain trusts he had established have claimed that we have materially breached our obligation to repurchase shares of our common stock held by the trust pursuant to an Investor’s Rights Agreement. We have not been notified that any legal action has been commenced with regard to this claim.

From time to time, we are involved in litigation and other legal matters in the normal course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our stockholders took the following actions by written consent during the fourth quarter of fiscal year 2006:

On November 28, 2006, the holders of 15,281,452 shares of our Common Stock voted for the amendment to our Certificate of Incorporation to effect a 1-for-1.2 reverse stock split of our Common Stock in connection with our initial public offering. The holders of the remaining 2,517,731 shares of our outstanding Common Stock entitled to vote at the time of this action by written consent abstained because we did not seek their consent.

On November 28, 2006, the holders of 15,281,452 shares of our Common Stock voted to approve the Amended and Restated Certificate of Incorporation of the Company and the filing of the Amended and Restated Certificate of Incorporation upon the consummation of our initial public offering. The holders of the remaining 2,517,731 shares of our outstanding Common Stock entitled to vote at the time of this action by written consent abstained because we did not seek their consent.

On November 28, 2006, the holders of 10,812,285 shares of our Common Stock voted for the amendment and restatement of our 2005 Stock Incentive Plan and the reservation of 1,500,000 shares of our common stock for issuance under the Plan. The holders of the remaining 6,986,898 shares of our outstanding Common Stock entitled to vote at the time of this action by written consent abstained because we did not seek their consent.

On November 28, 2006, the holders of 10,812,285 shares of our Common Stock voted, contingent upon the filing of our Amended and Restated Certificate of Incorporation with the Secretary of the State of Delaware upon the consummation of our initial public offering, to elect each of Steve R. Carlson, Albert J. Fitzgibbons III, John A. Bartholdson, Bradley J. Hoecker, Edward A. Grant, Albert F. Hummel and Ronald P. Badie to our Board of Directors to serve for a one-year term until the annual meeting of stockholders in 2007 and until their respective successors have been duly elected and qualified. The holders of the remaining 6,986,898 shares of our outstanding Common Stock entitled to vote at the time of this action by written consent abstained because we did not seek their consent.

On December 11, 2006, the holders of 10,812,285 shares of our Common Stock voted for the amendment and restatement of our 2005 Stock Incentive Plan to include a $1,000,000 limit on cash awards under the Plan. The holders of the remaining 6,986,898 shares of our outstanding Common Stock entitled to vote at the time of this action by written consent abstained because we did not seek their consent.

PART II

ITEM 5:               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Nasdaq Global Market under the symbol “OMPI” and has been quoted since our initial public offering on December 13, 2006. The initial public offering price of our common stock on December 14, 2006 was $11.00 per share. No sales of our common stock took place prior to December 14, 2006. Between December 14, 2006 and December 31, 2006, inclusive, the highest sales price of our common stock was $11.40 per share, and the lowest sales price of our common stock was $9.40 per share. Between January 1, 2007 and March 12, 2007, inclusive, the highest sales price of our common stock was $14.80 per share, and the lowest sales price of our common stock was $8.75 per share. The closing price for our common stock on March 13, 2007 was $11.67 per share.

Holders

The approximate number of stockholders of record of our common stock was 1,021 as of March 6, 2007. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these shareholders of record.

Dividends

During February 2005, we declared and paid a $3.60 per share common stock dividend, totaling approximately $63.1 million, in cash. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to compliance with certain covenants under our credit facilities, which restrict or limit our ability to declare or pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.

Securities authorized for issuance under equity compensation plans

The following table sets forth information regarding outstanding options and rights and shares reserved for future issuance under our equity compensation plans as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,285,116	$10.31	747,272
Equity compensation plans not approved by security holders	—	—	—
Total	1,285,116	$10.31	747,272

(1)          The 2005 Plan provides that the number of shares authorized for issuance will be cumulatively increased on January 1, 2007 and on each January 1 thereafter for nine years by the least of 500,000 shares, 3% of our outstanding common stock as of the preceding December 31 and a number of shares determined by our board of directors or compensation committee.

Recent sales of unregistered securities

Set forth below is information regarding the number of shares of capital stock and options issued by us since September 2003. Also included is the consideration, if any, received by us for the securities. We believe that the transactions described below with respect to the issuance of option and restricted stock grants to our employees and directors and that the exercise of the options were exempt from the registration requirements of the 1933 Act by reason of Rule 701 promulgated thereunder. In February 2007, we filed a registration statement on Form S-8 to register future sales of the common stock to be issued upon exercise of the options and future issuances of common stock under our 2005 Stock Incentive Plan.

As of September 30, 2006, we had granted and issued options to purchase 543,450 shares of our common stock with a weighted average price of $9.32 per share to a number of our employees, directors and consultants pursuant to our 1997 Stock Option/Stock Issuance Plan and 2000 Stock Option/Stock Issuance Plan. As of September 30, 2006, 1,628,525 shares of common stock were issued upon exercise of these options.

During the quarter ended December 31, 2006, we granted and issued options to purchase 750,000 shares of our common stock with a weighted average price of $11.00 per share to a number of our employees, directors and consultants pursuant to our 2005 Plan. As of December 31, 2006, there were no shares of common stock that were issued upon exercise of these options.

During the quarter ended December 31, 2006, we granted 2,728 shares of restricted stock to one of our independent directors pursuant to our 2005 Plan.

Performance Graph

The following information is not deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

The Performance Graph below represents a comparison of the total return of our common stock, the NASDAQ Market Index and the SIC—Pharmaceutical Preparations for the period between December 14, 2006, and December 31, 2006. The graph assumes $100 was invested on December 14, 2006, and dividends are reinvested for the fiscal year ended December 31, 2006.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMOUNG OBAGI MEDICAL PRODUCTS, INC.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

Use of Proceeds from sale of registered securities

On December 19, 2006, we closed an initial public offering of our common stock consisting of 5,350,000 shares of common stock. Of these shares, 4,000,000 were newly issued shares sold by us and 1,350,000 were existing shares sold by the selling stockholders. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-137272), which the SEC declared effective on December 13, 2006. J.P. Morgan Securities Inc. acted as the managing underwriter.

The public offering price was $11.00 per share and $58.9 million in the aggregate. Underwriting discounts and commissions were $0.77 per share and $4.1 million in the aggregate. Proceeds before expenses to us were $10.23 per share and $40.9 million in the aggregate. Proceeds, before expenses, to the selling stockholders were $10.23 per share and $13.8 million in the aggregate.

The net proceeds received by us in the offering were $38.1 million as follows:

Aggregate offering proceeds to the Company	$44.0 million
Underwriting discounts and commissions	3.1 million
Finders fees	—
Underwriter’s fees	—
Other fees and expenses (estimated)	2.8 million
Total expenses (estimated)	5.9 million
Net proceeds to the Company	$38.1 million

We have used the net proceeds to us from our initial public offering to repay approximately $35.0 million of debt; and we intend to use the remainder for general corporate purposes.

ITEM 6: SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below are derived from our consolidated financial statements. The consolidated statements of income data for the years ended December 31, 2004, 2005, and 2006, and consolidated balance sheet data as of December 31, 2005 and 2006, are derived from our audited consolidated financial statements for such years and as of such dates, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data for the year ended December 31, 2003, and consolidated balance sheet data as of December 31, 2004 are derived from our audited consolidated financial statements for such years and as of such dates. The consolidated statements of income data for the years ended December 31, 2002, and the consolidated balance sheet data as of December 31, 2002 and 2003, are derived from our unaudited consolidated financial statements for such years and as of such dates, which are not included in this Annual Report on Form 10-K. The unaudited consolidated financial statements include, in the opinion of management, all adjustments, consisting only of normal, recurring adjustments, that management considers necessary for a fair statement of the results of those periods.

The information in the following table should be read together with “Management’s discussion and analysis of financial condition and results of operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(unaudited)
Consolidated statements of income data:
Net sales	$46,316	$49,261	$56,256	$64,941	$77,996
Income from operations	13,078	18,030	21,395	21,084	17,747
Income from operations attributable to common shares(1)
Basic	$0.88	$1.11	$1.34	$1.20	$0.99
Diluted	$0.82	$1.03	$1.24	$1.19	$0.98

	December 31,
	2002	2003	2004	2005	2006
	(unaudited)
Consolidated balance sheet data:
Total assets	$34,397	$35,468	$48,704	$45,947	$52,961
Long-term debt less current portion	34	44	30	63,195	23,052
Redeemable preferred stock	$22,409	$22,175	$22,511	$—	$—
Cash dividends declared and paid	$—	$—	$—	$63,088	$—
Per share(1)	$—	$—	$—	$3.60	$—

(1)          On November 27, 2006, the Board of Directors of the Company approved an amended and restated Certificate of Incorporation and amended and restated Bylaws in preparation for a contemplated initial public offering. This amended and restated Certificate of Incorporation was approved by the stockholders on November 28, 2006, and was filed by the Secretary of State of the State of Delaware prior to the effectiveness of the Company’s Registration Statement on Form S-1. All share and per share amounts included in our financial statements have been adjusted to reflect this 1-for-1.2 reverse stock split for all periods presented.

ITEM 7:               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a specialty pharmaceutical company focused on the aesthetic and therapeutic skin health markets. We develop and commercialize prescription-based, topical skin health systems that enable physicians to treat a range of skin conditions, including pre-mature aging, photo-damage, skin laxity, hyperpigmentation, acne and soft tissue deficits, such as fine lines and wrinkles.

Current products.   Our primary product is the Obagi Nu-Derm System, which we believe is the only clinically proven, prescription-based, topical skin health system on the market that has been shown to enhance the skin’s overall health by correcting photo-damage at the cellular level, resulting in a reduction of the visible signs of aging. The primary active ingredients in this system are 4% hydroquinone and OTC skin care agents. In April 2004, we introduced the Obagi-C Rx System consisting of a combination of prescription and OTC drugs and adjunctive cosmetic skin care products to treat skin conditions resulting from sun damage and the oxidative damage of free radicals. The central ingredients in this system are 4% hydroquinone and Vitamin C. In October 2005, we launched the Obagi Professional-C products, a complete line of proprietary, non-prescription products, which consists of Vitamin C serums used to reduce the appearance of damage to the skin caused by ultraviolet radiation and other environmental influences. In July 2006, we launched our Nu-Derm Condition and Enhance System, for use in conjunction with commonly performed cosmetic procedures including Botox injections. In October 2006, we launched our first product in the ELASTIderm™ product line, an eye cream for improving the elasticity and skin tone around the eyes. We also market tretinoin, used for the topical treatment of acne in the United States, and Obagi Blue Peel products, used to aid the physician in the application of skin peeling actives.

Future products.   We focus our research and new product development activities on improving the efficacy of established prescription and OTC therapeutic agents by enhancing the penetration of these agents across the skin barrier using our proprietary technologies collectively known as Penetrating Therapeutics. We introduced the CLENZIderm M.D.TM and ELASTIderm TM systems to address acne and skin elasticity, respectively, based on positive interim clinical results, in February 2007; however there can be no assurance that these systems will be successful in the markets we compete. In addition, there can be no assurance that we will be able to introduce any additional systems within these product lines.

U.S. distribution.   We market all of our products through our direct sales force in the United States primarily to plastic surgeons, dermatologists and other physicians who are focused on:

Aesthetic skin care.   As of December 31, 2006, we sold our products to over 4,400 physician-dispensing accounts in the United States, with no single customer accounting for more than 5% of our net sales. Our current products are not eligible for reimbursement by Medicare or other third-party payors. We generated U.S. net sales of $52.9 million during the year ended December 31, 2005, and $63.9 million during year ended December 31, 2006.

International distribution.   We market our products internationally through 12 international distribution partners that have sales and marketing activities in approximately 35 countries outside of the United States. Much like our business model in the United States, these distributors sell our products through direct sales representatives to physicians, or through alternative distribution channels depending on regulatory requirements and industry practices. We generated international net sales of $8.7 million during the year ended December 31, 2005, and $10.0 million during the year ended December 31, 2006.

Licensing.   We market our products in the Japanese retail markets through a trademark and know-how license agreement with Rohto Pharmaceutical Co., Ltd., or Rohto. Under our agreement, Rohto is licensed to manufacture and sell a series of OTC products under the Obagi brand name in the Japanese drug store channel, and we receive a royalty based upon sales of Obagi branded products in Japan by Rohto. Rohto’s Obagi branded products are sold through approximately 5,000 high-end drug stores. We have other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel. We receive royalties based upon these arrangements. We generated licensing revenue of $3.4 million during the year ended December 31, 2005, and $4.1 million during the year ended December 31, 2006.

Sales growth.   Our total net sales have grown from $56.3 million for the year ended December 31, 2004 to $64.9 million and $78.0 million for the years ended December 31, 2005 and 2006, respectively. Our sales growth has been driven primarily by continued Obagi Nu-Derm System sales growth fueled by the launch of Nu-Derm Condition and Enhance, Obagi-C Rx System sales following its launch in April 2004, Professional-C sales following its launch in October 2005 and ELASTIderm sales following its soft launch in October 2006. We believe that the key factors underlying the growth of our sales include:

•       Our professional marketing efforts to physicians.   Our professional sales force targets physicians who are providing aesthetic treatments and educates them on how to best provide our products to their patients. Our professional sales force also provides education to physicians, aestheticians, other staff and patients about the benefits of promoting skin health. We have increased our sales force from 42 employees as of January 1, 2004 to 96 employees as of December 31, 2006. We will continue to invest in expanding our sales force as warranted by the success of new product offerings and continued core product growth.

•       Strong growth in the aesthetic skin care market.   In 2005, the global skin care market was estimated to be $36.2 billion, of which over 62% were facial skin care products, according to Global Industry Analysts, Inc., a market research firm. Additionally, the independent research firm, Kalorama Information, estimates that from 2005 to 2010, over 70 million people in the United States will receive cosmetic facial procedures for which they will pay over $60 billion. We believe this reflects a growing desire and acceptance among the aging population to seek aesthetic facial products and procedures from their physicians. With our leading position in the physician-dispensed channel, the clinically proven aesthetic benefits of our products and the potential of our systems to enhance or complement many other facial procedures, we believe we are well positioned to meet this growing patient demand.

•       Conducting clinical studies on our products.   We have completed 27 clinical studies since 2003 to demonstrate the efficacy of our products. We believe that these clinical studies provide our products added scientific credibility in the physician-dispensed market. We are currently conducting five clinical studies on new and existing products and plan on initiating four additional clinical studies by December 31, 2007.

•       International.   We have formal distribution agreements with 12 distribution partners covering over 50 countries and a trademark and product know-how license agreement in the OTC market of

Japan. Currently, those distributors have sales activities in approximately 35 countries, with growth in 2005 and 2006 coming primarily from the Middle East, Far East, Europe, and North America (excluding the United States).

Results of operations.   We commenced operations in 1997, and as of December 31, 2006, we had an accumulated deficit of $21.1 million. The accumulated deficit arose when we paid a $63.1 million common stock dividend in February 2005. At December 31, 2004, we had accumulated earnings of $20.4 million. We reported net income of $9.0 million and $6.1 million for the years ended December 31, 2005 and December 31, 2006, respectively.

Seasonality.   Sales of our products have historically been higher between September and March. We believe this is due to increased product use and patient compliance during these months. We believe this increased usage and compliance relates to several factors such as higher patient tendencies toward daily compliance inversely proportionate to their tendency to travel and/or engage in other disruptive activities during summer months.

Future growth.   We believe that our future growth will be driven by increased direct sales coverage, ongoing marketing efforts to create increased awareness of the Obagi brand and the benefits of skin health and new product offerings. We plan to continue to invest significant resources on the commercialization of new applications of our current products, the continuing development of our pipeline products and the in-licensing or acquisition of new product opportunities. Our on-going profitability is primarily dependent upon the continued success of our current product offerings.

Critical accounting policies and use of estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, sales and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to revenue recognition, sales return reserve, accounts receivable, inventory and goodwill and other intangible assets. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. By their nature, these estimates are subject to an inherent degree of uncertainty. As a result, we cannot assure you that actual results will not differ significantly from estimated results. Our significant accounting policies are further described in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue recognition.   We recognize revenues in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured. Our shipment terms are FOB shipping point as outlined in our sales agreements.

Our domestic sales agreements do not provide for rights of return or price protection. However, we may approve returns on a case-by-case basis at our discretion. Certain international distribution agreements do provide for rights of return and price protection. Generally, such return rights are for a period of not more than 90 days after the products have been shipped to the distributors. In accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, we continuously monitor and track product returns and record a provision for the estimated future amount of such future returns, based on historical experience and any notification we receive of pending returns. We do not grant any warranty provisions on our products. We provide for discounts and allowances based on historical experience at the time revenue is recognized as a reduction to revenue. To date such provisions have approximated management’s estimates. Other than our provision for future returns, the only estimates that we have to make regarding revenue recognition pertain to the collectibility of the resulting receivable, both of which are discussed below.

We grant price protection rights to certain international distributors. Such price protection rights require us to pay the distributor if there is a reduction in the list price of our products. Price protection payments would be required for the distributor’s inventory on-hand or in-transit on the date of the price reduction, for a period not to exceed 90 days prior to the date of the price reduction. We have not recorded a liability in connection with such price protection rights as we have never reduced the list prices of our products.

In September 2002, we entered into a licensing agreement with Rohto (see Note 8 to our financial statements), a large Japan-based company that specializes in the distribution and marketing of OTC medical oriented products in the drug store and retail channels. In January 2006, we entered into a licensing agreement with Tokyo Beauty Center (see Note 8), a diversified Japanese consumer products and services company, which also owns and operates a large chain of aesthetic spas in Japan. We recognize royalty revenue related to the licensing agreement based on Rohto’s sale of related products. This royalty revenue is recognized as earned and is based upon a predetermined rate within the licensing agreement.

Sales returns and allowances.   When we sell our products, we reduce the amount of revenue recognized from such sales by an estimate of future product returns and other sales allowances. Sales allowances include cash discounts, rebates and sales incentives relating to products sold in the current period. Factors that are considered in our estimates regarding sales returns include the historical rate of returns and current market conditions. We maintain a return policy that allows our customers to return product within a specified period after shipment of the product has occurred. Factors that are considered in our estimates regarding sales allowances include quality of product and recent promotional activity. If actual future experience for product returns and other sales allowances exceed the estimates we made at the time of sale, our financial position, results of operations and cash flow would be negatively impacted. To date, such provisions have approximated management’s estimates.

Accounts receivable.   We perform periodic credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of current credit information. We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. Receivables are charged to the allowance for doubtful accounts when an account is deemed to be uncollectible, taking into consideration the financial condition of the customer and the value of any collateral. Recoveries of receivables previously charged off as uncollectible are credited to the allowance. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments and this exceeds our estimates of the balance sheet date, we would need to charge additional receivables to our allowances, and our financial position, results of operation and cash flow would be negatively impacted. Our credit losses have historically been within our expectations and the allowance established.

Inventory.   We state our inventories at the lower of cost or market, computed at actual cost on a first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory reserves are measured as the difference between the cost of inventory and estimated market value. Inventory reserves are charged to cost of sales and establish a lower cost basis for the inventory. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology, new product offerings and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins. To date, actual reserve requirements approximated management’s estimates.

Goodwill and other intangible assets.   Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires, among other things, the use of a nonamortization approach for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and intangibles having an indefinite life are not amortized, but instead will be reviewed for impairment at least annually or if an event occurs or circumstances indicate the carrying amount may be impaired. Events or circumstances which could indicate an impairment include a significant change in the business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in our strategy or disposition of a reporting unit or a portion thereof. Goodwill impairment testing is performed at the reporting unit level.

SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to such reporting units, assignment of goodwill to such reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

We have selected September 30 as the date on which we will perform our annual goodwill impairment test. Based on our analyses, no impairment charges were recognized for the  years ended December 31, 2006, 2005 and 2004.

Other intangible assets consist of trademarks, distribution rights, covenants not-to-compete, patents, customer lists, and proprietary formulations. Other intangible assets are amortized over the expected period of benefit using the straight-line method over the following lives: trademarks (20 years); distribution rights (ten years); covenants not-to-compete (seven years); and other intangible assets (three to 17 years). Any unfavorable changes in market conditions or our product lines may result in the impairment of goodwill or an intangible asset, which could adversely impact our net income.

Leases.   We account for leases under the provisions of SFAS No. 13, Accounting for Leases , and subsequent amendments, which require that our leases be evaluated and classified as either operating leases or capital leases for financial reporting purposes. Minimum base rents for our operating leases, which generally have scheduled rent increases over the term of the lease, are recorded on a straight-line basis over the lease term. The initial lease term includes the period from when we are given access and control over the lease property, whether or not rent payments are due under the terms of the lease.

For leases with renewal periods at our option, we generally consider the lease term to consist of the initial lease term, as exercise of the renewal options as determined at lease inception are not considered to be reasonably assured of exercise. However, if failure to exercise a renewal option imposes an economic penalty of sufficient magnitude to us, then the renewal, at inception, is reasonably assured and will be included in the determination of the appropriate lease term.

In certain instances, we disburse cash for leasehold improvements, furnishings, fixtures and equipment to renovate leased premises. If costs are paid directly by the landlord or reimbursed to us by the landlord, we record a deferred rent liability and amortize the deferred rent liability over the lease term as a reduction to rent expense. In other instances, we may expend cash for landlord additions that we make to lease premises that are reimbursed to us by the landlord. Based on the specifics of the leased space and the lease agreement, during the renovation period, amounts paid will be recorded as prepaid rent and any landlord reimbursement will be recorded as an offset to prepaid rent.

Stock-based compensation.   We account for stock-based compensation in accordance with the provisions of SFAS No. 123R, Share-Based Payment. In connection with our January 2006 adoption of SFAS No. 123R, we adopted the modified prospective transition method in the first quarter of fiscal 2006, and as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation is recognized for: (i) expense related to the remaining unvested portion of all stock option awards granted during the one year period preceding our initial public offering, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (ii) expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with SAB No. 107, the remaining unvested options we issued prior to the one year period preceding our initial public offering, with the exception of the October 2005 grants, are not included in the SFAS No. 123R option pool as they were valued using the minimum value method. As a result, unless subsequently modified, repurchased or cancelled, such unvested options will not be included in stock-based compensation. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the date of grant using any valuation model requires judgment. We use the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). We estimated our options’ expected terms using our best estimate of the period of time from the grant date that we expect the options to remain outstanding. If we determine another method to estimate expected volatility or expected term was more reasonable than our current methods, or if another method for calculating these input assumptions is prescribed by authoritative guidance, the fair value calculated for stock-based awards could change significantly. Higher volatility and expected terms result in a proportional increase to stock-based compensation determined at the date of grant. The expected dividend rate and expected risk-free rate of return are not as significant to the calculation of fair value.

As a result of adopting SFAS No. 123R, the impact to our Consolidated Statement of Income for the year ended December 31, 2006 on income before income taxes and net income was $305,000 and $195,000, respectively, and does not have a material effect on basic and diluted earnings per share, respectively. In addition, prior to the adoption of SFAS No. 123R, we presented the tax benefit resulting from the exercise of stock options as operating cash inflows in our Consolidated Statements of Cash Flows. Upon the adoption of SFAS No. 123R, the excess tax benefits for those options are classified as financing cash inflows.

Given the absence of an active market for our common stock, our board of directors, the members of which we believe have extensive business, finance and investment experience, were required to estimate the fair value of our common stock at the time of each option grant for purposes of determining stock-based compensation expense for the periods presented herein. In response to that requirement, our board of directors appointed members of the compensation committee to analyze our stock value and recommend common stock valuation estimates. For economic reasons, we initially chose to value our options using a model that employed a market based approach based principally upon applying appropriate valuation multiples to the EBITDA and revenue and not to obtain a contemporaneous valuation by an independent third party. As a privately held company, we believed that the members of our compensation committee had the requisite experience and expertise to determine the fair value of the options. If a valuation model using different input variables and assumptions had been used, our common stock valuation may have been different.

If we had made different assumptions and estimates, the amount of our recognized and to be recognized stock-based compensation expense, net income and net income per share amounts could have been materially different. We believe that we have used reasonable methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, to determine the fair market value of our common stock.

Results of operations

The year ended December 31, 2006 compared the year ended December 31, 2005

Net sales.   The following table compares net sales by product line and certain selected products for the year ended December 31, 2006 and 2005:

	Year ended December 31,
	2006	2005	Change
	(in thousands)
Net Sales by Product Category:
Skin Health
Nu-Derm	$53,228	$46,609	14%
Vitamin C	9,814	8,438	16
Skin laxity	2,278	—	—
Other	8,620	6,492	33
Total	73,940	61,539	20
Licensing fees	4,056	3,402	19
Total net sales	$77,996	$64,941	20%
United States	82%	81%
International	18%	19%

Net sales increased by $13.1 million, or 20%, to $78.0 million during the year ended December 31, 2006, as compared to $64.9 million during the year ended December 31, 2005. During the year ended December 31, 2006, we experienced Nu-Derm sales growth of $6.6 million, which was largely driven by the launch of our Nu-Derm Condition and Enhance System for Botox® in July 2006. In addition, we saw a combined sales growth of $3.5 million in the Vitamin C and Other product categories, new sales of $2.3 million from the launch of the our ELASTIderm™ product within the Skin laxity product category and $0.7 million of growth in licensing fees. This sales growth was comprised of $11.1 million of growth in the

United States and $2.0 million in growth from international markets. U.S. growth was fueled by the overall growth in the skin care market. Over 79% of the product category sales growth experienced was attributable to unit volume growth. The Nu-Derm product category growth was largely driven by the expansion of our sales force, the promotional and educational efforts of our professional sales force and the launch of Nu-Derm Condition and Enhance for Botox, which contributed $4.9 million. The growth in the Vitamin C category was primarily due to the successful launch of a new Vitamin C line during 2005 and early 2006, and a strong sales performance by the Obagi-C Rx. The skin laxity product category growth was driven by the launch of the first product within the ELASTIderm product line in the latter half of October 2006. The Other product category growth was driven by the launch of a new product and a system approach concept launched in early 2005. The system approach is designed to educate physicians on the benefits of prescribing the complete Nu-Derm system as opposed to partial systems. International sales growth was primarily in the Nu-Derm product line and primarily came from four regions, $0.6 million from the Middle East, $0.3 million from North America excluding the United States, $0.3 million from the Far East, and $0.1 million from the Europe and Other region. Our licensing fees increased $0.7 million primarily due to fees received under our agreement with Tokyo Beauty Centers Group, Inc.

Gross margin percentage.   Our gross margin percentage increased to 82.7%, for the year ended December 31, 2006 compared to 82.2% for the year ended December 31, 2005, primarily as a result of: (i) the $1.4 million increase in Vitamin C sales, which have an improved gross margin over the prior year; and (ii) improved margins on products in our Other product line due to new contract volume purchasing discounts with the manufacturer. We launched a new vitamin C line in October 2005 and January 2006 to replace third-party-produced Vitamin C with our own branded product, which has significantly higher margins. The Nu-Derm product line gross margin percentage for the year ended December 31, 2006 declined slightly when compared to the year ended December 31, 2005, primarily due to an increase in practice building initiatives. During the introduction of the first product in the ELASTIderm product line, the Company used  pricing promotions as part of its launch strategy to drive ELASTIderm into its existing customer base. These pricing promotions slightly reduced overall margins.  Our cost of sales includes the cost of our finished goods, which includes product and packaging materials purchased from third party vendors and bulk and fill purchased from independent manufacturers. Cost of sales also consists of outbound shipping and handling, work order scrap, licensing and royalty fees related to licensed intellectual property, depreciation and amortization attributable to products sold, and an inventory reserve for shrinkage and write-downs.

Selling, general and administrative.   Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expense and other selling expenses. Selling, general and administrative expenses increased $11.9 million to $40.9 million during the year ended December 31, 2006, as compared to $29.0 million for the year ended December 31, 2005. This increase is primarily due to the following: (i) a $4.0 million increase due to the hiring of additional employees, largely direct sales and administrative support personnel, during the year ended December 31, 2006, as compared to the year ended December 31, 2005; (ii) a $2.9 million increase in marketing and sales expenses related to our acne and elasticity product lines; (iii) a $2.3 million increase in market research and promotion activity aimed towards targeting physicians and patients; (iv) a $1.8 million increase in expenses related to our initial public offering; (v) a one-time payment of $0.4 million to Dr. Zein Obagi, or Dr. Obagi, one of our principal stockholders and one of our former officers and directors, under a non compete agreement; (vi) a $0.4 million increase in depreciation and amortization; (vii) a $0.4 million increase in legal fees; (viii) a $0.3 million increase in new indication sales research and promotions ; and (ix) a $0.3 million increase in non-cash compensation expense due to the adoption of SFAS No. 123R on January 1, 2006; offset by (x) a $0.9 million decline in advertising costs. As a percentage of net sales, selling, general and administrative expenses in the year ended December 31, 2006 were 52% as compared to 45% in the year ended December 31, 2005. We expect to incur additional operating costs, such as professional fees and insurance costs, related to the growth of our business and our operations as a public company. However, we believe selling, general and administrative expenses will decrease as a percentage of net sales.

Research and development.   Research and development expenses increased $2.6 million to $5.9 million for the year ended December 31, 2006 as compared to $3.3 million for the year ended December 31, 2005. This increase is primarily due to the following: (i) a $3.0 million increase in development costs related to our acne and elasticity product lines and future product pipeline development; and (ii) a $0.5 million increase due to the employment of additional employees during the year ended December 31, 2006, as compared to the year ended December 31, 2005, offset by a $0.9 million decline in research and development expenses related to our existing products. As a percentage of net sales, research and development costs in the year ended December 31, 2006 were 8% as compared to 5% in the year ended December 31, 2005.

Interest income and Interest expense.   Interest expense was $8.2 million during the year ended December 31, 2006, as compared to $6.1 million for the year ended December 31, 2005. Approximately $1.3 million of the increase is due to the write down in debt issuance costs resulting from a prepayment of $35.0 million in debt with the net cash proceeds received in our initial public offering. The remaining increase is due to the fact that we only recorded eleven months of interest for the facility for the year ended December 31, 2005, as we obtained a $70.0 million Credit Agreement on January 28, 2005, compared to twelve months of interest being recorded for the year ended December 31, 2006. Interest income decreased $48,000 to $13,000 during the year ended December 31, 2006, as compared to $61,000 for the year ended December 31, 2005. The decrease is primarily due to a decline in our average cash balance to $4.1 million during the year ended December 31, 2006, compared to $5.4 million during the year ended December 31, 2005.

Income taxes.   Income tax expense decreased $2.5 million to $3.5 million for year ended December 31, 2006, as compared to $6.0 million for the year ended December 31, 2005. Our effective tax rate declined 4% to 36% for the year ended December 31, 2006, compared to 40% for the year ended December 31, 2005. The decline is primarily due to the impact of the research and development credit recorded during the year ended December 31, 2006.

Year ended December 31, 2005 compared to year ended December 31, 2004

Net sales.   The following table compares net sales by product line and certain selected products for the years ended December 31, 2005 and 2004:

	Year ended December 31,
	2005	2004	Change
	(in thousands)
Net Sales by Product Category:
Skin Health
Nu-Derm	$46,609	$40,567	15%
Vitamin C	8,438	6,974	21
Other	6,492	5,231	24
Total	61,539	52,772	17
Licensing fees	3,402	3,484	(2)
Total net sales	$64,941	$56,256	15%
United States	81%	80%
International	19%	20%

Net sales increased by $8.6 million, or 15%, to $64.9 million during the year ended December 31, 2005, as compared to $56.3 million during the year ended December 31, 2004. During 2005, we experienced Nu-Derm sales growth of $6.0 million, a combined sales growth of $2.7 million in the Vitamin C and Other product categories offset by a decline of $0.1 million in licensing fees. This sales growth was comprised of $7.7 million of growth in the United States and $0.9 million in growth from international markets. U.S. growth was fueled by the overall growth in the skin care market. Over 81% of the product line sales growth experienced was attributable to unit volume growth. The Nu-Derm product category growth was largely driven by the expansion of our sales force and the promotional and educational efforts of our professional sales force. The growth in the Vitamin C category was primarily due to the successful launch of a new Vitamin C line during 2005. International sales growth was primarily in the Nu-Derm product category and came from two regions, $0.8 million from the Far East, and $0.4 million from North America (excluding the United States). This growth was partially offset by a $0.3 million decline in our Europe and Other region. Our licensing fees declined $0.1 million primarily due to a 2% decrease in the average exchange rate of the U.S. dollar and Yen from 2004 to 2005 and a decrease in sales of one of the existing licensed product lines, which was offset by the launch of a new retinol product line in the drug store channel in Japan.

Gross margin percentage.   Our gross margin percentage decreased by 0.9 percentage points to 82.2% in 2005 compared to 83.1% in 2004. The decline is primarily a result of Nu-Derm product line gross margin percentage for the year ended December 31, 2005, which declined when compared to the year ended December 31, 2004, and the $1.5 million increase in Vitamin C and Other, due to launching two new concentrations of our own branded product, which has a higher margin than the third-party product that was replaced and Other sales, which have a lower gross margin percentage than our Nu-Derm sales. In addition, the percentage of licensing fees as a percentage of total net sales declined, which generally have a significantly higher gross margin percentage than our Other product lines.

Selling, general and administrative.   Selling, general and administrative expenses increased $5.2 million to $29.0 million during the year ended December 31, 2005, as compared to $23.8 million for the year ended December 31, 2004. This increase is primarily due to the following: (i) an increase of $2.4 million due to the employment of additional employees, largely direct sales and marketing personnel during 2005 as compared to 2004; (ii) an increase of $1.0 million in expenses related to an anticipated initial public offering; (iii) an increase of $1.0 million related to hiring employees to fill senior strategic positions; (iv) an increase of $0.6 million due to sales and marketing volume driven activities; and (v) increase of $0.2 million in professional and other consulting fees. As a percentage of net sales, selling, general and administrative expenses in the year ended December 31, 2005 were 45% as compared to 42% in the year ended December 31, 2004.

Research and Development.   Research and development costs increased $1.7 million to $3.3 million during the year ended December 31, 2005, as compared to $1.6 million for the year ended December 31, 2004. This increase is primarily due to the following: (i) an increase of $1.4 million in development costs related to our Vitamin C product line and future product pipeline development; and (ii) an increase of $0.3 million due to the employment of additional employees during 2005 as compared to 2004. As a percentage of net sales, research and development costs in the year ended December 31, 2005 were 5% as compared to 3% in the year ended December 31, 2004.

Interest income and Interest expense.   Interest expense was $6.1 million during the year ended December 31, 2005, as compared to $20,000 for the year ended December 31, 2004. The increase in interest expense relates to outstanding loans under our Credit Agreement dated January 28, 2005, which mature in January 2010 and January 2011, respectively. Interest income decreased $100,000 to $61,000 during the year ended December 31, 2005, as compared to $161,000 for the year ended December 31, 2004. The decrease during the year ended December 31, 2005 is primarily due to our average cash balance of approximately $5.4 million during the year ended December 31, 2005, being lower as compared to approximately $12.1 million during the year ended December 31, 2004.

Gain on legal settlements.   In 2004 we recorded a $0.2 million gain on legal settlements due to a favorable outcome on an intellectual property infringement lawsuit brought against former employees. There were no such settlements during 2005.

Income taxes.   Income tax expense decreased $1.7 million to $6.0 million for the year ended December 31, 2005, as compared to $7.7 million for the year ended December 31, 2004. Our effective tax rate for the year ended December 31, 2005 was 40% compared to 35% for the year ended December 31, 2004.

Liquidity and capital resources

Management assesses our liquidity by our ability to generate cash to fund our operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; funds required for acquisitions; adequate credit facilities; and financial flexibility to attract long-term capital on satisfactory terms. As of December 31, 2006, our accumulated deficit was $21.1 million. We currently invest our cash and cash equivalents in large money market funds consisting of debt instruments of the U.S. government, its agencies and high-quality corporate issuers. Historically, we have generated cash from operations in excess of working capital requirements and through private sales of common stock. In January 2005, we entered into a credit agreement pursuant to which we received $70.0 million as a term loan and established a revolving line of credit for up to $10.0 million under certain conditions. We have not had any outstanding balances under the revolving line of credit. The availability on the revolving line of credit ranged from $0 million to $10.0 million between January and December 2006. We had $10.0 million and $6.8 million available on the revolving line of credit on December 31, 2006 and 2005, respectively. The proceeds from the term loans were used to pay approximately a $63.1 million dividend to existing shareholders, redeem our series A preferred stock and pay fees associated with obtaining the Credit Agreement. In December 2006, pursuant to the third amendment of the Credit Agreement entered into in November 2006, we made a prepayment of $35.0 million on the outstanding balance of the term loans with our net proceeds received from the completion of our initial public offering on December 19, 2006. As of December 31, 2006, we had $25.7 million in outstanding debt under the Credit Agreement and no outstanding amounts under the revolving line of credit. Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include, among other provisions, maintaining a maximum Debt to EBITDA Ratio and minimum EBITDA levels and restrictions on our ability to pay dividends. Certain covenants also limit annual capital expenditures and use of proceeds from the issuance of debt and equity securities. We were in compliance with all financial and non-financial covenants as of December 31, 2006 and 2005.

In April 2002, we entered into an Investor’s Rights Agreement with our former Chairman and Chief Executive Officer, Austin McNamara. Subsequently, trusts established by Mr. McNamara became the owners of the 1.88 million shares of the Company’s common stock owned by Mr. McNamara and parties to the Investor’s Rights Agreement. Mr. McNamara resigned as a member of our board of directors and as an employee in May 2006 and died in December 2006. The Investor’s Rights Agreement contained a repurchase obligation under which we were required to repurchase the shares of the Company held by the trusts upon the exercise of a repurchase right. Subsequent to Mr. McNamara’s resignation, the trusts exercised this repurchase right. Pursuant to procedures set forth in the Investor’s Rights Agreement, three valuation firms were retained to prepare valuations of the stock held by the trusts and the total purchase price was to have been $ 28.2 million.

Any obligation we would have to repurchase the trusts’ shares was to have been subordinated to our Credit Agreement, which restricts payments on such obligation to a maximum of $1.5 million in any fiscal year, not to exceed $5.0 million while the Credit Agreement is in place. The Investor’s Rights Agreement contains subordination provisions and the trusts signed an additional subordination agreement in connection with the Credit Agreement pursuant to which they agreed to be subordinated to the loans under the Credit Agreement. On November 17, 2006, we tendered promissory notes in the aggregate principal amount of $28.2 million and a cash payment of $1.5 million as partial prepayment of the notes, to the trusts in order to close on our repurchase of the shares held by the trusts pursuant to the terms of the Investor’s Rights Agreement. The trusts refused to accept our tender of these payments and refused to tender their shares and close on the repurchase of the shares they hold. As a result, we believe the trusts are in material breach of their obligations under the Investor’s Rights Agreement. Based upon this material breach by the trusts, as well as for other reasons, we believe we are no longer obligated to repurchase the shares held by the trusts pursuant to the Investor’s Rights Agreement and the right of the trusts to require us to repurchase the shares has expired and can no longer be enforced against us.

The trusts have taken the position that they did not breach their obligations under the Investor’s Rights Agreement and that instead we have breached our obligation to repurchase the trusts’ shares under the Investor’s Rights Agreement. While we believe the trusts’ claims to be without merit, there can be no assurance we would prevail if the trusts were to seek to enforce their claims through litigation. To our knowledge, as of March 14, 2007 the trusts had not commenced litigation against us.

As of December 31, 2006 and December 31, 2005, we had approximately $11.3 million and $3.4 million, respectively, of cash and cash equivalents and working capital of $21.9 million and $15.4 million, respectively, which includes a current deferred tax asset of $1.0 million and $0.9 million, respectively, related primarily to the future benefit of our net operating losses for tax purposes.

We expect to increase our selling, marketing and administrative expenses, and our research and development expenses. We anticipate our selling and marketing expenses to increase as we seek to: (i) expand our professional sales force; (ii) increase our efforts towards physician training and patient awareness; (iii) support the launch of new products or expanded application of existing products; and (iv) expand our distribution to new physician specialties. We anticipate that our administrative expenses will increase to support our current growth plans and compliance with our obligations as a public company. Our research and development expenses will likely increase as a result of our current plans to (i) research and develop new products and (ii) expand the application of current products. We believe that our cash outflows related to acquiring products and entering into licensing agreements may increase as we seek to expand our product portfolio. Additionally, if sales of our current products continue to increase and/or we increase the number of products in our portfolio, we may find it necessary to consider alternative manufacturing relationships, which may include the acquisition of our own manufacturing facilities or additional capital expenditures for facilities and equipment of third-party manufacturers that are dedicated to our products.

We continually evaluate new opportunities for therapeutic systems or products and, if and when appropriate, intend to pursue such opportunities through the acquisitions of companies, products or technologies and our own development activities. Our ability to execute on such opportunities in some circumstances may be dependent, in part, upon our ability to raise additional capital on commercially reasonable terms. There can be no assurance that funds from these sources will be available when needed or on terms favorable to us or our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

On November 27, 2006, our board of directors approved an amended and restated certificate of incorporation and amended and restated bylaws in preparation for our initial public offering. This amended and restated certificate of incorporation was approved by the stockholders on November 28, 2006 and was filed with the Secretary of State of the State of Delaware prior to the effectiveness of our registration statement on Form S-1. The changes included: (i) total authorized shares increased to 110,000,000 (100,000,000 common and 10,000,000 preferred); (ii) the classes, term and number of the members of the board of directors were modified; and (iii) other changes deemed necessary as for a public reporting company. We also revised our compensation committee and nominating committee charters and adopted new policies to follow current best practices for public companies.

We have maintained a positive operating cash flow in each year since 2001, and we believe that the net cash provided by operating activities and existing cash and equivalents will provide us with sufficient resources to meet our expected working capital requirements, debt service and other cash needs for the foreseeable future.

Inflation

Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services that we use. The competitive environments in many markets substantially limit our ability to fully recover these higher costs through increased selling prices. We continually seek to mitigate the adverse effects of inflation through cost containment and improved productivity and manufacturing processes.

Foreign currency fluctuations

Approximately 4% of our net sales in 2006 were derived from operations outside the United States and were denominated in Japanese Yen. None of our international cost structure is denominated in currencies other than the U.S. dollar. As a result, we are subject to fluctuations in sales and earnings reported in U.S. dollars due to changing currency exchange rates. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

Cash flow

Year ended December 31, 2006.   For the year ended December 31, 2006, net cash provided by operating activities was $12.9 million. The primary sources of cash were $6.1 million in net income, including the effect of: (i) adjusting for non-cash items; (ii) a decrease of accounts receivable through an improvement of days sales outstanding, or DSO, from 56 days to 44 days (The higher DSO in the fourth quarter of 2005 was due to the significant sales volumes and related accounts receivable experienced in the fourth quarter. The fourth quarter is seasonally our strongest quarter of the year); (iii) a decrease in prepaid assets through the occurrence of previously funded promotional initiatives; (iv) an increase of inventory through added stocking levels of the Nu-Derm System in anticipation of peak seasonal sales between the months of January through March, stocking levels of the new Nu-Derm Condition and Enhance Systems, and for new products in our CLENZIderm M.D.™ and ELASTIderm™ product lines scheduled for launch in October 2006 and February 2007 (our inventory turn ratio decreased from 3.4 to 2.0); and (v) a net increase in accounts payable and current liabilities through increased costs associated with our initial public offering and timing of payment for operational and inventory purchases.

Net cash used in investing activities was $2.2 million for the year ended December 31, 2006. This was primarily through capital invested in a marketing and training center located within a building owned by Dr. Obagi, capital invested in our new manufacturing facility, and the cost of general leasehold improvements, information technology equipment and software upgrades. We anticipate spending approximately $1.2 million for total capital expenditures in 2007.

Net cash used in financing activities was $2.8 million for the year ended December 31, 2006. This was primarily due to scheduled principal payments of $5.8 million and a prepayment of $35.0 million made under the Credit Agreement. The payments were offset by the proceeds received, net of underwriter commissions and offering costs, from our sale of 4,000,000 shares of our common stock in our initial public offering on December 19, 2006, of $38.1 million.

Year ended December 31, 2005.   Net cash provided by operating activities was $5.4 million. The primary source of cash was $9.0 million in net income, including the effect of: (i) adjusting for non-cash items; (ii) an increase of accounts receivable resulting from high sales volumes in December 2005 and an increase in DSO from 50 days to 56 days; (iii) an increase of inventory through added stocking levels of the new Vitamin C product launched in 2005 and an increase in our inventory turn ratio increased from 3.1 to 3.4; (iv) a prepayment of certain 2006 promotional initiatives; and (v) a net increase in accounts payable and current liabilities due to the accrual of 2005 bonus and IPO consulting fees, which was partially offset by the prepayments of certain 2006 promotional incentives and $1.2 million in rent to an affiliate of Dr. Obagi for lessor assets in connection with the lease of our Marketing and Training Center.

Net cash used in investing activities was $2.3 million for the year ended December 31, 2005, primarily due to a $0.9 million capital investment in our Marketing and Training Center leasehold improvements and equipment in our new manufacturing facility, and the cost of general leasehold improvements, information technology equipment and software upgrades.

Net cash used in financing activities was $17.9 million for the year ended December 31, 2005. We received $70.0 million of cash from a term loan under the Credit Agreement, which was offset by following: (i) the payment of $63.1 million in common stock dividends; (ii) the redemption of $11.8 million of Series A preferred stock; (iii) principal payments of $3.5 million under the Credit Agreement; (iv) the payment of $9.3 million in accrued Series A preferred stock dividends; and (v) the payment of $2.9 million in debt issuance costs.

Year ended December 31, 2004.   Net cash provided by operating activities was $15.1 million for the year ended December 31, 2004. The increase in net cash provided by operations during the year was primarily due to net income of $14.1 million, including the effect of: (i) adjusting for non-cash items; (ii) an increase of accounts receivable through high sales volumes in December 2004 resulting in a increase of days sales outstanding of 48 days to 50 days; (iii) an increase in related party receivables through the timing of payment from Cellogique, a distributor majority owned by Dr. Obagi; (iv) an increase in accounts payable through timing of payment; and (v) a decrease in related party payables through the timing of payment to Dr. Obagi and Lighthouse Venture Group, a consulting firm owned by Austin McNamara, the former chairman of our board of directors, president and chief executive officer.

Net cash used in investing activities was $2.7 million for the year ended December 31, 2004, primarily due to a $1.3 million purchase of patent licensing rights in the country of Japan, a $0.3 million capital investment in a leasehold improvements, and general costs of leasehold improvements, and information technology equipment and software upgrades.

Net cash used in financing activities was $2.9 million during the year ended December 31, 2004. Cash used in financing activities included the repayment of $1.9 million in term loans and $1.1 million in debt issuance costs related to the Credit Agreement entered into in January 2005.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Commitments and contractual obligations

Our major outstanding contractual obligations relate to operating leases, long term debt and capital leases. These contractual obligations as of December 31, 2006 are as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations (including interest)	$33,149	$4,993	$7,993	$20,163	$—
Capital Lease Obligations	138	62	57	19	—
Operating Lease Obligations	2,109	1,130	979	—	—
Dr. Obagi Services Agreement Obligation	2,865	770	1,240	855	—
Other Services Agreement Obligation	300	100	200	—	—
Total	$38,561	$7,055	$10,469	$21,037	$—

Long term obligations.   In January 2005, we entered into an $80.0 million Credit Agreement which was structured utilizing two term loans and a revolving line of credit. Initial borrowings under the term loans consisted of $20.0 million (“Term Loan A”) and $50.0 million (“Term Loan B”) with scheduled payments due through January 2011. We made total interest and principal payments of $8.7 million and $11.8 million through December 31, 2005 and 2006, respectively. In December 2006, we prepaid $35.0 million in principal with the net proceeds, net of underwriting commissions and offering costs, from the sale of 4,000,000 shares of our common stock in our initial public offering. All borrowings under this Credit Agreement bear interest at a margin over, at our discretion, the prime rate or LIBOR. The interest portion of our long-term debt obligation is derived based on our interest rates as of December 31, 2005, of 8.12% and 8.37% for Term Loan A and Term Loan B, respectively. At December 31, 2006, Term Loan A was bearing interest at a LIBOR based rate of 9.35% and Term Loan B was bearing interest at a LIBOR based rate of 9.60%. This Credit Agreement is secured by a first priority lien on all of our personal and real property and requires that we maintain compliance with covenants as defined therein.

Capital leases.   We lease certain office equipment for use in our operations which are classified under capital leases. Our payment obligations under capital leases represent both principle and interest at implied fixed rates. The leases expire through July 2010. As of December 31, 2006, we amended one of our leases to expire in December 2010.

Operating leases.   We lease our corporate offices in Long Beach, California and distribution center in Carson, California under separate leases expiring through October 2008. We lease our manufacturing facility in Milford, Connecticut under a lease expiring in November 2008. In addition, we lease automobiles for our sales representatives under 36-month contracts.

Services agreement.   On July 18, 2005, we entered into a consulting agreement with a third party. We agreed to pay this third party a minimum fee of $100,000 per year for five years plus reasonable and customary expenses incurred at our request in connection with the provision of such services, commencing on January 1, 2005, for product formulation, product development and regulatory work. This agreement can be extended for up to two, one-year renewal terms. We agreed to pay a tiered royalty for successful commercialization of products developed or identified by the third party based on annual net sales, with a maximum royalty paid per product, capped at $5.0 million per year. Tiered royalty payable for each new product will be 3% on annual net sales from $0 to $50 million; 4% on annual net sales from $50 million to $75 million; and 5% on annual net sales above $75 million. See “Certain Material Agreements—Jose Ramirez and JR Chem” for additional information.

In June 2006, we leased our Marketing and Training Center in Beverly Hills, California from an affiliate of Dr. Obagi. We prepaid rent due under this five year lease expiring in July 2011. We have one five year extension. Since we have prepaid all amounts owing under this lease, no amounts from this lease were included in the table above.

In June 2006, we entered into a services agreement with Zein E. Obagi, MD Inc. (“Obagi, Inc.”), Dr. Obagi, Samar Obagi, the Zein and Samar Obagi Family Trust and Skin Health Properties, Inc. We have agreed to pay Obagi, Inc. an annual retainer of $570,000 for advising and formulating services and the marketing and support services. In addition, the Company has agreed to pay Obagi, Inc. an annual fee of $200,000 for the first two years of the agreement for the development of Proderm products. At the end of the two years, the Company has an option to continue sell Proderm products, in which case the Company will pay Obagi, Inc. an annual royalty payment of the greater of $200,000, or 5%, of the Company’s net Proderm revenues. The Company will also pay Obagi, Inc. royalty fees for developing other products identified in the agreement equal to 5% of the Company’s net revenues from sales of those products. In addition, the Company has agreed to reimburse up to 50% of all invoiced commercially reasonable marketing design and development expenses associated with the opening of the property in Beverly Hills, not to exceed $100,000. Unless otherwise terminated in accordance with its terms, the agreement’s initial term is five years, and it may be renewed for additional terms upon the mutual consent of the parties upon six months’ written notice prior to the end of the initial term.

Recent accounting pronouncements

New accounting standards

During October 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) with respect to EITF Issue No. 04-10 (“EITF 04-10”), Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds, which clarifies the guidance in paragraph 19 of SFAS No. 131 (“SFAS No. 131”), Disclosures about Segments of an Enterprise and Related Information. According to EITF 04-10, operating segments that do not meet the quantitative thresholds can be aggregated under paragraph 19 only if aggregation is consistent with the objective and basic principle of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items (a)-(e) in paragraph 17 of SFAS No. 131. The effective date of EITF 04-10 is applicable for fiscal years ending after September 15, 2005. The adoption of EITF 04-10 did not have an impact on our segment analysis.

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123 and supersedes Accounting Principals Board, or APB, No. 25 Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. The provisions of SFAS No. 123R, as supplemented by SAB No. 107, are effective no later than the beginning of the next fiscal year that begins after June 15, 2005. We adopted the new requirements using the modified prospective transition method in the first quarter of fiscal 2006, and as a result, did not retroactively adjust results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the full fiscal year of 2006 includes: (i) expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) expense related to all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period. As a result of adopting SFAS No. 123R, the impact to the Consolidated Statement of Income for the year ended December 31, 2006 on income before income taxes is approximately $305 and did not have a material effect on basic and diluted earnings per share.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. SFAS No. 154 is effective for accounting changes and correction of errors made on or after January 1, 2006, with early adoption permitted. We began applying the provisions of this statement during the fourth quarter of 2005.

In February 2006, the EITF issued EITF No. 06-3 (“EITF No. 06-3”), How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). EITF No. 06-3 requires disclosures surrounding a company’s accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF No. 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF No. 06-3 is effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The adoption of  EITF No. 06-3 is not expected to have an impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently unable to finalize an estimate of the impact that adopting FIN 48 will have on our financial statements.

In September 2006, FASB issued SFAS No. 157 (“SFAS No. 157”), Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet determined the impact that the adoption of SFAS No. 157 will have on our consolidated financial position, results of operations or cash flows.

In September 2006, the SEC issued SAB No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006, by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB No. 108 did not have an impact on our results of operations or financial position.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash primarily in U.S. government securities and investment-grade marketable debt securities of financial institutions and corporations. Except for the interest rate cap required by our Credit Agreement, we do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

Although substantially all of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the U.S. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

Interest rate risk

Our interest income and expense is more sensitive to fluctuations in the general level of U.S. prime rate and LIBOR interest rates than to changes in rates in other markets. Changes in U.S. LIBOR interest rates affect the interest earned on our cash and cash equivalents and the interest expense on our debt. At December 31, 2006, we had approximately $25.7 million of variable rate debt. If the interest rates on the variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.3 million.

We purchased a LIBOR interest rate cap agreement as an economic hedge against our Credit Agreement borrowings. The interest rate cap is 6.0% on a decreasing notional amount starting at $35.0 million decreasing to approximately $34.0 million. This agreement expires on January 1, 2008. We reflected the cap on the consolidated balance sheet at its fair market value and any change in fair value is reported in interest expense. As of December 31, 2006, the fair value of the interest rate cap was approximately $3,000.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to the financial statements set forth in Item 15(a) of Part IV of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are not yet subject to Section 404 of the Sarbanes-Oxley Act which, when applicable, will require us to include Management’s Annual Report on Internal Control Over Financial Reporting and an Attestation Report of an Independent Registered Public Accounting Firm in our Annual Report on

Form 10-K. Under the applicable rules of the Securities and Exchange Commission, or SEC, Section 404 will not apply to us until the due date of our annual report for the year ending December 31, 2007.

While our independent registered public accounting firm has not attested to or reported on our internal control over financial reporting as of the end of fiscal 2006, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal year covered by this Form 10-K, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Remediation of Material Weaknesses

As disclosed in our Registration Statement Form S-1/A filed with the Securities and Exchange Commission on December 13, 2006, our management had determined that, as of that date, three material weaknesses existed. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As discussed in more detail below, one material weakness related to controls over the application and implementation of generally accepted accounting principles commensurate with our financial reporting, the second material weakness related to controls over the valuation of intangible assets, and the third material weakness related to controls over the completeness and accuracy of accounts payable and accrued expenses.

As of December 31, 2006, we have remedied all three of the reported material weaknesses in internal controls. The reported material weaknesses and remediation results are as follows:

Material weakness related to the application and implementation of generally accepted accounting principles.   As of December 31, 2005, we did not maintain a sufficient complement of personnel with appropriate skills, training and company-specific experience in the selection, application and implementation of generally accepted accounting principles commensurate with our financial reporting requirements. This control deficiency contributed to the two other noted material weaknesses further discussed below. Additionally, this control deficiency could have resulted in a misstatement of accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.

Remediation.   We have taken the following steps to remediate the material weakness related to the application and implementation of generally accepted accounting principles:

•       We hired a controller in December 2005, an assistant controller in April 2006 and additional accounting support staff during the year ended December 31, 2006.

•       We hired a staff accountant to assist with month end processes.

•       We have adopted and implemented additional policies and procedures to strengthen our financial reporting capability.

•       The Financial Reporting Manager conducts a full review of each item in our SEC disclosure checklist, which is subsequently reviewed by the Chief Financial Officer.

•       We have involved outside subject matter experts. Specifically, we contracted with a consulting firm to perform a thorough review of our white papers to ensure that we are properly applying generally accepted accounting principles.

Management has concluded that the material weakness described above has been remedied as of December 31, 2006 and no longer existed as of that date.

Material weakness related to the valuation of intangible assets.   As of December 31, 2005, we did not maintain effective controls over the valuation of our intangible assets. Specifically, we did not maintain effective controls to ensure that appropriate useful lives were assigned to certain purchased intangible assets and that amortization on these assets was calculated and recorded in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of our 2003 and 2004 consolidated financial statements and audit adjustments to the 2005 consolidated financial statements. Additionally, this control deficiency could have resulted in a misstatement of intangible assets and amortization expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constituted a material weakness.

Remediation.   We have taken the following steps to remediate the material weakness related to the valuation of intangible assets:

•       We have involved outside subject matter experts. Specifically, we contracted with a valuation firm to perform a thorough review of our valuation of intangible assets and their useful lives. We review the useful lives of our intangible assets in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

Management has concluded that the material weakness described above has been remedied as of December 31, 2006, and no longer existed as of that date.

Material weakness related to the completeness and accuracy of accounts payable and accrued expenses.   As of December 31, 2005, we did not maintain effective controls over the completeness and accuracy of accounts payable and accrued expenses. Specifically, we did not maintain effective controls over the completeness and accuracy of accounts payable and accrued expenses to ensure that such expenses were recorded in the proper period in accordance with generally accepted accounting principles. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements. Additionally, this control deficiency could have resulted in a misstatement of accounts payable, accrued expenses, cost of sales, selling and administrative expenses, and research and development expenses that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constituted a material weakness.

Remediation.   We have taken the following steps to remediate the material weakness related to the completeness and accuracy of accounts payable and accrued expenses:

•       We hired additional staff in our accounts payable department in October 2006.

•       We hired a staff accountant to assist with month end processes.

•       We have adopted and implemented additional policies and procedures for proper expense authorization and cut-off.

•       We have restructured our accounting department to increase supervision and timely review of accrued expenses.

Management has concluded that the material weakness described above has been remedied as of December 31, 2006, and no longer existed as of that date.

Changes in Internal Control Over Financial Reporting

Except as discussed above, there were no changes made in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated into this Annual Report on Form 10-K by reference to the definitive proxy statement for our 2007 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.   Consolidated Financial Statements and Supplementary Data:

The following financial statements are included as a separate section of this report commencing on page F-1:

(a) 2.   Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

	Balance at Beginning of Period	Charged to Cost and Expense	Charged to Contra- Revenue	Deductions	Balance at End of Period
	(in thousands)
Year ended December 31, 2004
Allowance for doubtful accounts and sales return reserve	$469	$(36)	$100	$(141)	$392
Reserve for inventories	502	69	—	(255)	316
Year ended December 31, 2005
Allowance for doubtful accounts and
sales return reserve	$392	$344	$(18)	$(217)	$501
Reserve for inventories	316	339	—	(218)	437
Year ended December 31, 2006
Allowance for doubtful accounts and sales return reserve	$501	$180	$142	$(172)	$651
Reserve for inventories	437	81	—	(242)	276

(a) 3.   Exhibits:

Exhibit	Exhibit title
3.1	Amended and Restated Certificate of Incorporation of the Company.	(1)
3.2	Amended and Restated Bylaws of the Company.	(1)
4.1	Specimen Stock Certificate.	(1)
4.2	Investor’s Rights Agreement, by and between the Company and Austin T. McNamara, dated April 1, 2002.	(1)
4.3	Investor’s Rights Agreement, by and among the Company, Mandarin Partners LLC and the Zein & Samar Obagi Family Trust dated December 2, 1997, as amended and assigned.	(1)
10.1	OMP, Inc. 2000 Stock Option/Stock Issuance Plan and forms of award agreements.**	(1)
10.2	Amended and Restated Obagi Medical Products, Inc. 2005 Stock Incentive Plan and forms of award agreements.**	(1)
10.3	Catalina Landing Amended and Restated Office Lease, by and between the Company and AC-Catalina Landing, LLC, dated May 9, 2003, as amended.	(1)
10.4	Standard Sublease, by and between the Company and Marlog Cargo USA, Inc., dated July 26, 2004.	(1)
10.5	Lease Agreement between the Company and D’Amato Investments, LLC, dated December 1, 2005.	(1)
10.6	Distribution Agreement, by and between the Company and Cellogique Corporation, dated November 10, 2005, as amended.	(1)
10.7	Know-How and Trademark License Agreement, by and between the Company and Rohto Pharmaceutical Co, Ltd., dated September 13, 2002, as amended.+	(1)
10.8	Agreement by and between the Company and Dr. Zein E. Obagi, Inc, dated as of June 29, 2006.	(1)
10.9	Separation and Release Agreement between the Company and Zein Obagi, M.D., dated June 29, 2006.	(1)
10.10	Retail Lease Agreement by and between Skin Health Properties, Inc. as Landlord and OMP, Inc. as Tenant, dated as of June 29, 2006.	(1)
10.11	Letter Agreement between the Company and Skin Health Properties, Inc., dated June 29, 2006.	(1)
10.12	Employment Agreement, by and between the Company and Austin T. McNamara, dated September 1, 2001.**	(1)
10.13	Employment Agreement, by and between the Company and Steven R. Carlson, dated March 1, 2005.**	(1)
10.14	Form of Severance Agreement.**	(1)
10.15	Distributorship Agreement between the Company and CNO Chinese Obagi Corporation, dated September 23, 1997.	(1)
10.16	Distributorship Agreement the Company and between VNO Vietnamese Obagi Corporation, dated September 23, 1997.	(1)
10.17	Management Services Agreement, by and between the Company and Mandarin Management Partners, Inc, dated December 2, 1997, assigned to Lighthouse Venture Group, as amended.	(1)
10.18	Credit Agreement, by and between the Company and Merrill Lynch Capital, dated January 28, 2005, as amended.	(1)
10.19	Product Supply Agreement, by and between the Company and Triax Pharmaceuticals, LLC, dated December 8, 2005.+	(1)
10.20	Consultant Services and Confidentiality Agreement, dated July 18, 2005, by and among the Company, Jose Ramirez, and JR Chem LLC.+	(1)

10.21	Form of indemnification agreement.	(1)
10.22	Management Services Agreement, dated December 18, 2002, between Stonington Partners, Inc. and the Company.	(1)
10.23	Patent License Agreement by and between the Company and Avon Products, Inc., dated June 26, 2003.+	(1)
10.24	Letter Agreement re Repurchase of Series A Preferred Stock among the Company, Stonington Capital Appreciation 1994 Fund LP and the Zein and Samar Obagi Family Trust, dated January 25, 2005.	(1)
10.25	Financial Advisory Services Agreement, by and between the Company and Stonington Partners, Inc., dated November 19, 2004.	(1)
10.26	Non-Employee Director Compensation Policy, adopted November 14, 2006.**	(1)
10.27	Form of Subordinated Promissory Note tendered to McNamara Family Trust, dated November 17, 2006.	(1)
10.28	Form of Subordinated Promissory Note tendered to McNamara Family Irrevocable Trust, dated November 17, 2006.	(1)
10.29	Subordination Agreement, by and between Merrill Lynch Capital, McNamara Family Irrevocable Trust Under Agreement Dated December 17, 2004, McNamara Family Trust, OMP, Inc. and the Company, dated June 2, 2005.	(1)
10.30	Employment Agreement by and between the Company and Curtis Cluff, dated November 30, 2001.**	*
10.31	Employment Agreement by and between the Company and David Goldstein, dated August 10, 1999.**	*
10.32	Employment Agreement by and between the Company and Stephen Garcia, dated June 13, 2003.**	*
10.33	Employment Agreement by and between the Company and Judith Hattendorf, dated August 23, 2000.**	*
21.1	Subsidiaries of the Company.	(1)
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*                    Filed herewith

+                Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.

**             Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.

(1)          Incorporated herein by reference to the Company’s Registration of Form S-1/A (Registration No. 333-137272, previously filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBAGI MEDICAL PRODUCTS, INC.

Date: March 15, 2007	By:	/s/ STEVEN R. CARLSON
Steven R. Carlson
Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2007	By:	/s/ STEPHEN A. GARCIA
Stephen A. Garcia
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEVEN R. CARLSON	Chief Executive Officer, President and Director	March 15, 2007
Steven R. Carlson	(Principal Executive Officer)
/s/ STEPHEN A. GARCIA	Chief Financial Officer	March 15, 2007
Stephen A. Garcia	(Principal Financial and Accounting Officer)
/s/ ALBERT J. FITZGIBBONS III	Chairman of the Board of Directors	March 15, 2007
Albert J. Fitzgibbons III
/s/ JOHN A. BARTHOLDSON	Director	March 15, 2007
John A. Bartholdson
/s/ BRADLEY J. HOECKER	Director	March 15, 2007
Bradley J. Hoecker
/s/ EDWARD A. GRANT	Director	March 15, 2007
Edward A. Grant
/s/ ALBERT F. HUMMEL	Director	March 15, 2007
Albert F. Hummel
/s/ RONALD P. BADIE	Director	March 15, 2007
Ronald P. Badie

Report of independent registered public accounting firm

To the Board of Directors and Stockholders of
Obagi Medical Products, Inc.

In our opinion, the consolidated financial statements listed in the  index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Obagi Medical Products, Inc. and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
February 26, 2007

Obagi Medical Products, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$11,298	$3,367
Accounts receivable, net of allowance for doubtful accounts and sales returns of $651 and $501 as of December 31, 2006 and 2005, respectively	10,049	11,104
Accounts receivable from related parties	1,501	1,145
Inventories, net	6,266	3,108
Deferred income taxes	1,000	917
Prepaid expenses and other current assets	2,895	2,019
Income taxes receivable	905	2,850
Total current assets	33,914	24,510
Property and equipment, net	3,749	2,925
Goodwill	4,629	4,629
Intangible assets, net	6,308	6,884
Deferred income taxes	1,971	1,603
Other assets	2,390	5,396
Total assets	$52,961	$45,947
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$5,512	$2,325
Current portion of long-term debt	2,729	3,423
Accrued liabilities	3,598	3,160
Amounts due to related parties	152	205
Total current liabilities	11,991	9,113
Long-term debt	23,052	63,195
Total liabilities	35,043	72,308
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit)
Common stock, $.001 par value; 100,000,000 shares authorized, 21,804,689 and 17,792,583 shares issued and 21,801,961 and 17,792,583 shares outstanding at December 31, 2006 and 2005, respectively	22	18
Additional paid-in capital	39,109	900
Accumulated deficit	(21,144)	(27,260)
Stockholder receivable	(23)	—
Accumulated other comprehensive loss	(46)	(19)
Total stockholders’ equity (deficit)	17,918	(26,361)
Total liabilities and stockholders’ equity (deficit)	$52,961	$45,947

The accompanying notes are an integral part of these consolidated financial statements.

Obagi Medical Products, Inc.
Consolidated Statements of Income
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2006	2005	2004
Net sales	$77,996	$64,941	$56,256
Cost of sales	13,467	11,572	9,484
Gross profit	64,529	53,369	46,772
Selling, general and administrative expenses	40,863	29,023	23,808
Research and development expenses	5,919	3,262	1,569
Income from operations	17,747	21,084	21,395
Interest income	13	61	161
Interest expense	(8,186)	(6,146)	(20)
Gain on legal settlements	—	—	230
Income before provision for income taxes	9,574	14,999	21,766
Provision for income taxes	3,458	6,043	7,685
Net income	6,116	8,956	14,081
Dividends on mandatorily redeemable preferred stock	—	(140)	(1,363)
Net income attributable to common stockholders	$6,116	$8,816	$12,718
Net income attributable to common shares
Basic	$0.34	$0.50	$0.79
Diluted	$0.34	$0.50	$0.74
Weighted average common shares outstanding
Basic	17,996,158	17,522,611	16,021,149
Diluted	18,071,048	17,765,716	17,321,128

The accompanying notes are an integral part of these consolidated financial statements.

Obagi Medical Products, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income
(Dollars in thousands, except share and per share amounts)

								Accumulated
								Other
			Additional	Accumulated				Comprehensive
	Common Stock		Paid-In	Earnings	Treasury Stock		Stockholder	Income
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Receivable	(Loss)	Total
Balances, as of December 31, 2003	17,731,346	$ 18	$ 5,089	$ 7,850	(1,826,649)	$ (6,576)	$ —	$ 9	$ 6,390
Comprehensive income:
Translation adjustment, net of tax effect ($38)	—	—	—	—	—	—	—	69	69
Net income for the year ended December 31, 2004	—	—	—	14,081	—	—	—	—	14,081
Total comprehensive income									14,150
Cancellation of common stock	(30,000)	—	(180)	—	—	—	—	—	(180)
Issuance of common stock upon exercise of incentive stock options	—	—	—	(123)	50,500	182	—	—	59
Conversion of redeemable preferred stock into common stock	—	—	80	—	263,125	947	—	—	1,027
Preferred stock dividends accrued ($11 and $5 per share for Series A and Series B, respectively)	—	—	—	(1,363)	—	—	—	—	(1,363)
Balances, as of December 31, 2004	17,701,346	18	4,989	20,445	(1,513,024)	(5,447)	—	78	20,083
Comprehensive income:
Translation adjustment, net of tax effect ($3)	—	—	—	—	—	—	—	(97)	(97)
Net income for the year ended December 31, 2005	—	—	—	8,956	—	—	—	—	8,956
Total comprehensive income									8,859
Issuance of common stock upon exercise of stock options	—	—	(80)	(1,994)	1,336,136	4,810	—	—	2,736
Tax benefit from exercise of stock options	—	—	3,652	—	—	—	—	—	3,652
Preferred stock dividends accrued ($11 and $5 per share for Series A and Series B, respectively)	—	—	—	(140)	—	—	—	—	(140)
Common stock dividends paid ($3.60 per share)	—	—	(8,561)	(54,527)	—	—	—	—	(63,088)
Conversion of redeemable preferred stock into common stock	86,237	—	863	—	176,888	637	—	—	1,500
Issuance of common stock for services received	5,000	—	37	—	—	—	—	—	37
Balances, as of December 31, 2005	17,792,583	18	$ 900	(27,260)	—	—	—	(19)	(26,361)
Comprehensive income:
Translation adjustment, net of tax effect ($17 benefit)	—	—	—	—	—	—	—	(27)	(27)
Net income for the year ended December 31, 2006	—	—	—	6,116	—	—	—	—	6,116
Total comprehensive income									6,089
Issuance of common stock upon exercise of incentive stock options	6,600	—	9	—	—	—	—	—	9
From exercise of stock options	—	—	(222)	—	—	—	—	—	(222)
Stock compensation expense	—	—	305	—	—	—	—	—	305
Issuance of common stock in initial public offering, net of offering costs	4,000,000	4	38,094	—	—	—	—	—	38,098
Issuance of common stock in exchange for stockholder receivable	2,778	—	23	—	—	—	(23)	—	—
Balances, as of December 31, 2006	21,801,961	$ 22	$ 39,109	$ (21,144)	—	$ —	$ (23)	$ (46)	$ 17,918

The accompanying notes are an integral part of these consolidated financial statements.

Obagi Medical Products, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$6,116	$8,956	$14,081
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,758	2,090	1,339
Gain on legal settlements	—	—	(180)
Write down of debt issuance costs	1,282	—	—
Loss on disposal of property and equipment	72	—	—
Provision for doubtful accounts	8	128	36
Deferred income taxes	(450)	487	440
Issuance of common shares to outside directors	—	37	—
Stock compensation expense	305	—	—
Tax benefit (expense) from exercise of stock options	(222)	3,652	—
Changes in operating assets and liabilities
Accounts receivable	1,047	(3,411)	(1,679)
Accounts receivable from related parties	(356)	(264)	109
Income taxes receivable	1,945	(2,850)	215
Inventories	(3,158)	(296)	(247)
Prepaid expenses and other current assets	(876)	(807)	(245)
Other assets	875	(1,929)	(41)
Accounts payable	3,187	(949)	1,183
Accrued liabilities	438	655	192
Amounts due to related parties	(53)	(63)	(145)
Net cash provided by operating activities	12,918	5,436	15,058
Cash flows from investing activities
Purchases of property and equipment	(1,818)	(2,040)	(930)
Purchase of licenses	—	—	(1,275)
Purchase of other intangible assets	(366)	(264)	(493)
Net cash used in investing activities	(2,184)	(2,304)	(2,698)
Cash flows from financing activities
Principal payments on term loans	(40,849)	(3,500)	(1,875)
Principal payments on capital lease obligations	(35)	(13)	(9)
Proceeds from the issuance of common stock, net of offering costs	38,098	—	—
Proceeds from issuance of debt	—	70,000	—
Proceeds from exercise of stock options	9	2,736	59
Dividends to common stockholders	—	(63,088)	—
Dividends to preferred stockholders	—	(9,329)	—
Redemption of redeemable preferred stock	—	(11,822)	—
Debt issuance costs	—	(2,886)	(1,109)
Net cash used in financing activities	(2,777)	(17,902)	(2,934)
Effect of exchange rate changes on cash and cash equivalents	(26)	(97)	69
Net increase (decrease) in cash and cash equivalents	7,931	(14,867)	9,495
Cash and cash equivalents at beginning of year	3,367	18,234	8,739
Cash and cash equivalents at end of year	$11,298	$3,367	$18,234
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amount capitalized	$5,822	$5,146	$8
Income taxes, net of refunds	$2,135	$4,858	$7,034
Non cash investing and financing activities
Capital lease obligations incurred	$47	$68	$—
Accrual of dividends on preferred stock	$—	$26	$1,363
Interest rate cap fair value adjustment	$(16)	$—	$—

During the years ended December 31, 2005 and 2004, the holder of the Series B preferred stock converted 9,065 and 6,400 shares of Series B preferred stock, respectively, plus related cumulative and unpaid dividends, into 315,750 shares of common stock in each period.

The accompanying notes are an integral part of these consolidated financial statements.

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

Note 1:    The Company

Obagi Medical Products, Inc. (“the Company”) is a specialty pharmaceutical company focused on the aesthetic and skin health markets. The Company develops and commercializes prescription-based, topical skin health systems. The Company is incorporated under the laws of the state of Delaware. The Company has developed prescription-based skin health systems that improve the underlying health of patients’ skin and enable physicians to treat a range of skin conditions, including premature aging, photo-damage, hyperpigmentation, acne and soft tissue deficits, such as fine lines and wrinkles. The Company’s main product lines are prescription-based skin health systems that improve the efficacy of established prescription and over-the-counter, or OTC, therapeutic agents by enhancing the penetration of these agents across the skin barrier using proprietary technologies. In 2005, the Company launched a series of high potency Vitamin C serums under the Obagi Professional-C brand, which represent an improved product line with more effective skin barrier penetration. This new product line replaces the Company’s Vitamin C serum offerings under the Cffectives and Obagi-C brands that the Company introduced in 2000. In 2006, the Company launched its first product under the ELASTIderm™ product line, a bi-mineral complex which increases the functional elasticity of the skin. In addition, the Company conducted controlled experience trials with its first product offering under the CLENZIderm M.D.™ product line, which is a prescription strength gel form of solubilized Benzoyl Peroxide that allows for more rapid and deeper penetration into the follicle to control acne.

The Company markets its products through its own sales force throughout the United States, and through twelve distribution partners in 35 countries around the world including Canada, Europe, the Far East, the Middle East, Mexico, and South America. The Company also licenses certain non-prescription product concepts under the Obagi trademark to a large Japanese based pharmaceutical company for sale through consumer distribution channels in Japan.

Reverse Stock Split

On November 27, 2006, the Board of Directors approved, and on November 28, 2006, the stockholders approved, a 1-for-1.2 reverse stock split of the Company’s common stock to become effective upon the filing of a Certificate of Amendment with the Secretary of State of the state of Delaware. The filing of the Certificate of Amendment was a condition precedent to the Company’s request that its Registration Statement on Form S-1 be declared effective. The Company’s Registration Statement on Form S-1 was declared effective on December 13, 2006. All share and per share amounts included in the Company’s financial statements have been adjusted to reflect this reverse stock split for all periods presented.

Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws

On November 27, 2006, the Board of Directors of the Company approved an amended and restated Certificate of Incorporation and an amended and restated Bylaws in preparation for a contemplated initial public offering. This amended and restated Certificate of Incorporation was approved by the stockholders on November 28, 2006 and was filed by the Secretary of State of the State of Delaware prior to the effectiveness of the Company’s Registration Statement on Form S-1. The changes included: (i) total authorized shares increased to 110,000,000 (100,000,000 common and 10,000,000 preferred); (ii) the

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

classes, term and number of the members of the board of directors were modified; and (iii) other changes deemed necessary as for a public reporting company.

Initial Public Offering

On December 13, 2006, the Company completed its initial public offering of 5,350,000 shares of common stock at a price of $11.00 per share. The offering consisted of 4,000,000 newly issued shares sold by the Company and 1,350,000 shares sold by selling stockholders. The offering generated gross proceeds of approximately $44,000 and net proceeds of $38,098.

Note 2:    Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of Obagi Medical Products, Inc. and its wholly owned subsidiary, OMP, Inc. The consolidated financial statements of OMP, Inc. include the accounts of its wholly owned subsidiaries and its majority owned subsidiary, Obagi Singapore. All intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Cash and cash equivalents

Cash equivalents include demand deposits and short-term investments with a maturity of three months or less when purchased.

The Company maintains its cash deposits at numerous banks located throughout the United States, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk. At December 31, 2006 and 2005, cash on deposit was in excess of the federally insured limit of $100.

Accounts receivable

The Company performs periodic credit evaluations of the financial condition of its customers, monitors collections and payments from customers, and generally does not require collateral. Receivables are generally due within 30 days. The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The Company estimates its allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the creditworthiness of its customers. The Company estimates its allowance for doubtful accounts pursuant to sales returns based on

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

the Company’s historical rate of returns and current market conditions. To date, losses have been within the range of management’s expectations.

Concentrations of credit risk, with respect to trade receivables, are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different geographic regions. As of December 31, 2006 and 2005, no single customer represented more than 10% of the net accounts receivable balance.

Inventories

Inventories consist of raw materials and finished goods purchased from third parties and are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory reserves are measured as the difference between cost of inventory and the estimated net realizable value. Inventory reserves are charged to cost of sales. The Company’s estimated inventory reserve is provided for in the consolidated financial statements and actual reserve requirements approximated management’s estimates.

Impairment of long-lived assets

The Company periodically assesses potential impairments of its long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors considered by the Company include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will assess the recoverability of the assets by estimating the future undiscounted operating cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows, if not. To date, the Company has not recognized an impairment charge related to the write-down of long-lived assets.

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, as follows:

Furniture and fixtures	3-5 years
Computer software and equipment	3 years
Lab and office equipment	3 years
Leasehold improvements	Lesser of useful life or term of lease
Capital lease (office equipment)	Lesser of useful life or term of lease

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance and repairs, which do not extend the assets useful lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation is removed from the accounts and any gain or loss is included in operations.

Goodwill and other intangibles

SFAS No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, requires the Company to test goodwill for impairment on an annual basis and more frequently if there is reason to suspect that the value has been diminished or impaired, with any corresponding write-downs recognized as necessary.

SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth of the Company’s business, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

The Company has selected September 30 as the date on which it will perform its annual goodwill impairment test. Based on the Company’s analysis, no impairment charges were recognized for the years ended December 31, 2006, 2005, and 2004.

Other intangible assets consist of trademarks, distribution rights, covenants not-to-compete, patents, customer lists, and proprietary formulations. Other intangible assets are amortized over the expected period of benefit using the straight-line method over the following lives: trademarks (twenty years); distribution rights (ten years); covenants not-to-compete (seven years); other intangible assets (three to seventeen years).

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Intangible assets

At December 31, 2006 and 2005, the carrying amounts and accumulated amortization of intangible assets is as follows:

	December 31, 2006			December 31, 2005
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Trademarks	$7,308	$(3,305)	$4,003	$7,265	$(2,944)	$4,321
Distribution rights	1,082	(768)	314	1,082	(660)	422
Covenant not-to-compete	931	(798)	133	931	(665)	266
Licenses	1,775	(901)	874	1,675	(698)	977
Other intangible assets	3,071	(2,087)	984	2,849	(1,951)	898
	$14,167	$(7,859)	$6,308	$13,802	$(6,918)	$6,884

Amortization expense related to all intangible assets, including certain amounts reflected in cost of sales, for the years ended December 31, 2006, 2005, and 2004 was $941, $1,078, and $1,085, respectively.

Future estimated aggregate amortization expense for the next five years and thereafter is as follows:

Years ending December 31,
2007	$941
2008	807
2009	764
2010	732
2011	657
Thereafter	2,407
$6,308

Debt issuance costs

Direct costs incurred in connection with indebtedness agreements are capitalized as incurred and amortized on the effective interest method over the term of the related indebtedness. Debt issuance costs are included in other assets and represent fees and other costs incurred in connection with the Senior Secured Credit Facility entered into on January 28, 2005. In connection with this transaction, the Company incurred $2,886 in costs during fiscal year 2005.

Pursuant to the Third Amendment of the Senior Secured Credit Facility, the Company made a repayment of $35,000 in debt with the net cash proceeds received in the initial public offering consummated on December 13, 2006. As a result, the Company recorded a write down of debt issuance costs of $1,282 during the year ended December 31, 2006. The write down is included as a component of interest expense. At December 31, 2006 and 2005, the Company has debt issuance costs of $1,254, and $3,385, respectively, net of accumulated amortization of $1,459, and $610, respectively.

Derivative financial instruments

In 2001, the Company adopted SFAS No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities and its related amendments. As a result of the adoption of SFAS No. 133, the

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Company recognizes derivative financial instruments, such as its interest rate cap contract, as either assets or liabilities in the consolidated financial statements at fair value.

The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Derivatives that are not hedges must be adjusted to fair value through current earnings.

The Company enters into interest rate caps to manage its exposure to changes in interest rates. Interest rate caps also allow the Company to raise funds at floating rates and effectively cap the interest rate.

Income taxes

Income taxes are determined using an annual effective tax rate, which generally differs from the United States federal statutory rate, primarily because of state taxes and research and development tax credits. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, along with net operating loss and credit carryforwards.

The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Income tax benefits credited to stockholders’ equity (deficit) relate to tax benefits associated with amounts that are deductible for income purposes but do not impact net income. These benefits are principally generated from employee exercises of non-qualified stock options.

Fair values of financial instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:

Long-term debt:   The carrying value of the Company’s debt approximates fair value. The carrying value of the Company’s long-term debt approximates fair value because the interest rate adjusts to market interest rates.

Interest rate cap agreement:   The fair value of the interest rate cap agreement, as previously disclosed, is the amount at which it could be settled.

Leases

The Company accounts for leases under the provisions of SFAS No. 13, Accounting for Leases , and subsequent amendments, which require that the Company’s leases be evaluated and classified as either operating leases or capital leases for financial reporting purposes. Minimum base rents for the Company’s operating leases, which generally have scheduled rent increases over the term of the lease, are recorded on a straight-line basis over the lease term. The initial lease term includes the period from when the Company is given access and control over the leased property, whether or not rent payments are due under the terms of the lease.

For leases with renewal periods at the Company’s option, the Company generally considers the lease term to comprise only of the initial lease term as exercise of the renewal options are not considered to be reasonably assured of exercise as determined at lease inception. However, if failure to exercise a renewal

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

option imposes an economic penalty of sufficient magnitude to the Company, then the renewal, at inception, is reasonably assured and will be included in the determination of the appropriate lease term.

In certain instances, the Company disburses cash for leasehold improvements, furnishings, fixtures and equipment to renovate leased premises. If costs are paid directly by the landlord or reimbursed to the Company by the landlord, the Company records a deferred rent liability and amortizes the deferred rent liability over the lease term as a reduction to rent expense. In other instances, the Company may expend cash for landlord additions that the Company makes to lease premises that are reimbursed to the Company by the landlord. Based on the specifics of the leased space and the lease agreement, during the renovation period, amounts paid will be recorded as prepaid rent and any landlord reimbursement will be recorded as an offset to prepaid rent.

Treasury stock

The Company records treasury stock under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company records reissuances of treasury stock at the fair value of the underlying transactions. Differences between the fair value of the issuance and the cost basis of the treasury stock is recorded as either an adjustment to additional paid-in capital if the transaction results in a gain or accumulated earnings (deficit) if the transaction results in a loss.

Revenue recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 (“SAB No. 104”), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred, (iii) the sales price charged is fixed or determinable, and (iv) collection is reasonably assured. The Company’s shipment terms are FOB shipping point as outlined in its sales agreements.

The Company’s domestic sales agreements do not provide for rights of return or price protection. However, the Company may approve returns on a case-by-case basis at its discretion. Based on the Company’s historical experience, such returns generally approximate 2.1% of the Company’s total gross sales. Certain international distribution agreements do provide for rights of return and price protection. Generally, such return rights are for a period of not more than 90 days after shipment. In accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, the Company continuously monitors and tracks product returns and records a provision for the estimated future amount of such future returns, based on historical experience and any notification received of pending returns. The allowance for future sales returns as of December 31, 2006 and 2005 was $324, and $182, respectively, and is recorded as a reduction to revenue. The Company does not grant any warranty provisions on its products. The Company provides for discounts and allowances based on historical experience at the time revenue is recognized as a reduction to revenue. To date, actual provisions have approximated management’s estimates.

The Company grants price protection rights to certain international distributors. Such price protection rights require the Company to pay the distributor if there is a reduction in the list price of the Company’s products. Price protection payments would be required for the distributor’s inventory on-hand or in-transit on the date of the price reduction, for a period not to exceed 90 days prior to the date of the price

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

reduction. The Company has not recorded a liability in connection with such price protection rights as the Company has never reduced the list prices of its products.

In September 2002, the Company entered into a licensing agreement (as discussed in the royalty licensee agreements footnote, Note 8) with an international distributor that specializes in the distribution and marketing of over-the-counter medical oriented products in the drug store and retail channels. In January 2006, the Company entered into a licensing agreement with a diversified Japanese consumer products and services company, which also owns and operates a large chain of aesthetic spas in Japan. The Company recognizes royalty revenues related to the licensing agreements based on the respective distributor’s sale of related products. These royalty revenues are recognized as earned and are based upon a predetermined rate within the respective licensing agreement.

Included in revenues are fees charged to customers for shipping and handling. Such revenues amounted to $1,831, $1,220, and $943 for the years ended December 31, 2006, 2005, and 2004, respectively. Shipping and handling costs incurred in a sales transaction to ship products to customers are included as a component of cost of sales.

Advertising costs

Advertising costs are expensed the first time the advertising takes place. Advertising and promotion costs incurred for the years ended December 31, 2006, 2005 and 2004 were approximately, $251, $1,143, and $1,151, respectively. Advertising costs are recorded as a component of selling, general and administrative expenses.

Foreign currency translation

The financial statements of subsidiaries outside the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Revenue and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are recorded in comprehensive income (loss), a separate component of stockholders’ equity (deficit). Such adjustments amounted to an unrealized loss of $27 for the year ended December 31, 2006 and an unrealized gain of $5, and $69 for the years ended December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, the Company disposed of certain of its wholly owned, non-operating, subsidiaries outside of the United States. As a result, the comprehensive income related to foreign currency translation was recognized as a gain in the accompanying consolidated financial statements. The total gain recognized was $111, $102 of which related to foreign currency translation during the year ended December 31, 2005.

Research and development

Research and development activities have historically focused on improving the efficacy of existing pharmaceutical ingredients by enhancing penetration. These activities primarily consist of formulation, chemistry and analytical manufacturing controls and stability work. Research and development expenses include, among other things, wages and benefits, raw materials and supplies, facilities, outside professionals and professional service provider fees. Clinical trials and certain support functions in preparing protocols, reports and other regulatory documents are performed by scientific consultants and third-party contract research organizations. Research and development costs are expensed as incurred.

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Stock-based compensation

Prior to the January 1, 2006 adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, the Company accounted for grants of options to employees to purchase its common stock using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. As permitted by SFAS No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, and as amended by SFAS No. 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation-Transition and Disclosure, the Company had chosen to continue to account for such option grants under APB No. 25 and provide the expanded disclosures specified in SFAS No. 123, as amended by SFAS No. 148.

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for: (i) expense related to the remaining unvested portion of all stock option awards granted during the one year period preceding the Company’s initial public offering, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with Staff Accounting Bulletin No. 107 (“SAB No. 107”), Share-Based Payment, the remaining unvested options issued by the Company prior to the one year period preceding the initial public offering, with the exception of the October 2005 grants, are not included in the SFAS No. 123R option pool as such options were valued using the minimum value method. As a result, unless subsequently modified, repurchased or cancelled, such unvested options will not be included in stock-based compensation. The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized on a straight-line basis over the requisite service period, which equals the option vesting term of three years.

Upon adoption of SFAS No. 123R, the Company utilized the “long form” method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R, paragraph 81. Under the “long form” method, the Company determined the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of the employee stock-based compensation “as if” the Company had adopted the recognition provisions of SFAS No. 123 since its effective date of January 1, 1995.

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS No. 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

As a result of adopting SFAS No. 123R, the impact to the Consolidated Statement of Income for the year ended December 31, 2006 on income before income taxes and net income was $305 and $195, respectively, and does not have a material effect on basic and diluted earnings per share, respectively. In addition, prior to the adoption of SFAS No. 123R, the Company presented the tax benefit resulting from the exercise of stock options as operating cash inflows in the Consolidated Statements of Cash Flows. Upon the adoption of SFAS No. 123R, the excess tax benefits for those options are classified as financing cash inflows.

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Had compensation expense for the Company’s option grants been determined based on their fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income per common share for the years ended December 31, 2005 and 2004 would have been decreased to the adjusted pro forma amounts indicated below:

	Year Ended December 31,
	2005	2004
Net income attributed to common shares
As reported	$8,816	$12,718
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income attributed to common shares if the fair value method had been applied	(166)	(114)
Adjusted	$8,650	$12,604
Basic earnings per common share:
As reported	$0.50	$0.79
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income attributed to common shares if the fair value method had been applied	(0.01)	-
Adjusted	$0.49	$0.79
Diluted earnings per share:
As reported	$0.50	$0.74
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income attributed to common shares if the fair value method had been applied	(0.01)	(0.01)
Adjusted	$0.49	$0.73

The fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2006 and 2005 (no options were granted during the year ended December 31, 2004):

	Year Ended December 31,
	2006	2005
Expected stock price volatility	33.5%	16.9%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.6%	4.3%
Expected life of options	6.0 years	6.0 years

Expected stock price volatility is based on a combined average expected stock price volatility of publicly traded peer companies deemed to be similar entities whose share or option prices are publicly available. For fiscal years 2006 and 2005, the Company based its expected stock price volatility on the combined average stock price volatility of five and three publicly traded peer companies, respectively. Until such time that the Company has enough historical data, it will continue to rely on peer companies’ volatility and will ensure that the selected peer companies are still appropriate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has paid dividends only once in the past and does not currently plan to pay

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

dividends in the near future. The expected term was derived under the “simplified” method provided in SAB No. 107.

Prior to the one-year period preceding the anticipated initial public offering, with the exception of the October 2005 grants, the Company used the minimum value method to determine fair value of option grants.

The aggregate intrinsic value for options outstanding at December 31, 2006 was $779. This amount changes based on the estimated fair market value of the Company’s stock. Total intrinsic value of options exercised for the years ended December 31, 2006 was $45. As of December 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $3,772, which is expected to be recognized over a weighted average period of approximately 2.81 years. Aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s estimated stock price on December 31, 2006 and the exercise price, multiplied by the number of the in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2006.

During the year ended December 31, 2005, the Company issued stock options to certain employees. Given the absence of an active market for the Company’s common stock, the board of directors were required to estimate the fair value of its common stock at the time of each option grant for purposes of determining stock-based compensation expense. The board of directors granted employees stock options during 2005 at exercise prices ranging from $8.40 per share in March 2005 to $14.40 per share in October 2005. As the exercise price was determined to be equal to or greater than the fair value of the underlying common stock on the date of each grant, the Company did not recognize stock-based compensation expense for the options granted in 2005.

In connection with the preparation of the consolidated financial statements, the Company reassessed the fair value of its employee stock options granted during 2005. In making this reassessment, the Company considered the guidance provided in American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Based on this reassessment, the Company concluded that the fair value of the Company’s stock at March 2005 and October 2005 was equal to or greater than the fair value of the underlying common stock on the date of each grant. The Company did not recognize any additional compensation expense as the exercise prices of the stock options were at or above the fair value of the common stock on the date of grant based on the Company’s reassessed fair value.

Earnings per common share (“EPS”)

The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. The Company’s common share equivalents consist of stock options issued under the Company’s Stock Option Plan as well as mandatory redeemable convertible preferred stock.

Under the treasury stock method, the assumed proceeds calculation includes: (a) the actual proceeds to-be-received from the employee upon exercise, (b) the average unrecognized compensation cost during

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

the period and (c) any tax benefits that will be credited upon exercise to additional paid-in capital. The Company determines whether our windfall pool of available excess tax benefits is sufficient to absorb the shortfall. If so, the effect of the hypothetical deferred tax asset write-off reduces the assumed proceeds in the treasury stock calculation. If there is no pool of available excess tax benefits, or if the amount of the pool is insufficient to absorb the entire hypothetical deficient tax deduction, the amount of the deficiency that is charged to income tax expense is not considered to be a reduction of the assumed proceeds. Currently, the Company has determined that we have sufficient windfall pool available.

Basic and diluted earnings per common share were calculated using the following units for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
Weighted average shares outstanding—basic	17,996,158	17,522,611	16,021,149
Effect of dilutive stock options	74,890	90,275	883,711
Effect of dilutive mandatorily redeemable convertible preferred stock	—	152,830	416,268
Weighted average shares outstanding—diluted	18,071,048	17,765,716	17,321,128

For the years ended December 31, 2006 and 2005, diluted earnings per share does not include the impact of common stock options then outstanding of 970,823 and 807,991, respectively, as the effect of their inclusion would be anti-dilutive.

New accounting pronouncements

During October 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) with respect to EITF Issue No. 04-10 (“EITF 04-10”), Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds, which clarifies the guidance in paragraph 19 of SFAS No. 131 (“SFAS No. 131”), Disclosures about Segments of an Enterprise and Related Information. According to EITF 04-10, operating segments that do not meet the quantitative thresholds can be aggregated under paragraph 19 only if aggregation is consistent with the objective and basic principle of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items (a)-(e) in paragraph 17 of SFAS No. 131. The effective date of EITF 04-10 is applicable for fiscal years ending after September 15, 2005. The adoption of EITF 04-10 did not have an impact on the Company’s segment analysis.

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. The provisions of SFAS No. 123R, as supplemented by SAB No. 107, are effective no later than the beginning of the next fiscal year that begins after June 15, 2005. The Company adopted the new requirements using the modified prospective transition method in the first quarter of fiscal 2006, and as a result, did not retroactively adjust results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the full fiscal year of 2006 includes: (i) expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

(ii) expense related to all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period. As a result of adopting SFAS No. 123R, the impact to the Consolidated Statement of Income for the year ended December 31, 2006 on income before income taxes is approximately $305 and did not have a material effect on basic and diluted earnings per share.

In May 2005, the FASB issued SFAS No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. SFAS No. 154 is effective for accounting changes and correction of errors made on or after January 1, 2006, with early adoption permitted. The Company began applying the provisions of this statement during the fourth quarter of 2005.

In February 2006, the EITF issued EITF No. 06-3 (“EITF No. 06-3”), How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). EITF 06-3 requires disclosures surrounding a company’s accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF No. 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF 06-3 is effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company will begin applying the provisions of EITF 06-3 as of January 1, 2007. The adoption of EITF No. 06-3 is not expected to have an impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently unable to finalize an estimate of the impact that adopting FIN 48 will have on its financial statements.

In September 2006, FASB issued SFAS No. 157 (“SFAS No. 157”), Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15,

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

2007, and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of SFAS No. 157 will have on its consolidated financial position, results of operations or cash flows.

In September 2006, the SEC issued SAB No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB No. 108 did not have an impact on the Company’s results of operations or financial position.

Note 3:   Composition of certain financial statement captions

	December 31,
	2006	2005
Inventories, net
Raw materials	$ 3,251	$ 1,309
Finished goods	3,291	2,236
	6,542	3,545
Less reserve for inventories	(276)	(437)
	$ 6,266	$ 3,108

	December 31,
	2006	2005
Property and equipment
Furniture and fixtures	$776	$675
Computer software and equipment	2,443	1,557
Lab and office equipment	494	400
Leasehold improvements	3,111	1,034
Capital lease (office equipment)	256	209
Construction in progress	73	1,624
	7,153	5,499
Less accumulated depreciation and amortization	(3,404)	(2,574)
	$3,749	$2,925

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $968, $402, and $254, respectively. At December 31, 2006 and 2005, accumulated depreciation for fixed assets under capital lease was $154 and $121, respectively. Interest costs that were capitalized into construction in progress and other property and equipment totaled $157, and $70 for the years ended December 31, 2006 and 2005, respectively.

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

During the year ended December 31, 2006, the Company recorded a loss on disposal of fixed assets of $72. The loss is reported as a component of selling, general and administrative expenses.

	December 31,
	2006	2005
Accrued liabilities
Salaries and related benefits	$2,535	$1,801
Other	1,063	1,359
	$3,598	$3,160

Note 4:   Line of credit, notes payable and capital lease obligations

Notes payable and capital lease obligations consist of the following at December 31, 2006 and 2005:

	December 31,
	2006	2005
Senior Secured Credit Facility
Term A	$5,556	$17,000
Term B	20,095	49,500
Capital lease obligations	130	118
	25,781	66,618
Less current maturities	(2,729)	(3,423)
	$23,052	$63,195

On January 28, 2005, the Company entered into an $80,000 Senior Secured Credit Facility (the “Facility”). The Facility is structured with two term loans and a revolving line of credit. The term loans include: (i) $20,000 in principal borrowings under Senior Secured Term Loan A (the “Term Loan A”) maturing January 28, 2010; and (ii) $50,000 in principal borrowings under Senior Secured Term Loan B (the “Term Loan B”) maturing January 1, 2011. The Senior Secured Revolving Credit Facility (the “Revolver”) provides availability up to $10,000 for working capital needs. Borrowings under this Facility are collateralized by a first lien on all of the assets of the Company. The Company pays an unused line fee of 0.5% monthly on the unused balance of the Revolver. There was no outstanding balance on the Revolver as of December 31, 2006 and 2005. The availability of the Revolver is based upon a multiple of 3.25 times the Company’s EBITDA less outstanding debt. As of December 31, 2006 and 2005, the availability of the Revolver was approximately $10,000 and $6,767, respectively.

Loans under the Facility bear variable interest based on a margin, at the Company’s option, over prime rate or LIBOR. The margins applicable to portions of amounts borrowed vary depending on the Company’s consolidated Debt to EBITDA Ratio. As of December 31, 2006, applicable margins were 2.50% and 2.75% for prime rate borrowings and 4.00% and 4.25% for LIBOR borrowings for Term Loan A and Term Loan B, respectively. As of and December 31, 2005, the applicable margins were 2.25% and 2.50% for prime rate borrowings and 3.75% and 4.00% for LIBOR borrowings, for Term Loan A and Term Loan B, respectively. As of December 31, 2006, Term Loan A was bearing interest at a LIBOR based rate of 9.35% and Term Loan B was bearing interest at a LIBOR based rate of 9.60%. As of December 31, 2005, both Term Loan A and Term Loan B were bearing interest at LIBOR based rates of 8.12% and 8.37%, respectively. The weighted-average interest rate for borrowings under this Facility was

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

9.15% and 8.50% as of December 31, 2006 and 2005, respectively. Interest expense incurred attributable to this Facility for the years ended December 31, 2006 and 2005 was $5,749 and $5,435, respectively.

The Facility contains certain financial and non-financial covenants. Such non-financial covenants include certain limitations on annual capital expenditures and use of proceeds from the issuance of debt and equity securities, and prohibit the Company from making dividend distributions. The financial covenants contained in the agreement include, among other provisions, maintaining a minimum EBITDA, a maximum Debt to EBITDA Ratio and a minimum Fixed Charge Ratio. On September 6, 2006, the Company entered into the Second Amendment to the Senior Secured Credit Facility. Pursuant to the Amendment, the calculation of EBITDA and Total Debt used in the covenant calculations were modified. On November 13, 2006, the Company entered into the Third Amendment to the Senior Secured Credit Facility. Pursuant to the Amendment, certain terms were modified, some of which took effect upon the completion of the initial public offering, to change the Company’s (i) ability to make payments to subordinated debt, (ii) use of proceeds from an initial public offering, (iii) calculation of Total Debt used in the covenant calculations, (iv) negative covenants and (v) financial reporting requirements.

In accordance with the Third Amendment of the Senior Secured Credit Facility, the Company made a repayment of $35,000 in debt with the net cash proceeds received in the initial public offering consummated on December 13, 2006.

As of December 31, 2006 and 2005, the maximum Debt to EBITDA requirement was 2.50 and 3.00, respectively, and the minimum Fixed Charge Ratio was 1.20 and 1.10, respectively. The Company was in compliance with all financial and non-financial covenants as of December 31, 2006 and 2005.

As of December 31, 2005, under the terms of the Facility, the Company was subject to mandatory principal prepayments equal to 50% or 75% of Consolidated Excess Cash Flow, as defined in the Facility, based on the Company’s Debt to EBITDA ratio. As of December 31, 2005, the Company made no mandatory principal prepayments. Pursuant to the Third Amendment, the mandatory principal prepayment was modified to equal 25% to 50% of Consolidated Excess Cash Flow. As of December 31, 2006, the Company is subject to a $1,313 mandatory principal prepayment due 95 days subsequent to year end. As a result, the mandatory principal prepayment is included in the current portion of long-term debt.

The total annual maturities of long-term debt and capital lease obligations as of December 31, 2006 are as follows:

	Long-Term	Capital
	Debt	Leases
Years ending December 31,
2007	$2,672	$62
2008	1,817	32
2009	2,121	25
2010	14,420	19
2011	4,621	—
	$25,651	138
Less amount representing future interest cost		(8)
		$130

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Interest rate cap

In March 2005, the Company entered into a LIBOR interest rate cap agreement as an economic hedge against Facility borrowings. The interest rate is capped at 6.0% on a decreasing notional amount starting at $35,000 decreasing to approximately $34,038. The agreement expires on January 1, 2008. The interest rate cap is recognized on the Consolidated Balance Sheet at its fair market value and any change in fair value is reported in interest expense. As of December 31, 2006 and 2005, the fair value of the interest rate cap was approximately $3 and $19, respectively.

Letter of credit agreements

On May 18, 2006, the Company provided an irrevocable standby letter of credit to the Florida Department of Health in the amount of $100, which may be drawn upon to satisfy any unpaid administrative fines or penalties. This letter of credit expires on May 17, 2007 and may be renewed for a period of one year.

On May 23, 2006, the Company provided an irrevocable standby letter of credit to the California State Board of Pharmacy in the amount of $100, to serve as a security device for the performance of the Company of its obligations under the Business and Professions Code. This letter of credit expires on May 22, 2007.

Note 5:   Common stock and mandatorily redeemable preferred stock

Common stock

In 2003, the Company repurchased 2,090,524 shares of its common stock from several of its existing stockholders at a price of $3.60 per share. The Company recorded the repurchases as treasury stock utilizing the cost method since the Company intended to reissue such shares in the future. During 2005 and 2004, the Company reissued treasury shares as a result of the exercise of stock options and the conversion of Series B mandatorily redeemable preferred stock into common stock.

In December 2005, the Company recorded compensation expense of $37 related to the issuance of 5,000 shares of common stock to two new board members for consideration of these individuals joining the board. The compensation expense and related additional paid-in-capital was recorded at the fair market value at the time of grant. The Company determined the fair market value of its common stock after board of director and management consideration of a number of objective and subjective factors.

Mandatorily redeemable preferred stock

The Company was authorized to issue 146,200 and 40,000 shares of Series A and Series B mandatorily redeemable preferred shares, respectively. Series A preferred stock was not convertible, was nonvoting and the holder was entitled to cumulative dividends at a rate of 11% of the original issue price per share per annum at the end of each quarter. The Series A preferred stock had a liquidation preference of its original issue price of $100 per share and any amount equal to declared or accrued but unpaid dividends. Series B mandatorily redeemable preferred stock was convertible, nonvoting and the holder was entitled to cumulative dividends at a rate of 5% of the original issue price per share per annum at the end of each quarter beginning September 30, 2002. The Series B mandatorily redeemable preferred stock had a

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

liquidation preference of its original issue price of $100 per share and any amount equal to declared or accrued but unpaid dividends.

Information relating to the redeemable preferred stock for the years ended December 31, 2005 and 2004 is as follows:

	Shares			Amounts
	Series A	Series B	Total	Series A	Series B	Total
Balance, December 31, 2003	118,215	15,465	133,680	$19,733	$2,442	$22,175
Conversion of Series B to common stock	—	(6,400)	(6,400)	—	(1,027)	(1,027)
Accrued preferred stock dividends	—	—	—	1,304	59	1,363
Balance, December 31, 2004	118,215	9,065	127,280	21,037	1,474	22,511
Stock repurchase	(118,215)	—	(118,215)	(21,151)	—	(21,151)
Conversion of Series B to common stock	—	(9,065)	(9,065)	—	(1,500)	(1,500)
Accrued preferred stock dividends	—	—	—	114	26	140
Balance, December 31, 2005	—	—	—	$—	$—	$—

The Company could have, at its election, redeemed shares of Series A and Series B preferred stock at a redemption price equal to the liquidation preference plus the amount of all accrued and unpaid dividends. Shares of Series A and Series B were required to be redeemed by the Company upon the earlier of: (i) the close of the Company’s sale of its common stock in a public offering, (ii) the liquidation, dissolution or winding up of the Company, and (iii) the acquisition of the Company by another entity under certain terms. The Company did not accrete the mandatorily redeemable preferred stock to its redemption value due to the uncertainty of such redemption events occurring. The shares of Series A preferred stock were redeemable at a sum equal to $100 per share plus all unpaid dividends on such shares. The Series B preferred stock were redeemable at a sum equal to $100 per share, all unpaid dividends on such shares, and a premium of $50.42 per share.

On February 10, 2005, the Company redeemed $11,822, or 100%, of the then outstanding Series A preferred stock and paid the holders of such stock $9,329, or 100%, of the Series A preferred stock dividend that had accrued since the date of issuance (December 1997) through the date of redemption. The remaining 9,065 outstanding preferred shares of Series B convertible preferred stock were converted into 263,125 shares of common stock in August 2005.

As discussed in Note 1, the Company amended and restated its Articles of Incorporation on November 27, 2006. Pursuant to the amended and restated Articles of Incorporation, the Board of Directors is authorized to (i) issue Preferred Stock in series, (ii) establish the number of shares in each series, (iii) assign designation, powers, preferences and rights of each series, and (iv) establish qualifications, limitations or restrictions of each series.

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Note 6:   Income taxes

The current and deferred provision for federal, state and foreign income taxes consists of the following:

	Year Ended December 31,
	2006	2005	2004
Current
Federal	$3,123	$4,358	$6,329
State	785	1,198	916
	3,908	5,556	7,245
Deferred
Federal	(313)	384	421
State	(137)	103	19
	(450)	487	440
	$3,458	$6,043	$7,685

The provision for income taxes differs from the amount that would result from applying the federal statutory rate to pre-tax income for the years ended December 31 as follows:

	Year Ended December 31,
	2006	2005	2004
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	4.4%	5.7%	2.8%
Research and development credit	(3.4)%	—	—
Other	0.1%	(0.4)%	(2.4)%
	36.1%	40.3%	35.4%

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

The significant components of the net deferred tax assets and liabilities at December 31 are as follows:

	December 31,
	2006	2005
Deferred assets
Financial statement reserves	$375	$381
State taxes	—	170
Depreciation and amortization	652	996
Trademark expenses	200	217
Compensation expense	719	498
Prepaid royalty	492	487
Debt issuance costs	606	—
Foreign operating loss	56	45
Other	147	67
	3,247	2,861
Deferred liabilities
Prepaid expenses	(180)	(296)
State taxes	(40)	—
	(220)	(296)
Net deferred assets	3,027	2,565
Less valuation allowance	(56)	(45)
	$2,971	$2,520

The Company recorded a deferred tax asset of $56 and $45 related to the net operating loss carryover of its majority owned subsidiary, Obagi Singapore, as of December 31, 2006 and 2005, respectively. A full valuation allowance was provided for the loss carryover as the Company believes that it is more likely than not that this deferred tax asset will not be realized.

The Company was audited by the Internal Revenue Service (“IRS”). During 2004, as a result of a favorable determination made by the IRS, the Company recognized an additional tax benefit of $985 related to federal and California Research and Development credits.

Note 7:    Concentrations of credit risk and significant customers

For the years ended December 31, 2006, 2005, and 2004, no single customer accounted for 10% or more of the Company’s net revenues.

The Company currently has limited internal manufacturing capabilities and outsources most of its product manufacturing. Additionally, the Company does not have long term contracts with most of these third-party manufacturers. Although there are a limited number of third-party manufacturers, management believes that other suppliers could provide similar services on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements  (Continued)
(Dollars in thousands, except share and per share amounts)

The Company currently has limited internal research and development capabilities and primarily outsources its product research and development to third-party research labs. Although there are a limited number of third-party research labs, management believes that other labs could provide similar services on comparable terms. A change in providers, however, could cause a delay in the Company’s ability to develop and deliver products on a timely and competitive basis, which could affect operating results adversely.

Note 8:   Royalty licensee agreements

All of the Company’s products are marketed under the name “Obagi” and other marketed brands. The Company owns the registered trademark and trade name “Obagi.” In December 2002, the Company entered into a new license agreement, replacing a previous agreement, with Dr. Obagi, the Company’s former medical director and board member and one of its current principal stockholders (refer to Note 9). As part of the new agreement, Dr. Obagi is to receive an annual payment in an amount equal to $200 plus a royalty of 5% of the net sales of two nonprescription product line concepts, if and to the extent, that such lines are developed, marketed and sold. The payments and royalties for any year are not to exceed $500. For the years ended December 31, 2006, 2005 and 2004, no sales of such nonprescription product lines were made; accordingly, no royalty payments were required. Additionally, the annual payment is expensed as incurred and costs have been included as a component of selling, general and administrative expenses.  In addition, according to the new agreement, the Company must provide Dr. Obagi with the ability to purchase products in connection with his own private practice, at a discount equal to the maximum discount that the Company provides to independent third-party customers. As of December 31, 2006, 2005 and 2004, the Company did not owe Dr. Obagi any amounts due under the agreement. As of December 2, 2005, this licensing agreement had expired.

Pursuant to the Patent License Agreement dated June 26, 2003 with a third party, the Company has licensed four interlocking method and formulation patents in exchange for a non-refundable fee in the amount of $200 for the first year, and an additional $100 payable on each of the first and second anniversaries of this agreement. The agreement also calls for the Company to pay royalties in the amount of (i) 5% of the net sales of products sold in a territory covered by the licensed patents and (ii) 3.5% of net sales of products manufactured in a territory covered by the licensed patents and sold in a territory not covered by the licensed patents. Such royalties are to be paid on a quarterly basis. For the years ended December 31, 2006, 2005 and 2004, related royalties of $179, $122 and $31, have been included as a component of cost of sales, respectively. The initial term of this agreement is three years and is renewable annually at the option of the Company provided the Company makes an annual non-refundable renewal fee in the amount of $100. The Patent License Agreement may terminate at the licensor’s option upon merger or acquisition of the Company and may be cancelled by either party upon default.

In January 2006, the Company entered into an Option and Product License Agreement with a third party to license certain technology, in exchange for a non-refundable fee in the amount of $250, with an additional $250 payable within 15 days of confirming successful clinical results. The non-refundable fee of $250 may either be offset against future royalties payable under the agreement or offset against future purchases of inventory. For the first product developed under this agreement, an additional license payment of $250 is payable upon the product becoming commercially available for distribution with another $250 due in the subsequent quarter to that event. For each additional product developed, an additional license payment of $250 is due up to a maximum $1,000 for all products developed. The agreement also calls for the Company to pay royalties in the amount of (i) 8% of the net sales of products sold in a territory covered by the licensed patents and (ii) the Company shall pay a minimum annual payment equal of $1,000 in year one, for all subsequent years the Company is required to pay the greater

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements  (Continued)
(Dollars in thousands, except share and per share amounts)

of $500, or 90%, of the prior year royalty payments. Such royalties are to be paid on a quarterly basis. In addition to the royalties, the Company shall also pay one time milestone payments based upon achieving certain levels of net sales. The term of this agreement is for the life of the patent. The patent application for the licensed technology is currently pending. The Option and Product License Agreement may terminate at the licensor’s option upon the Company’s failure to meet commercially reasonable development benchmarks. Pursuant to this agreement, the Company recorded the initial payment of $250 in Other assets as of December 31, 2006. Royalty payments will be expensed as incurred. As of December 31, 2006, no other payments have been made.

In March 2004, as part of an agreement with a third-party international licensor, the Company received an ongoing, non-exclusive right to market and sell any and all products marketed under the “Obagi” brand containing a specific range of Kinetin concentration, limited to existing channels of trade in Japan. Under the terms of the license agreement with the same party, the Company’s license rights are valid until the last of the related patents expire in December 2014. In exchange for this right, the Company paid, on April 2, 2004, an initial payment of $1,250, net of cash receipts in the amount of $250 from a sublicensing arrangement with an international distributor in Japan. In addition, the Company will pay royalties up to an additional maximum amount of $500 based on future sales in Japan of such skincare products. Pursuant to this agreement, the Company recorded the initial net payment as an intangible asset and is amortizing such costs on a straight line basis over the license period. During the years ended December 31, 2006, 2005 and 2004, the Company recognized $106, $106 and $122 in amortization expense, respectively. Such amounts are included as a component of cost of sales. Royalty payments are expensed as incurred and have amounted to $70, $43 and $7 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 9:   Related-party transactions

Dr. Zein Obagi, M.D.

On December 17, 2002, the Company entered into an amended and restated employment agreement with Zein Obagi, M.D., the Company’s former executive medical director and board member and one of its current principal stockholders. The employment agreement was effective until December 2, 2005 or upon triggering of the termination provisions of the agreement. Unless either party notified the other in writing, the term of the agreement was automatically extended by successive one-year terms. Under the agreement, Dr. Obagi was entitled to a base salary of $330 per year subject to an increase as determined by the Company’s compensation committee. In addition, Dr. Obagi was entitled to an incentive bonus of up to $225 as determined by the Company’s compensation committee. The compensation committee based its determination on Dr. Obagi’s success of specific activities within his control and other Company-wide measures. The Company gave Dr. Obagi notice of termination in 2005 as required by the agreement. Subsequently, the agreement was extended until June 30, 2006.

Under the agreement, if Dr. Obagi was terminated for cause, he would receive no severance. If Dr. Obagi was terminated without cause upon 30 days’ prior written notice, then he would have been entitled to his then existing base salary for the entire period remaining on the term of his employment agreement and certain rights with respect to his stock. If Dr. Obagi terminated his employment upon 90 days’ prior written notice, he would have been entitled to 90 days’ salary.

Dr. Obagi is also a prominent physician in the medical community and was granted the right to purchase products from the Company at a discount equal to the maximum discount offered to the Company’s unrelated customers. In addition to his primary medical practice in Beverly Hills, California, Dr. Obagi is also a 75% owner of two other dermatology clinics, Chinese Obagi Corporation and

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements  (Continued)
(Dollars in thousands, except share and per share amounts)

Vietnamese Obagi Corporation (the “Clinics”), that purchase product from the Company. These Clinics are located in Southern California and cater to the local Chinese and Vietnamese communities. Other than the common ownership interest by Dr. Obagi, the Company is otherwise unrelated to these two corporations.

In 2005, the Company began negotiations with an affiliate of Dr. Obagi to lease space for a marketing and training center (the “Center”). The space is located in a property owned by the affiliate of Dr. Obagi. In conjunction with these negotiations which were ongoing as of December 31, 2005, the Company began renovations on the space. As of December 31, 2005, amounts included in Prepaid expenses and other current assets and Other assets totaled $115 and $1,040, respectively. Amounts capitalized as construction in progress totaled $852 as of December 31, 2005. On June 29, 2006, the Company entered into a lease agreement and a letter agreement with this affiliate, making an advance to this affiliate on future rent. As of December 31, 2006, amounts included in Prepaid expenses and other current assets and Other assets totaled $184 and $659, respectively. As of December 31, 2006, there was no balance in construction in progress related to the Center.

2006 Services Agreement.   On June 29, 2006, the Company entered into an agreement with Zein E. Obagi, MD Inc. (“Obagi, Inc.”), Dr. Obagi, Samar Obagi, the Zein and Samar Obagi Family Trust and Skin Health Properties, Inc (“SHP, Inc.”). The agreement provides that Dr. Obagi (and his affiliates that entered into the agreement, including Obagi, Inc.) and/or SHP, Inc. (an entity controlled by Dr. Obagi and his affiliates) will promote and provide services to support the marketing of the Company’s products, including oversight of the property the Company is leasing in Beverly Hills, California. Additionally, Dr. Obagi (and his affiliates that entered into the agreement) will be available to advise and assist the Company in the formulation and clinical testing of new products on a retainer basis, and he will also provide training and/or education seminars on a fee basis and participate in at least one clinical study per year. The Company has agreed to pay Obagi, Inc. an annual retainer of $570 for the advising and formulating services and the marketing and support services described above, as well as for Dr. Obagi’s agreement to chair an annual Obagi Skin Health Alumni Symposium and up to two clinical advisory meetings per year. In addition, the Company has agreed to pay Obagi, Inc. an annual fee of $200, for the first two years of the agreement for the development of Proderm products, a line of skincare products. At the end of the two years, the Company has an option to continue sell Proderm products, in which case the Company will pay Obagi, Inc. an annual royalty payment of the greater of $200, or 5%, of the Company’s net Proderm revenues. During the year ended December 31, 2006, the Company recorded the $200 annual payment as research and development expense as the research of new products in the Proderm line is still in progress. The Company will also pay Obagi, Inc. royalty fees for developing other products identified in the agreement equal to 5% of the Company’s net revenues from sales of those products. As there were no products commercialized under the agreement, the Company did not pay any royalties pursuant to the agreement during the year ended December 31, 2006. The Company has agreed to pay additional fees and expenses for training and educational services under the agreement. In addition, the Company has agreed to reimburse up to 50% of all invoiced commercially reasonable marketing design and development expenses associated with the opening of the property in Beverly Hills, not to exceed $100. As of December 31, 2006, the Company recorded a payable to Dr. Obagi for $80 related to reimbursable expenses for the opening of the Center.

The Company has also agreed to indemnify Dr. Obagi and his affiliates for any claims against the Company’s products, or any claims arising out of the Company’s acts or omissions or any breach of warranties given by the Company contained in the agreement.

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements  (Continued)
(Dollars in thousands, except share and per share amounts)

Under the agreement, the Company has been granted a perpetual, royalty-free, non-exclusive license to all accounts, customer lists and other customer information and data (subject to federal and state privacy laws) regarding Obagi, Inc.’s patients, as well as a non-exclusive license to use and reproduce the marketing materials produced by Obagi, Inc. and/or SHP, Inc. The Company granted to Obagi, Inc. and/or SHP, Inc. a limited, non-exclusive, irrevocable license for the use of certain of the Company’s trademarks, as well as a non-exclusive license to use and reproduce the marketing materials designated by the Company from time to time for the promotion and marketing services being provided under the agreement.

Under the agreement, the maximum discount that the Company provides to independent third-party physicians in the United States will apply to all products distributed by the Company that are supplied by the Company to Obagi, Inc. and/or SHP, Inc. in connection with the promotion and marketing services under the agreement, as well as those supplied to Obagi, Inc. in connection with Dr. Obagi’s practice within the United States.

Unless otherwise terminated in accordance with its terms, the agreement’s initial term is five years, and it may be renewed for additional terms upon the mutual consent of the parties upon six months’ written notice prior to the end of the initial term.

2006 Separation and release agreement.   In connection with the 2006 Services Agreement with Dr. Obagi described above, the Company entered into a separation and release agreement, which contains non-competition provisions, with Dr. Obagi effective as of June 29, 2006. Under the agreement, Dr. Obagi agreed not to directly or indirectly compete with the Company for a five year period. In connection with the agreement, the Company paid Dr. Obagi $368.

2006 Lease agreement and letter agreement.   In connection with the 2006 Services Agreement with Dr. Obagi described above, the Company entered into a lease agreement for the Beverly Hills property described above and a letter agreement with SHP, Inc. as landlord dated June 29, 2006. The lease has a term of five years beginning August 1, 2006 and can be extended or terminated earlier under the terms of the lease. The base rent under the lease is $87 per year, and will be raised at a rate of 3.5% per year thereafter. During the year ended December 31, 2006, the Company recorded $77 in rent expense related to the lease agreement.

The Company also entered into a letter agreement in connection with the lease with SHP, Inc., dated June 29, 2006, that relates to leasehold improvements and prepayment of rent. Under the letter agreement, SHP, Inc. acknowledges that the Company has paid $2,197 in respect of leasehold improvements and prepayment of rent under the lease, and the Company will not be required to pay any additional amounts.

Cellogique Corporation

Dr. Obagi is also a 58% beneficial shareholder in Cellogique Corporation (“Cellogique”), one of the Company’s largest international distribution partners. On November 10, 2005, the Company entered into a new Distribution Agreement with Cellogique. The agreement granted Cellogique the exclusive right to promote, market, sell, distribute and sub-distribute certain specified products to customers within the Middle East. The agreement includes discounts off of the distributors’ base price based on volume purchases, and certain advertising and promotional activities. Such discounts may at times exceed 58% of the distributors’ base price listing. The agreement is for a term of 12 years effective January 1, 2006. Prior to the new agreement, the agreement had the option to renew in perpetuity.

Prior to the November 2005 agreement, Cellogique was under a Product Distribution Agreement, which had a term of 30 months and was renewable each two years thereafter. Under this superseded

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements  (Continued)
(Dollars in thousands, except share and per share amounts)

agreement, Cellogique received product discounts off of United States doctor list prices based on volume purchases. The agreement granted Cellogique the exclusive right to promote, market, sell, distribute and sub-distribute certain specified products to customers within the Middle East.

Total sales made to Dr. Obagi, Cellogique, and the Clinics, and the related cost of sales for the years ended December 31, 2006 and 2005, and for the years ended December 31, 2005, 2004 and 2003 are included in the Company’s consolidated statements of operations and are as follows:

	Year Ended December 31,
	2006	2005	2004
Sales, net of discounts	$3,214	$2,569	$2,531
Costs of sales	569	551	523

Austin T. McNamara

On September 1, 2001, the Company entered into an employment agreement with Austin T. McNamara, former chairman of the board, president and chief executive officer. The agreement was for an initial period of three years and automatically renewed for successive one-year periods. Under the agreement, Mr. McNamara was entitled to a base salary of not less than $500 per year. In addition, Mr. McNamara was entitled to an annual bonus as determined by the compensation committee, with a target of 100% of his base salary based on the achievement of performance-based milestones.

If Mr. McNamara was terminated without cause or due to change in control, then he would have been entitled to either 12 months of his base salary or any unpaid base salary for the entire remaining term of his employment agreement, whichever is greater. In addition, all of his unvested options would have immediately vested in full. Change of control was defined to occur if any institution, other than Stonington Capital Appreciation 1994 Fund, L.P. (“Stonington Fund”), a principal stockholder, or its affiliates, acquired greater than 50% of the Company’s voting stock, or greater than 30% of the Company’s voting stock and Stonington Fund did not own at least 30% of the stock. Mr. McNamara is also subject to a confidentiality covenant, a covenant not to solicit any employee to leave the Company’s employment during the term of the agreement and one year thereafter, and a covenant not-to-compete with the Company during the same time period.

On December 2, 1997, the Company entered into a Management Services Agreement with Mandarin Management Partners, Inc. (“Mandarin Partners”). The agreement provided for Mandarin Partners to provide management consulting and business advisory services to the Company. As compensation for those services, the Company paid Mandarin Partners, and then Lighthouse Venture Group (“LVG”), to whom the agreement was assigned on December 31, 2001, a monthly fee equal to two percent of the Company’s adjusted gross sales. Under an oral agreement between LVG and the Company, LVG paid 50% of Mr. McNamara’s salary and bonus through December 2005, and to the extent the Company’s fees to LVG exceeded the amounts paid by LVG to Mr. McNamara for his salary and bonus, LVG remitted the additional amounts back to the Company, except for amounts to cover expenses. For the years ended December 31, 2005 and 2004, the Company made payments to LVG in the amounts of $300 and $556, respectively, which are included in selling, general and administrative expenses. The oral and written agreements with LVG terminated as of December 31, 2005. LVG is controlled by Mr. McNamara.

In April 2002, the Company entered into an Investor’s Rights Agreement with its former Chairman and Chief Executive Officer, Austin McNamara. Subsequently, trusts established by Mr. McNamara became the owners of the 1,875,001 shares of the Company’s common stock owned by Mr. McNamara and parties to the Investor’s Rights Agreement. Mr. McNamara resigned as a member of the Company’s board

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements  (Continued)
(Dollars in thousands, except share and per share amounts)

of directors and as an employee in May 2006 and died in December 2006. The Investor’s Rights Agreement contained a repurchase obligation under which the Company was required to repurchase the shares of the Company held by the trusts upon the exercise of a repurchase right. Subsequent to Mr. McNamara’s resignation, the trusts exercised this repurchase right. Pursuant to procedures set forth in the Investor’s Rights Agreement, three valuation firms were retained to prepare valuations of the stock held by the trusts and the total purchase price was to have been $ 28,201.

Any obligation the Company would have to repurchase the trusts’ shares was to have been subordinated to its Credit Agreement, which restricts payments on such obligation to a maximum of $1,500 in any fiscal year, not to exceed $5,000 while the Credit Agreement is in place. The Investor’s Rights Agreement contains subordination provisions and the trusts signed an additional subordination agreement in connection with the Credit Agreement pursuant to which they agreed to be subordinated to the loans under the Credit Agreement. On November 17, 2006, the Company tendered promissory notes in the aggregate principal amount of $28,201 and a cash payment of $1,500 as partial prepayment of the notes, to the trusts in order to close on the Company’s repurchase of the shares held by the trusts pursuant to the terms of the Investor’s Rights Agreement. The trusts refused to accept the Company’s tender of these payments and refused to tender their shares and close on the repurchase of the shares they hold. As a result, the Company believes the trusts are in material breach of their obligations under the Investor’s Rights Agreement. Based upon this material breach by the trusts, as well as for other reasons, the Company believes it is no longer obligated to repurchase the shares held by the trusts pursuant to the Investor’s Rights Agreement and the right of the trusts to require the Company to repurchase the shares has expired and can no longer be enforced against the Company.

The trusts have taken the position that they did not breach their obligations under the Investor’s Rights Agreement and that instead the Company has breached its obligation to repurchase the trusts’ shares under the Investor’s Rights Agreement. While the Company believes the trusts’ claims to be without merit, there can be no assurance the Company would prevail if the trusts were to seek to enforce their claims through litigation. To the Company’s knowledge, as of March 14, 2007, the trusts had not commenced litigation against the Company.

On May 18, 2006, the trusts’ exercised the repurchase right contained in the Investor’s Rights Agreement to require the Company to repurchase the shares owned by the trusts. Subsequently, the Company reported a liability of approximately $28,201 for the estimated amount it would be required to pay to fulfill the repurchase obligation. As discussed above, on November 17, 2006, the trusts refused to accept the consideration tendered by the Company to satisfy the repurchase obligation and in doing so, the Company believes breached the terms of the Investor’s Rights Agreement and nullified any obligation of the Company to repurchase the trusts’ shares. As a result of this breach, and for other reasons, the Company reversed the liability it had previously recorded to reflect the Company’s conclusion that the shares held by the trusts are no longer subject to repurchase by the Company pursuant to the Investor’s Rights Agreement and the right of the trusts to require the Company to repurchase the shares pursuant to the Investor’s Rights Agreement has expired.

Also as discussed above, the trusts have taken the position that they did not breach their obligations under the Investor’s Rights Agreement and that instead, the Company has breached its obligation to repurchase the trusts’ shares. However, no related claims had been asserted against the Company as of March 14, 2007. As such, there is not a potential liability that would be probable or estimable, and therefore, the Company did not record a liability for these unasserted claims as of December 31, 2006.

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Combined amounts due from LVG for reimbursement of certain expenses and Dr. Obagi, Mr. McNamara, Cellogique and the Clinics for product purchases at December 31, 2006 and 2005 are reflected in receivables due from related parties in the accompanying consolidated Balance Sheets as follows:

	December 31,
	2006	2005
Due from Dr. Obagi	$560	$182
Due from Cellogique	646	609
Due from China Obagi Corporation	27	26
Due from Vietnam Obagi Corporation	—	8
Due from Austin McNamara	—	52
Due from LVG	268	268
	$1,501	$1,145

Stonington Capital Appreciation 1994 Fund, L.P.

In December 2002, the Company entered into a management services agreement (“Services Agreement”) with Stonington Partners, Inc. (“Stonington”), an affiliate of Stonington Fund, our majority stockholder. The agreement calls for Stonington to provide management with consulting and business advisory services. As compensation for these services, the Company pays Stonington an annual fee equal to 1.5% of its capital invested in the Company plus expenses for services provided in the 2003 and 2002 fiscal years, and is renewable annually thereafter.

For the years ended December 31, 2006, 2005 and 2004, fees plus expenses totaled approximately $400, $400, and $400, respectively, and are included as a component of selling, general and administrative expenses.  This agreement terminated upon the completion of the initial public offering. In addition, the Company paid an affiliate of Stonington two installments of $500, in December 2004 and January 2005, for consulting services associated with obtaining the $80,000 Senior Secured Credit Facilities. These payments were capitalized as debt issuance costs and are included in Other assets in the accompanying Consolidated Balance Sheets.

Amounts payable to Dr. Obagi for any bonus, annual payment or royalties and interest, and to other stockholders and their affiliates for management fees and other services as of December 31, 2006 and 2005 are reflected in the accompanying Consolidated Balance Sheets as amounts due to related parties as follows:

	December 31,
	2006	2005
Dr. Obagi	$137	$205
Stonington	15	—
	$152	$205

During February 2005, the Company repurchased all of its outstanding Series A mandatorily redeemable preferred stock for approximately $11,822 and paid the related accrued dividends of approximately $9,329. Dr. Obagi and Stonington received approximately $3,288 and $17,863 for 18,375 and 99,840 shares of Series A preferred stock and the related accrued dividends, respectively.

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

During February 2005, the Company declared and paid a $3.60 per share common stock dividend, totaling approximately $63,088, in cash. A substantial portion of the common stock dividend was paid to Stonington, Dr. Obagi, and Mr. McNamara for approximately $38,924, $15,142, and $6,750, respectively.

In February 2005, one officer of the Company issued a note for $15 and LVG issued notes for $1,225 and $1,400 to the Company to exercise their vested options. These full-recourse notes were repaid in full later in February 2005.

Note 10: Commitments and contingencies

Lease commitments

The Company leases some of its facilities and equipment under operating leases. Some of the leases require payment of property taxes and include rent escalation clauses. Future minimum operating lease commitments under non-cancelable leases are as follows as of December 31, 2005:

Operating
Leases
Years ending December 31,
2007	$1,130
2008	797
2009	182
Total minimum payments required	$2,109

Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $639, $494, and $418, respectively. The Company records sublease rental income as an offset to rent expense. Sublease rental income for the year ended December 31, 2004 was approximately $520.

Indemnifications

The Company is a party to a variety of agreements entered into in the ordinary course of business pursuant to which it may be obligated to indemnify the other parties for certain liabilities that arise out of or relate to the subject matter of the agreements. Some of the agreements entered into by the Company require it to indemnify the other party against losses due to property damage including environmental contamination, personal injury, failure to comply with applicable laws, the Company’s negligence or willful misconduct, or breach of representations and warranties and covenants.

The Company provides for indemnification of directors, officers and other persons in accordance with limited liability agreements, certificates of incorporation, bylaws, articles of association or similar organizational documents, as the case may be. The Company maintains directors’ and officers’ insurance which should enable the Company to recover a portion of any future amounts paid.

While the Company’s future obligations under certain agreements may contain limitations on liability for indemnification, other agreements do not contain such limitations and under such agreements it is not possible to predict the maximum potential amount of future payments due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, no payments have been made under any of these indemnities.

On September 1, 2006, the Company entered into indemnification agreements with each of its directors and executive officers that provide them with rights to indemnification and expense advancement to the fullest extent permitted under the Delaware General Corporation Law.

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Employment agreements

The Company has entered into employment agreements with certain of its management employees which require annual gross salary payments which range from $400 to $500 per annum. The employment agreements range from a period of three to five years and include a provision for annual bonuses based on specific performance criteria. In the event that such key management employees are terminated without cause, the Company is contractually obligated to pay from 18 months up to the remaining balance due on the employment contracts.

The following is a schedule of the Company’s future minimum annual payments under such employment agreements as of December 31, 2006:

Years ending December 31,
2007	$400
2008	67
$467

Severance agreements

On September 1, 2006, the Company entered into severance agreements with four of our executive officers. The severance agreements provide that if one of these officers employment with us is terminated within 12 months following a change of control without cause or by the officer with good reason, the officer will be entitled, upon execution of a release in a form acceptable to us, an amount equal to 100% of the officer’s then current annual base salary, payable over 12 consecutive months.

Litigation

On March 8, 2006, Austin McNamara, the former chairman of our board, president and chief executive officer, filed a charge of discrimination against us with the California Department of Fair Employment and Housing (“DFEH”). Mr. McNamara died in December 2006. Mr. McNamara alleged that we demoted, harassed and otherwise discriminated against him due to his purported physical disability and medical condition. Mr. McNamara requested an immediate right-to-sue notice. On March 20, 2006, the DFEH closed its case. The DFEH did not conduct an investigation or make a determination on the merits of the complaint. Mr. McNamara’s estate has the right to file a discrimination lawsuit in a state court action within one year of the DFEH’s letter closing its case. While Mr. McNamara did not allege a specific amount of damages, the remedies available under California law include compensatory damages, as well as attorneys’ fees. Mr. McNamara also threatened to file a wage claim with the California Labor Commissioner, though we are not aware of either Mr. McNamara or his estate actually filing the claim. Mr. McNamara alleged that we did not pay all wages, bonuses, and severance owed to him. Mr. McNamara served as our chief executive officer from September 2001 until July 2005, and as our president from September 2001 until March 2005. He also served on our board of directors and as chairman from September 2001 until May 2006. We cannot determine the outcome of these matters at this time. As discussed in the risk factor entitled “We may be sued by the Estate of Austin McNamara, our former Chairman and Chief Executive Officer, and certain trusts established by Mr. McNamara,” Mr. McNamara’s estate and certain trusts he had established have claimed that we have materially breached our obligation to repurchase shares of our common stock held by the trust pursuant to an Investor’s Rights Agreement. We have not been notified that any legal action has been commenced with regard to this claim.

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

From time to time, the Company is involved in litigation and other legal matters in the normal course of business. Management does not believe that the outcome of any current matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 11:   Stock options

The 1997 Stock Option/Stock Issuance Plan (the “Plan”) provided for the grant of options to purchase common stock to employees, consultants, and directors. The Plan included incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”). The maximum number of shares of common stock that were allowed to be issued over the term of the Plan was not to exceed 750,000 shares of the Company’s common stock. In March 2001, the Board of Directors amended the Plan to discontinue further option grants under the Plan. At December 31, 2005, due to the aforementioned discontinuance of further option grants under the Plan, 501,225 shares are no longer available for the granting of additional options.

Under the option grant program, the exercise price per share for ISOs shall be no less than 100% of the fair market value per share as determined by the Board of Directors on the grant date. The exercise price per share for NSOs shall be no less than 85% of the fair market value per share as determined by the Board of Directors on the grant date. For ISOs and NSOs, the exercise price per share shall be no less than 110% of the fair market value per share as determined by the Board of Directors on the grant date for an individual who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company. The right to exercise ISOs and NSOs vests at a rate in accordance with the individual stock option agreements. The vesting period of options granted under this plan typically ranges from one to four years. Options expire within a period of not more than ten years from the grant date. ISOs granted to an employee, who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, expire within a period of not more than five years from the grant date.

In November 2000, the Company adopted the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”). The terms of the 2000 Plan are consistent with those of the 1997 Stock Option/Stock Issuance Plan, except that the maximum number of shares of common stock that may be issued over the term of the 2000 Plan shall not exceed 375,000 shares of the Company’s common stock. In addition, the maximum number of shares of common stock issued to any person under the 2000 Plan in any calendar year shall not exceed 150,000 shares. In September 2001, the Board of Directors amended the 2000 Plan to increase the maximum number of shares of common stock that may be issued over the term of the 2000 Plan to 2,083,334 shares. The vesting period of options granted under this plan typically ranges from one to five years. Options expire within a period of not more than ten years from the grant date. In November 2005, the Board of Directors amended the Plan to discontinue further option grants under the Plan. At December 31, 2005 and 2006, due to the aforementioned discontinuance of further option grants under the Plan, 151,795 shares are no longer available for the granting of additional options.

In November 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan provides for the grant of ISOs and NSOs to employees, consultants and directors. On November 27, 2006, the Company’s Board of Directors amended the Company’s 2005 Plan. The amendments to the 2005 Plan included: (i) increasing the number of authorized shares to 1,500,000; (ii) establishing an evergreen clause that replenishes the 2005 Plan each year with a share amount equal to the lesser of 500,000 or 3% of

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

outstanding shares; (iii) and other administrative provisions. The amended 2005 Plan was approved by the stockholders of the Company on November 28, 2006.

Pursuant to the 2005 Plan, the exercise price per share for both ISOs and NSOs shall not be less than 100% of the fair market value per share of the Company’s common stock on the grant date. The exercise price per share for both ISOs and NSOs may not be less than 110% of the fair market value of the Company’s common stock on the grant date for an individual who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of the Company’s stock. The right to exercise the ISOs and the NSOs vests at a rate in accordance with the individual stock option agreements. The vesting period of the options granted under this plan typically ranges from one to three years. Options expire within a period of not more than ten years from the grant date. ISOs granted to an employee, who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, expire within a period of not more than five years from the grant date.

A total of 3,583,334 shares have been authorized for issuance under the 2000 Plan and the 2005 Plan (the “Plans”). Of the shares that have been authorized for issuance, 1,382,532 and 1,373,156 shares have been issued for options which have been exercised as of December 31, 2006 and 2005, respectively, and 1,285,116 and 558,384 shares have been reserved for options that are outstanding as of December 31, 2006 and 2005, respectively. At December 31, 2006, 747,272 shares were available for granting of additional options. At December 31, 2005, 833,334 shares were available for the granting of additional options.

During the year ended December 31, 2005, the Company granted 514,593 options with exercise prices ranging from $8.40 to $14.40, which was equal to or greater than the fair value of the underlying common stock on the date of each grant.

During the year ended December 31, 2006, the Company’s Board of Directors granted stock options to the Company’s management and employees to purchase a total of 750,000 shares of the Company’s common stock upon the consummation of an initial public offering. The stock options were granted at the initial public offering price of $11.00, which was the fair market value on the date of grant.

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

A summary of the option activity under the Plans is as follows:

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2003	1,444,003	$2.07
Granted	—	—
Exercised	(50,500)	1.15
Canceled	(11,250)	2.62
Outstanding at December 31, 2004	1,382,253	$2.10
Granted	514,593	9.72
Exercised	(1,336,137)	2.05
Canceled	(2,325)	6.07
Outstanding at December 31, 2005	558,384	$9.22
Granted	750,000	11.00
Exercised	(9,378)	3.40
Canceled	(13,890)	9.12
Outstanding at December 31, 2006	1,285,116	$10.31
Exercisable at December 31, 2004	1,331,124	$2.10
Exercisable at December 31, 2005	44,953	$7.41
Exercisable at December 31, 2006	214,277	$9.05

A summary of options outstanding and exercisable as of December 31, 2006 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number of Shares Outstanding at December 31, 2006	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares Exercisable at December 31, 2006	Weighted Average Exercise Price
$1.20 to $1.29	26,650	$1.21	4.98	14,150	$1.21
$8.40 to $10.00	289,709	$8.46	8.02	127,209	$8.53
$10.80 to $14.40	968,757	$11.11	9.70	72,918	$11.49
	1,285,116	$10.31	9.22	214,277	$9.05

On December 13, 2006, the Company issued 2,728 shares of restricted common stock under the 2005 Plan to one of its outside directors for services to be received during the year ended December 31, 2007. The resulting compensation expense is recognized on a straight-line basis over the requisite service period, which equals the restricted stock vesting term of one year. The Company determined the fair market value of the restricted stock based upon the initial public offering price of our stock, which was $11.00.

Note 12:   Segments

SFAS No. 131 requires that the Company disclose certain information about its operating segments where operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

The Company operates its business on the basis of two reportable segments (i) skin health and (ii) licensing. The skin health segment produces a broad range of topical skin health systems and products that enable physicians to treat a range of skin conditions, including pre-mature aging, photo-damage, hyperpigmentation, acne and soft tissue deficits, such as fine lines and wrinkles. The licensing segment includes revenues generated from licensing arrangements with international distributors that specialize in the distribution and marketing of over-the-counter medical oriented products in the drug store, retail and aesthetic spa channels.

Management evaluates its segments on a revenue and gross profit basis, which is presented below. The United States information is presented separately as the Company’s headquarters reside in the United States, and United States sales represented 82.0%, 81.4%, and 80.2% of total consolidated net sales for the years ended December 31, 2006, 2005, and  2004, respectively. No other country or single customer generates over 10% of total Company consolidated net sales.

All of the Company’s long-lived assets are located in the United States. The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

	Year Ended December 31,
	2006	2005	2004
Net sales by segment
Skin health	$73,940	$61,539	$52,772
Licensing	4,056	3,402	3,484
Net sales	$77,996	$64,941	$56,256
Gross profit by segment
Skin health	$60,650	$50,117	$43,417
Licensing	3,879	3,252	3,355
Gross profit	$64,529	$53,369	$46,772
Geographic information
United States	$63,929	$52,883	$45,129
International	14,067	12,058	11,127
Net sales	$77,996	$64,941	$56,256

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2006	2005	2004
Net sales by product line
Skin health
Nu-Derm	$53,228	$46,609	$40,567
Vitamin C	9,814	8,438	6,974
Skin laxity	2,278	—	—
Other	8,620	6,492	5,231
Total	73,940	61,539	52,772
Licensing	4,056	3,402	3,484
Total net sales	$77,996	$64,941	$56,256

Note 13:   401(k) plan

On February 1, 1999, the Company established an employee savings and retirement plan and a 401(k) defined contribution retirement plan, covering substantially all full-time employees. The Company matches 25% of employee contributions up to 6% of employee compensation. The Company may also make, at the discretion of the board of directors, additional contributions subject to statutory limits. Beginning in April 2006, the Company matches 100% of employee contributions up to 2% of employee compensation. The Company contributed approximately $125, $42, and $51 for the years ended December 31, 2006, 2005, and 2004, respectively. Administrative expenses paid on behalf of the plan were nominal for each of the respective years.

Note 14:   Quarterly Financial Data (Unaudited)

Quarterly financial data for the years ended December 31, 2006 and 2005 are as follows:

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Net sales	$17,204	$18,722	$19,105	$22,965
Gross profit	$14,432	$15,705	$15,762	$18,630
Net income	$1,496	$1,078	$1,006	$2,536
Net income attributable to common stockholders	$1,496	$1,078	$1,006	$2,536
Net income attributable to common shares
Basic	$0.08	$0.06	$0.06	$0.14
Diluted	$0.08	$0.06	$0.06	$0.14

Obagi Medical Products, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Net sales	$14,998	$15,989	$14,651	$19,303
Gross profit	$12,311	$13,304	$12,052	$15,702
Net income	$2,772	$2,692	$997	$2,495
Net income attributable to common stockholders	$2,646	$2,681	$994	$2,495
Net income attributable to common shares
Basic	$0.16	$0.15	$0.06	$0.14
Diluted	$0.15	$0.15	$0.06	$0.14

Note 15:   Subsequent events

Pursuant to the 2005 Plan, on January 9, 2007, the Board of Directors replenished the 2005 Plan with 500,000 shares, for a total of 1,247,272 shares available for granting of additional options.