Form 10-Q
period 2007-03-31
Obagi Medical Products, Inc.
filed 2007-05-08
CIK 1375247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly year ended March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number:  001-33204

OBAGI MEDICAL PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3904668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
310 Golden Shore, Long Beach, CA	90802
(Address of principal executive offices)	(zip code)

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

There were 21,801,961 shares of the registrant’s common stock issued and outstanding as of May 4, 2007.

OBAGI MEDICAL PRODUCTS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I

ITEM 1:               FINANCIAL STATEMENTS

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$12,363	$11,298
Accounts receivable, net	12,176	11,550
Inventories, net	8,153	6,266
Prepaid expenses and other current assets	4,404	4,800
Total current assets	37,096	33,914
Property and equipment, net	3,518	3,749
Goodwill	4,629	4,629
Intangible assets, net	6,245	6,308
Other assets	4,204	4,361
Total assets	$55,692	$52,961
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,530	$5,512
Current portion of long-term debt	2,757	2,729
Accrued liabilities	3,253	3,750
Total current liabilities	11,540	11,991
Long-term debt	23,015	23,052
Total liabilities	34,555	35,043
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares authorized, 21,804,689 and 21,804,689 shares issued and 21,801,961 and 21,801,961 shares outstanding at March 31, 2007 and December 31, 2006, respectively	22	22
Additional paid-in capital	39,473	39,109
Accumulated deficit	(18,308)	(21,144)
Stockholder receivable	—	(23)
Accumulated other comprehensive loss	(50)	(46)
Total stockholders’ equity	21,137	17,918
Total liabilities and stockholders’ equity	$55,692	$52,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Income
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2007	2006
Net sales	$23,046	$17,204
Cost of sales	3,961	2,772
Gross profit	19,085	14,432
Selling, general and administrative expenses	12,313	9,055
Research and development expenses	1,244	1,329
Income from operations	5,528	4,048
Interest income	44	—
Interest expense	(734)	(1,533)
Income before provision for income taxes	4,838	2,515
Provision for income taxes	1,912	1,020
Net income	$2,926	$1,495
Net income attributable to common shares
Basic	$0.13	$0.08
Diluted	$0.13	$0.08
Weighted average common shares outstanding
Basic	21,801,961	17,797,936
Diluted	21,888,511	17,821,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands, except share and per share amounts)

						Accumulated
						Other
			Additional	Accumulated		Comprehensive
	Common Stock		Paid-In	Earnings	Stockholder	Income
	Shares	Amount	Capital	(Deficit)	Receivable	(Loss)	Total
Balances, as of December 31, 2006	21,801,961	$22	$39,109	$(21,144)	$(23)	$(46)	$17,918
Cumulative effect of adoption of FIN 48	—	—	—	(90)	—	—	(90)
Balances, as of January 1, 2007, as adjusted	21,801,961	$22	$39,109	$(21,234)	$(23)	$(46)	$17,828
Comprehensive income:
Translation adjustment, net of tax effect ($3 benefit)	—	—	—	—	—	(4)	(4)
Net income for the three months ended March 31, 2007	—	—	—	2,926	—	—	2,926
Total comprehensive income							2,922
Stock compensation expense	—	—	364	—	—	—	364
Payment received on stockholder receivable	—	—	—	—	23	—	23
Balances, as of March 31, 2007	21,801,961	$22	$39,473	$(18,308)	$—	$(50)	$21,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$2,926	$1,495
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	714	558
Provision for doubtful accounts	(9)	41
Stock compensation expense	364	65
Changes in operating assets and liabilities
Accounts receivable	(617)	1,489
Inventories	(1,887)	263
Prepaid expenses and other current assets	396	(1,582)
Other assets	50	(863)
Accounts payable	18	2,578
Accrued liabilities	(587)	(1,346)
Net cash provided by operating activities	1,368	2,698
Cash flows from investing activities
Purchases of property and equipment	(143)	(777)
Purchase of other intangible assets	(170)	(162)
Net cash used in investing activities	(313)	(939)
Cash flows from financing activities
Principal payments on term loans	—	(3,125)
Principal payments on capital lease obligations	(9)	(7)
Payment received on stockholder receivable	23	—
Proceeds from exercise of stock options	—	9
Net cash used in financing activities	14	(3,123)
Effect of exchange rate changes on cash and cash equivalents	(4)	(9)
Net increase (decrease) in cash and cash equivalents	1,065	(1,373)
Cash and cash equivalents at beginning of year	11,298	3,367
Cash and cash equivalents at end of year	$12,363	$1,994
Non cash investing and financing activities
Capital lease obligations incurred	$—	$47
Interest rate cap fair value adjustment	$(1)	$(17)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

Note 1:   Description of Business and Basis of Presentation

Obagi Medical Products, Inc. (the “Company”) is a specialty pharmaceutical company focused on the aesthetic and skin health markets. The Company develops and commercializes prescription-based, topical skin health systems. The Company is incorporated under the laws of the state of Delaware. The Company markets its products through its own sales force throughout the United States, and through twelve distribution partners in 35 countries around the world including Canada, Europe, the Far East, the Middle East, Mexico, and South America. The Company also licenses certain non-prescription product concepts under the Obagi trademark to a large Japanese based pharmaceutical company for sale through consumer distribution channels in Japan.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to fairly state the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2006. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other period(s).

Note 2:   Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities, to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No.157 (“SFAS No. 157”), Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company will adopt the provisions of SFAS No. 159 on January 1, 2008. The Company has not yet determined the impact that the adoption of SFAS No. 159 will have on its consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

December 15, 2006. The adoption of FSP EITF 00-19-2 as of January 1, 2007 did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of SFAS No. 157 will have on its consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The Company adopted the provisions of FIN 48 as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. See Note 5 for further discussion.

In February 2006, the Emerging Issues Task Force (“EITF”) issued EITF No. 06-3 (“EITF No. 06-3”), How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). EITF 06-3 requires disclosures surrounding a company’s accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF No. 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF 06-3 is effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company began applying the provisions of EITF 06-3 as of January 1, 2007. As the Company presents such taxes on a net basis in its consolidated Income Statements, the adoption of EITF No. 06-3 did not have an impact on the Company’s consolidated Statements of Income.

Note 3:   Composition of certain financial statement captions

Inventories

Inventories consist of raw materials and finished goods manufactured in-house and purchased from third parties and are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory reserves are measured as the difference between cost of inventory and the estimated net realizable value. Inventory reserves are charged to cost of sales. The Company’s estimated inventory reserve is provided for in the condensed consolidated financial statements and actual reserve requirements approximated management’s estimates.

	March 31,	December 31,
	2007	2006
Inventories, net
Raw materials	$3,724	$3,251
Finished goods	4,838	3,291
	8,562	6,542
Less reserve for inventories	(409)	(276)
	$8,153	$6,266

Accrued liabilities

	March 31,	December 31,
	2007	2006
Accrued liabilities
Salaries and related benefits	$1,603	$2,535
Related parties (Note 6)	164	152
Other	1,486	1,063
	$3,253	$3,750

Note 4:   Intangibles

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

At March 31, 2007 and December 31, 2006, the carrying amounts and accumulated amortization of intangible assets is as follows:

	March 31, 2007			December 31, 2006
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Trademarks	$7,313	$(3,395)	$3,918	$7,308	$(3,305)	$4,003
Distribution rights	1,082	(795)	287	1,082	(768)	314
Covenant not-to-compete	931	(832)	99	931	(798)	133
Licenses	1,875	(953)	922	1,775	(901)	874
Other intangible assets	3,136	(2,117)	1,019	3,071	(2,087)	984
	$14,337	$(8,092)	$6,245	$14,167	$(7,859)	$6,308

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Amortization expense related to all intangible assets, including certain amounts reflected in cost of sales, for the three months ended March 31, 2007 and 2006 was $233 and $243, respectively.

Note 5:   Income taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately a $90 increase in the liability for unrecognized income tax benefits which was accounted for an increase to the January 1, 2007 balance in accumulated deficit.

At the adoption date of January 1, 2007 and as of March 31, 2007, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $111 and $119, respectively. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of January 1, 2007 and as of March 31, 2007, accrued interest related to uncertain tax positions was $29.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Income tax benefits credited to stockholders’ equity relate to tax benefits associated with amounts that are deductible for income purposes but do not impact net income. These benefits are principally generated from employee exercises of non-qualified stock options.

Note 6:   Related-party transactions

One of our largest shareholders, Dr. Zein Obagi is a 58% beneficial shareholder in Cellogique Corporation (“Cellogique”), one of the Company’s largest international distribution partners. On November 10, 2005, the Company entered into a new Distribution Agreement with Cellogique. The agreement granted Cellogique the exclusive right to promote, market, sell, distribute and sub-distribute certain specified products to customers within the Middle East. In addition to his primary medical practice in Beverly Hills, California, Dr. Obagi is also a 75% owner of two other dermatology clinics, Chinese Obagi Corporation and Vietnamese Obagi Corporation (the “Clinics”), that purchase product from the Company. These Clinics are located in Southern California and cater to the local Chinese and Vietnamese communities. Other than the common ownership interest by Dr. Obagi, the Company is otherwise unrelated to these two corporations.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Total sales made to Dr. Obagi, Cellogique, and the Clinics, and the related cost of sales for the three months ended March 31, 2007 and 2006, are included in the Company’s consolidated statements of operations and are as follows:

	Three Months Ended March 31,
	2007	2006
Sales, net of discounts	$727	$694
Costs of sales	97	103

On December 2, 1997, the Company entered into a Management Services Agreement with Mandarin Management Partners, Inc. (“Mandarin Partners”). The agreement provided for Mandarin Partners to provide management consulting and business advisory services to the Company. As compensation for those services, the Company paid Mandarin Partners, and then Lighthouse Venture Group (“LVG”), to whom the agreement was assigned on December 31, 2001; a monthly fee equal to two percent of the Company’s adjusted gross sales. Under an oral agreement between LVG and the Company, LVG paid 50% of our former Chairman and Chief Executive Officer, Austin McNamara’s salary and bonus through December 2005, and to the extent the Company’s fees to LVG exceeded the amounts paid by LVG to Mr. McNamara for his salary and bonus, LVG remitted the additional amounts back to the Company, except for amounts to cover expenses. The oral and written agreements with LVG terminated as of December 31, 2005. LVG was controlled by Mr. McNamara.

In April 2002, the Company entered into an Investor’s Rights Agreement with the Company’s former Chairman and Chief Executive Officer, Austin McNamara. Subsequently, trusts established by Mr. McNamara became the owners of the 1,875,001 shares of the Company’s common stock owned by Mr. McNamara and parties to the Investor’s Rights Agreement. Mr. McNamara resigned as a member of the Company’s board of directors and as an employee in May 2006 and died in December 2006. The Investor’s Rights Agreement contained a repurchase obligation under which the Company was required to repurchase the shares of the Company held by the trusts upon the exercise of a repurchase right. Subsequent to Mr. McNamara’s resignation, the trusts exercised this repurchase right. Pursuant to procedures set forth in the Investor’s Rights Agreement, three valuation firms were retained to prepare valuations of the stock held by the trusts and the total purchase price was to have been $28,201.

Any obligation the Company would have to repurchase the trusts’ shares was to have been subordinated to the Company’s Credit Agreement, which restricts payments on such obligation to a maximum of $1,500 in any fiscal year, not to exceed $5,000 while the Credit Agreement is in place. The Investor’s Rights Agreement contains subordination provisions and the trusts signed an additional subordination agreement in connection with the Credit Agreement pursuant to which they agreed to be subordinated to the loans under the Credit Agreement. On November 17, 2006, the Company tendered promissory notes in the aggregate principal amount of $28,201 and a cash payment of $1,500 as partial prepayment of the notes, to the trusts in order to close on the Company’s repurchase of the shares held by the trusts pursuant to the terms of the Investor’s Rights Agreement. The trusts refused to accept the Company’s tender of these payments and refused to tender their shares and close on the repurchase of the shares they hold. As a result, the Company believes the trusts are in material breach of their obligations under the Investor’s Rights Agreement. Based upon this material breach by the trusts, as well as for other reasons, the Company believes it is no longer obligated to repurchase the shares held by the trusts

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

pursuant to the Investor’s Rights Agreement and the right of the trusts to require the Company to repurchase the shares has expired and can no longer be enforced against the Company.

The trusts have taken the position that they did not breach their obligations under the Investor’s Rights Agreement and that instead the Company has breached its obligation to repurchase the trusts’ shares under the Investor’s Rights Agreement. While the Company believes the trusts’ claims to be without merit, there can be no assurance the Company would prevail if the trusts were to seek to enforce their claims through litigation. To the Company’s knowledge, the trusts have not commenced litigation against the Company.

Combined amounts due from LVG for reimbursement of certain expenses and from Dr. Obagi, Cellogique and the Clinics for product purchases at March 31, 2007 and December 31, 2006 are reflected in accounts receivable, net in the accompanying condensed consolidated Balance Sheets as follows:

	March 31,	December 31,
	2007	2006
Due from Dr. Obagi	$473	$560
Due from Cellogique	491	646
Due from China Obagi Corporation	58	27
Due from LVG	143	268
	$1,165	$1,501

Amounts payable to Dr. Obagi and Stonington Partners, Inc., the Company’s largest shareholder owning approximately 45.3% of the Company’s outstanding stock for any bonus, annual payment or royalties and interest, and to other stockholders and their affiliates for management fees and other services as of March 31, 2007 and December 31, 2006 are reflected in accrued expenses in the accompanying condensed consolidated Balance Sheets as follows:

	March 31,	December 31,
	2007	2006
Dr. Obagi	$149	$137
Stonington	15	15
	$164	$152

Note 7:   Commitments and Contingencies

Litigation

On March 8, 2006, Austin McNamara, the former Chairman of the Company’s Board of Directors, President and Chief Executive Officer, filed a charge of discrimination against the Company with the California Department of Fair Employment and Housing (“DFEH”). Mr. McNamara died in December 2006. Mr. McNamara alleged that the Company demoted, harassed and otherwise discriminated against him due to his purported physical disability and medical condition. Mr. McNamara requested an immediate right-to-sue notice. On March 20, 2006, the DFEH closed its case. The DFEH did not conduct an investigation or make a determination on the merits of the complaint. Mr. McNamara’s estate had the right to file a discrimination lawsuit in a state court action within one year of the DFEH’s letter closing its case. This one year period has expired and the Company is not aware that any

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

discrimination lawsuit has been filed. While Mr. McNamara did not allege a specific amount of damages, the remedies available under California law include compensatory damages, as well as attorneys’ fees. Mr. McNamara also threatened to file a wage claim with the California Labor Commissioner, though the Company is not aware of either Mr. McNamara or his estate actually filing the claim. Mr. McNamara alleged that the Company did not pay all wages, bonuses, and severance owed to him. Mr. McNamara served as the Company’s Chief Executive Officer from September 2001 until July 2005, and as the Company’s President from September 2001 until March 2005. He also served on the Company’s Board of Directors and as Chairman from September 2001 until May 2006. The Company cannot determine the outcome of these matters at this time.

From time to time, the Company is involved in litigation and other legal matters in the normal course of business. Management does not believe that the outcome of any current matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 8:   Earnings per common share (“EPS”)

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

Under the treasury stock method, the assumed proceeds calculation includes: (a) the actual proceeds to-be-received from the employee upon exercise, (b) the average unrecognized compensation cost during the period and (c) any tax benefits that will be credited upon exercise to additional paid-in capital. The Company determines whether our windfall pool of available excess tax benefits is sufficient to absorb the shortfall. If so, the effect of the hypothetical deferred tax asset write-off reduces the assumed proceeds in the treasury stock calculation. If there is no pool of available excess tax benefits, or if the amount of the pool is insufficient to absorb the entire hypothetical deficient tax deduction, the amount of the deficiency that is charged to income tax expense is not considered to be a reduction of the assumed proceeds. Currently, the Company has determined that we have sufficient windfall pool available.

Basic and diluted earnings per common share were calculated using the following units for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Weighted average shares outstanding—basic	21,801,961	17,797,936
Effect of dilutive stock options	86,550	23,377
Weighted average shares outstanding—diluted	21,888,511	17,821,313

For the three months ended March 31, 2007 and 2006, diluted earnings per share does not include the impact of common stock options then outstanding of 801,667 and 525,134, respectively, as the effect of their inclusion would be anti-dilutive.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Note 9:   Segments

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information requires that the Company disclose certain information about its operating segments where operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

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

Management evaluates its segments on a revenue and gross profit basis, which is presented below. The United States information is presented separately as the Company’s headquarters reside in the United States, and United States sales represented 85.1% and 82.7% of total consolidated net sales for the three months ended March 31, 2007 and 2006, respectively. No other country or single customer generates over 10% of total Company consolidated net sales.

All of the Company’s long-lived assets are located in the United States. The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

	Three Months Ended March 31,
	2007	2006
Net sales by segment
Skin health	$22,258	$16,304
Licensing	788	900
Net sales	$23,046	$17,204
Gross profit by segment
Skin health	$18,333	$13,580
Licensing	752	852
Gross profit	$19,085	$14,432
Geographic information
United States	$19,615	$14,235
International	3,431	2,969
Net sales	$23,046	$17,204

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2007	2006
Net sales by product line
Skin health
Nu-Derm	$13,849	$12,235
Vitamin C	2,451	2,356
Elasticity	2,213	—
Therapeutic	1,348	—
Other	2,397	1,713
Total	22,258	16,304
Licensing	788	900
Total net sales	$23,046	$17,204

Note 10:   Subsequent Events

Pursuant to the Third Amendment of the Company’s Senior Secured Credit Facility, on April 2, 2007, the Company made a mandatory principal prepayment of $1,313.

ITEM 2:               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

In addition to historical information, this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or future financial performance, and include statements regarding the Company’s business strategy, timing of, and plans for, the introduction of new products and enhancements, future sales, market growth and direction, competition, market share, revenue growth, operating margins and profitability. All forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by these forward looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and are based upon information available to the Company as of the date of this report. We undertake no on-going obligation, to update these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” section of our 2006 Annual Report on Form 10-K . You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

Overview and Recent Developments

The following discussion is intended to help the reader understand the results of operations and financial condition of Obagi Medical Products, Inc. This discussion is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements.

We are a specialty pharmaceutical company focused on the aesthetic and therapeutic skin health markets. We develop and commercialize prescription-based, topical skin health systems that enable physicians to treat a range of skin conditions, including pre-mature aging, photo-damage, hyperpigmentation, acne and soft tissue deficits, such as fine lines and wrinkles.

Current products.   Our primary product is the Obagi Nu-Derm System, which we believe is the only clinically proven, prescription-based, topical skin health system on the market that has been shown to enhance the skin’s overall health by correcting photo-damage at the cellular level, resulting in a reduction of the visible signs of aging. The primary active ingredients in this system are 4% hydroquinone and over the counter, or OTC, skin care agents. In April 2004, we introduced the Obagi-C Rx System consisting of a combination of prescription and OTC drugs and adjunctive cosmetic skin care products to treat skin conditions resulting from sun damage and the oxidative damage of free radicals. The central ingredients in this system are 4% hydroquinone and Vitamin C. In October 2005, we launched the Obagi Professional-C products, a complete line of proprietary, non-prescription products, which consists of Vitamin C serums used to reduce the appearance of damage to the skin caused by ultraviolet radiation and other environmental influences. In July 2006, we launched our Nu-Derm Condition and Enhance System, for use in conjunction with commonly performed cosmetic procedures including Botox® injections. In October 2006, we launched our first product in the ELASTIderm™ product line, an eye cream for improving the elasticity and skin tone around the eyes. We also market tretinoin, used for the topical treatment of acne in the United States, and Obagi Blue Peel products, used to aid the physician in the application of skin peeling actives. We introduced the CLENZIderm M.D.™ system and a second product in the ELASTIderm™ system to address acne and skin elasticity, respectively, based on positive interim clinical results, in February 2007.

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

U.S. distribution.   We market all of our products through our direct sales force in the United States primarily to plastic surgeons, dermatologists and other physicians who are focused on aesthetic skin care.

Aesthetic skin care.   As of March 31, 2007, we sold our products to over 4,500 physician-dispensing accounts in the United States, with no single customer accounting for more than 5% of our net sales. Our current products are not eligible for reimbursement by Medicare or other third-party payors. We generated U.S. net sales of $14.2 million during the three months ended March 31, 2006, and $19.6 million during the three months ended March 31, 2007.

International distribution.   We market our products internationally through 12 international distribution partners that have sales and marketing activities in 35 countries outside of the United States. Much like our business model in the United States, these distributors sell our products through direct sales representatives to physicians, or through alternative distribution channels depending on regulatory requirements and industry practices. We generated international net sales of $2.1 million during the three months ended March 31, 2006, and $2.6 million during the three months ended March 31, 2007.

Licensing.   We market our products in the Japanese retail markets through a trademark and know-how license agreement with Rohto Pharmaceutical Co., Ltd., or Rohto. Under our agreement, Rohto is licensed to manufacture and sell a series of OTC products under the Obagi brand name in the Japanese drug store channel, and we receive a royalty based upon sales of Obagi branded products in Japan by Rohto. Rohto’s Obagi branded products are sold through approximately 5,000 high-end drug stores. We have other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel. We receive royalties based upon these arrangements. We generated licensing revenue of $0.9 million during the three months ended March 31, 2006, and $0.8 million during the three months ended March 31, 2007.

Sales growth.   Our total net sales have grown from $17.2 million for the three months ended March 31, 2006 to $23.0 million for the three months ended March 31, 2007. Our sales growth has been driven primarily by: (i) continued Obagi Nu-Derm System sales growth fueled by Nu-Derm Condition and Enhance; (ii) Obagi-C Rx System sales; (iii) new ELASTIderm sales coupled with the launch of the second product in the product line during February 2007; and (iv) the launch of CLENZIderm in February 2007.

Results of operations.   We commenced operations in 1997, and as of March 31, 2007, we had an accumulated deficit of $18.3 million.

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

Future growth.   We believe that our future growth will be driven by increased direct sales coverage, ongoing marketing efforts to create increased awareness of the Obagi brand and the benefits of skin health and new product offerings. We plan to continue to invest significant resources on the commercialization of new applications of our current products, the continuing development of our pipeline of products and the in-licensing or acquisition of new product opportunities. Our on-going profitability is primarily dependent upon the continued success of our current product offerings.

Critical accounting policies and use of estimates

Our discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, sales and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to revenue recognition, sales return reserve, accounts receivable, inventory and goodwill and other intangible assets. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. By their nature, these estimates are subject to an inherent degree of uncertainty. As a result, we cannot assure you that actual results will not differ significantly from estimated results.

Effective January 1, 2007, we began to measure and record tax contingency accruals in accordance with FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 . The expanded disclosure requirements of FIN 48 are presented in Note 5 to the Consolidated Condensed Financial Statements in Part I, Item I. FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. Adjustments to other tax accruals are generally recorded in earnings in the period they are determined. Prior to January 1, 2007, we recorded accruals for tax contingencies and related interest when it was probable that a liability had been incurred and the amount of the contingency could be reasonably estimated based on specific events such as an audit or inquiry by a taxing authority.

We believe that the estimates, assumptions and judgments involved in revenue recognition, sales returns and allowances, accounts receivable, inventory, goodwill and intangible assets, leases, stock-based compensation and accounting for income taxes have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our 2006 Annual Report on Form 10-K filed with the SEC on March 15, 2007.

Results of operations

The three months ended March 31, 2007 compared to the three months ended March 31, 2006

Net sales.   The following table compares net sales by product line and certain selected products for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006	Change
	(in thousands)
Net Sales by Product Category:
Skin Health
Nu-Derm	$13,849	$12,235	13%
Vitamin C	2,451	2,356	4
Elasticity	2,213	—	—
Therapeutic	1,348	—	—
Other	2,397	1,713	40
Total	22,258	16,304	37
Licensing fees	788	900	(12)
Total net sales	$23,046	$17,204	34%
United States	85%	83%
International	15%	17%

Net sales increased by $5.8 million, or 34%, to $23.0 million during the three months ended March 31, 2007, as compared to $17.2 million during the three months ended March 31, 2006. During the three months ended March 31, 2007, we experienced Nu-Derm sales growth of $1.6 million. In addition, we saw a combined sales growth of $0.8 million in the Vitamin C and Other product categories. We had a total of $3.5 million of new product sales resulting from $2.2 million in net sales of our ELASTIderm™ product within the Elasticity product category and $1.3 million from the launch of the CLENZIderm™ product within the Therapeutic product category. Licensing fees declined $0.1 million. This aggregate sales growth was comprised of $5.3 million in the United States and $0.5 million from international markets. U.S. growth was fueled by the overall increase in the skin care market and the recent launch of two new product lines. Over 86% of the core product category sales growth experienced was attributable to an increase in our unit volumes. The Nu-Derm product category growth was largely driven by the expansion of our sales force, the promotional and educational efforts of our professional sales force and the launch of Nu-Derm Condition and Enhance for Botox® in July 2006, which contributed $1.2 million. The growth in the Vitamin C category was primarily due to strong sales performance by the Obagi-C Rx product line. The Elasticity and Therapeutic product category growths were driven by the launch of our first products in these product categories within the ELASTIderm and CLENZIderm product lines, in the latter half of October 2006 and February 2007, respectively. The Other product category growth was driven by a sales focused system approach. The system approach is designed to educate physicians on the benefits of prescribing the complete Nu-Derm system as opposed to partial systems. International sales growth was primarily in the Nu-Derm product line and primarily came from four regions; $0.2 million from North America excluding the United States, $0.3 million from the Far East, and $0.1 million from the Europe and Other region. Our licensing fees decreased $0.1 million primarily due to a decrease in fees received under our agreement with Rohto. Approximately 55% of the decline in Rohto fees is attributable to lower sales volumes.

Gross margin percentage.   Our gross margin percentage decreased to 82.8%, for the three months ended March 31, 2007 compared to 83.9% for the three months ended March 31, 2006, primarily as a result of: (i) the $1.3 million increase in Therapeutic sales, which solely consist of our CLENZIderm product line that has a lower gross margin compared to our other product line offerings; (ii) start up manufacturing costs burdening the initial units of CLENZIderm produced and sold; and (iii) a decline in our Vitamin C margin due to a reserve for obsolete inventories arising from product reformulation of approximately $0.1 million, offset by improved margins on products in our Other product line due to contract volume purchasing discounts with the manufacturer. Although we anticipate gaining efficiency in our manufacturing processes for CLENZIderm, we believe our margins will decline slightly in the second half of the year due to increasing sales volumes of our CLENZIderm product line. CLENZIderm margins are anticipated to be lower due to lower initial volumes and resulting higher costs associated with the in-house manufacture of one of the products within the system. Cost of sales also consists of outbound shipping and handling, work order scrap, licensing and royalty fees related to licensed intellectual property, depreciation and amortization attributable to products sold, and an inventory reserve for shrinkage and write-downs.

Selling, general and administrative.   Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expense and other selling expenses. Selling, general and administrative expenses increased $3.2 million to $12.3 million during the three months ended March 31, 2007, as compared to $9.1 million for the three months ended March 31, 2006. This increase is primarily due to the following: (i) a $2.3 million increase due to the hiring of additional employees, largely direct sales, marketing and administrative personnel, during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006; (ii) a $0.8 million increase in market research and promotion activity targeting physicians and patients; (iii) a $0.2 million increase in depreciation and amortization; and (iv) a $0.3 million increase in non-cash compensation expense due to the options granted on December 13, 2006; offset by (v) a $0.4 million decline in outside services and legal fees due to lower costs incurred for temporary help and legal costs related to contract negotiations and legal matters during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. As a percentage of net sales, selling, general and administrative expenses were 53% for the three months ended March 31, 2007 and 2006. We expect to incur additional operating costs, such as professional fees and insurance costs, related to the growth of our business and our operations as a public company. However, we believe selling, general and administrative expenses will decrease as a percentage of net sales.

Research and development.   Research and development expenses decreased $0.1 million to $1.2 million for the three months ended March 31, 2007 as compared to $1.3 million for the three months ended March 31, 2006. This decrease is primarily due to the following: a $0.3 million decrease in development costs related to our acne and elasticity product lines; offset by (i) a $0.1 million increase due to the employment of additional employees during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006; and (ii) a $0.1 million increase in research and development expenses related to our existing products and future product pipeline development. As a percentage of net sales, research and development costs in the three months ended March 31, 2007 were 5% as compared to 8% in the three months ended March 31, 2006.

Interest income and Interest expense.   Interest expense was $0.7 million during the three months ended March 31, 2007, as compared to $1.5 million for the three months ended March 31, 2006. The decline is attributable to a prepayment of $35.0 million in debt with the net cash proceeds received in our initial public offering in December 2006, in addition to the normal principal payments we made during the fiscal year 2006, offset by an increase in the weighted average interest rate of 0.5% on our outstanding debt balance during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Interest income was $44,000 for the three months ended March 31, 2007. The increase is primarily due to the investment of the majority of our cash balance into a higher interest rate yielding money market account during the three months ended March 31, 2007.

Income taxes.   Income tax expense increased $0.9 million to $1.9 million for three months ended March 31, 2007, as compared to $1.0 million for the three months ended March 31, 2006. Our effective tax rate declined 1% to 40% for the three months ended March 31, 2007, compared to 41% for the three months ended March 31, 2006, primarily due to the estimated impact of the 2007 research and development credit.

Liquidity and capital resources

Management assesses our liquidity by our ability to generate cash to fund our operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; funds required for acquisitions; adequate credit facilities; and financial flexibility to attract long-term capital on satisfactory terms. As of March 31, 2007, our accumulated deficit was $18.3 million. We currently invest our cash and cash equivalents in large money market funds consisting of debt instruments of the U.S. government, its agencies and high-quality corporate issuers. Historically, we have generated cash from operations in excess of working capital requirements and through private and public sales of common stock. We have not had any outstanding balances under our revolving line of credit. We had $10.0 million available on our revolving line of credit on March 31, 2007 and December 31, 2006. In December 2006, pursuant to the third amendment of our Credit Agreement entered into in November 2006, we made a prepayment of $35.0 million on the outstanding balance of the term loans with our net proceeds received from the completion of our initial public offering on December 19, 2006. As of March 31, 2007, we had $25.7 million in outstanding debt under the Credit Agreement. Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include, among other provisions, maintaining a maximum Debt to EBITDA Ratio and minimum EBITDA levels and restrictions on our ability to pay dividends. Certain covenants also limit annual capital expenditures and use of proceeds from the issuance of debt and equity securities. We were in compliance with all financial and non-financial covenants as of March 31, 2007 and December 31, 2006.

In April 2002, we entered into an Investor’s Rights Agreement with our former Chairman and Chief Executive Officer, Austin McNamara. Subsequently, trusts established by Mr. McNamara became the owners of the 1.88 million shares of the Company’s common stock owned by Mr. McNamara and parties to the Investor’s Rights Agreement. Mr. McNamara resigned as a member of our board of directors and as an employee in May 2006 and died in December 2006. The Investor’s Rights Agreement contained a repurchase obligation under which we were required to repurchase the shares of the Company held by the trusts upon the exercise of a repurchase right. Subsequent to Mr. McNamara’s resignation, the trusts exercised this repurchase right. Pursuant to procedures set forth in the Investor’s Rights Agreement, three valuation firms were retained to prepare valuations of the stock held by the trusts and the total purchase price was to have been $28.2 million.

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

The trusts have taken the position that they did not breach their obligations under the Investor’s Rights Agreement and that instead we have breached our obligation to repurchase the trusts’ shares under the Investor’s Rights Agreement. While we believe the trusts’ claims to be without merit, there can be no assurance we would prevail if the trusts were to seek to enforce their claims through litigation. To our knowledge, the trusts have not commenced litigation against us.

As of March 31, 2007 and December 31, 2006, we had approximately $12.4 million and $11.3 million, respectively, of cash and cash equivalents and working capital of $25.6 million and $21.9 million, respectively, which includes a current deferred tax asset of $1.0 million of both dates, related primarily to the future benefit of our net operating losses for tax purposes.

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

Cash flow

Three months ended March 31, 2007.   For the three months ended March 31, 2007, net cash provided by operating activities was $1.4 million. The primary sources of cash were $2.9 million in net income, including the effect of: (i) adjusting for non-cash items; (ii) an increase of accounts receivable through an increase of days sales outstanding, or DSO, from 44 days to 46 days due to timing of collections and payment; (iii) an increase in prepaid assets due to the payment of annual insurance premiums and for future promotional initiatives; (iv) an increase of inventory through added stocking levels for new products in our CLENZIderm M.D.™ and ELASTIderm™ product lines (our inventory turn ratio decreased from

2.0 to 1.7); and (v) a net decrease in accounts payable and current liabilities through the payment of the 2006 annual performance bonus and timing of payment for operational and inventory purchases.

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2007. This was primarily due to investments in patent related intellectual property. In addition, we invested capital into our new manufacturing facility, and the cost of general leasehold improvements, information technology equipment and software upgrades. We anticipate spending approximately $1.2 million for total capital expenditures in 2007.

Three months ended March 31, 2006.   Net cash provided by operating activities was $2.7 million. The primary source of cash was $1.5 million in net income, including the effect of: (i) adjusting for non-cash items; (ii) an decrease of accounts receivable resulting from high sales volumes in December 2005 and an improvement in DSO from 56 days to 50 days; (iii) a prepayment of certain 2006 promotional initiatives; and (v) a net increase in accounts payable and current liabilities due to the timing of payment for operational and inventory purchases.

Net cash used in investing activities was $0.9 million for the three months ended March 31, 2006, primarily due to a $0.8 million capital investment in our Marketing and Training Center via leasehold improvements and equipment in our new manufacturing facility, and the cost of general leasehold improvements, information technology equipment and software upgrades.

Net cash used in financing activities was $3.1 million for the three months ended March 31, 2006. This is due to principal payments of $3.1 million under the Credit Agreement.

Recent accounting pronouncements

New accounting standards

In February 2006, the EITF issued EITF No. 06-3 (“EITF No. 06-3”), How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). EITF No. 06-3 requires disclosures surrounding a company’s accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF No. 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF No. 06-3 is effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. As we present such taxes on a net basis in its consolidated Statements of Income, the adoption of EITF No. 06-3 as of January 1, 2007 did not have an impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit. We recognized the cumulative effect of $90,000 from adopting FIN 48 as an increase to our opening accumulated deficit and as an increase in the liability for unrecognized income tax benefits. In addition, we recorded accrued interest related to uncertain tax positions of $29,000.

In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS No. 157”), Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet determined the impact that the adoption of SFAS No. 157 will have on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities, to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). We will adopt the provisions of SFAS No. 159 on January 1, 2008. We have not yet determined the impact that the adoption of SFAS No. 159 will have on our consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-2 as of January 1, 2007 did not have an impact on our financial position, results of operations or cash flows.

ITEM 3:               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate risk

Our interest income and expense is more sensitive to fluctuations in the general level of U.S. prime rate and LIBOR interest rates than to changes in rates in other markets. Changes in U.S. LIBOR interest rates affect the interest earned on our cash and cash equivalents and the interest expense on our debt. At March 31, 2007, we had approximately $25.7 million of variable rate debt. If the interest rates on the variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.3 million.

In March 2005, we purchased a LIBOR interest rate cap agreement as an economic hedge against our Credit Agreement borrowings. The interest rate cap is 6.0% on a decreasing notional amount starting at $35.0 million decreasing to approximately $34.0 million. This agreement expires on January 1, 2008. We reflected the cap on the consolidated Balance Sheet at its fair market value and any change in fair value is reported in interest expense. As of March 31, 2007, the fair value of the interest rate cap was $0.

ITEM 4T:       CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We are not currently required to comply with Section 404 (Management’s Annual Report on Internal Control Over Financial Reporting) of the Sarbanes-Oxley Act of 2002 because we are not an “accelerated filer,” as defined by Rule 12b-2 under the Exchange Act. We are in the process of continuously improving our internal controls over financial reporting processes and procedures for our financial reporting so that our management can report on these processes and procedures when required to do so.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1:               LEGAL PROCEEDINGS

On March 8, 2006, Austin McNamara, the former Chairman of our Board, President and Chief Executive Officer, filed a charge of discrimination against us with the California Department of Fair Employment and Housing (“DFEH”). Mr. McNamara died in December 2006. Mr. McNamara alleged that we demoted, harassed and otherwise discriminated against him due to his purported physical disability and medical condition. Mr. McNamara requested an immediate right-to-sue notice. On March 20, 2006, the DFEH closed its case. The DFEH did not conduct an investigation or make a determination on the merits of the complaint. Mr. McNamara’s estate had the right to file a discrimination lawsuit in a state court action within one year of the DFEH’s letter closing its case. This one year period has expired and we are not aware that any discrimination lawsuit has been filed. While Mr. McNamara did not allege a specific amount of damages, the remedies available under California law include compensatory damages, as well as attorneys’ fees. Mr. McNamara also threatened to file a wage claim with the California Labor Commissioner, though we are not aware of either Mr. McNamara or his estate actually filing the claim. Mr. McNamara alleged that we did not pay all wages, bonuses, and severance owed to him. Mr. McNamara served as our Chief Executive Officer from September 2001 until July 2005, and as our President from September 2001 until March 2005. He also served on our Board of Directors and as Chairman from September 2001 until May 2006. We cannot determine the outcome of these matters at this time.

From time to time, we are involved in litigation and other legal matters in the normal course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A:       RISK FACTORS

There have been no material changes to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

ITEM 2:               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:               OTHER INFORMATION

On March 14, 2007, the Compensation Committee of our Board of Directors determined that the named executive officers of the Company will receive the following base salary increases for 2007:

Name	Title	2006 Base Salary	Increase	2007 Base Salary
Steven R. Carlson	Chief Executive Officer, President and Director	$400,000	$20,000	$420,000
Stephen A. Garcia	Chief Financial Officer	$241,000	$12,000	$253,000
Curtis A. Cluff	Executive Vice President, Corporate Development and Operations, and Secretary	$284,000	$14,000	$298,000
David Goldstein	Executive Vice President, Global Sales and Field Marketing	$258,000	$26,000	$284,000
Judith C. Hattendorf	Senior Vice President, Product Development	$225,000	$11,000	$236,000

ITEM 6:               EXHIBITS

Exhibit	Exhibit title
3.1	Amended and Restated Certificate of Incorporation of the Company	(1)
3.2	Amended and Restated Bylaws of the Company	(1)
4.1	Specimen Stock Certificate	(1)
4.2	Investor’s Rights Agreement, by and between the Company and Austin T. McNamara, dated April 1, 2002	(1)
4.3	Investor’s Rights Agreement, by and among the Company, Mandarin Partners LLC and the Zein & Samar Obagi Family Trust dated December 2, 1997, as amended and assigned.	(1)
10.26	Director Compensation for Non-Employee Members of the Board, amended April 18, 2007.**	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBAGI MEDICAL PRODUCTS, INC.

Date: May 8, 2007	By:	/s/ STEVEN R. CARLSON
Steven R. Carlson
Chief Executive Officer
(Principal Executive Officer)
Date: May 8, 2007	By:	/s/ STEPHEN A. GARCIA
Stephen A. Garcia
Chief Financial Officer
(Principal Financial Officer)