Form 10-Q
period 2007-06-30
Obagi Medical Products, Inc.
filed 2007-08-07
CIK 1375247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There were 21,801,961 shares of the registrant’s common stock issued and outstanding as of August 1, 2007.

OBAGI MEDICAL PRODUCTS, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

PART I

ITEM 1:               FINANCIAL STATEMENTS

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$2,796	$11,298
Accounts receivable, net	13,675	11,550
Inventories, net	8,769	6,266
Prepaid expenses and other current assets	3,871	4,800
Total current assets	29,111	33,914
Property and equipment, net	3,320	3,749
Goodwill	4,629	4,629
Intangible assets, net	6,067	6,308
Other assets	3,619	4,361
Total assets	$46,746	$52,961
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,127	$5,512
Current portion of long-term debt	621	2,729
Accrued liabilities	4,330	3,750
Total current liabilities	12,078	11,991
Long-term debt	9,163	23,052
Total liabilities	21,241	35,043
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares authorized, 21,819,836 and 21,804,689 shares issued and 21,801,961 and 21,801,961 shares outstanding at June 30, 2007 and December 31, 2006, respectively	22	22
Additional paid-in capital	39,902	39,109
Accumulated deficit	(14,372)	(21,144)
Stockholder receivable	—	(23)
Accumulated other comprehensive loss	(47)	(46)
Total stockholders’ equity	25,505	17,918
Total liabilities and stockholders’ equity	$46,746	$52,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Income
(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$26,067	$18,722	$49,113	$35,926
Cost of sales	4,560	3,017	8,521	5,789
Gross profit	21,507	15,705	40,592	30,137
Selling, general and administrative expenses	12,523	10,390	24,836	19,444
Research and development expenses	1,522	1,930	2,766	3,259
Income from operations	7,462	3,385	12,990	7,434
Interest income	56	—	100	—
Interest expense	(1,021)	(1,590)	(1,755)	(3,123)
Income before provision for income taxes	6,497	1,795	11,335	4,311
Provision for income taxes	2,561	717	4,473	1,737
Net income	$3,936	$1,078	$6,862	$2,574
Net income attributable to common shares
Basic	$0.18	$0.06	$0.31	$0.14
Diluted	$0.18	$0.06	$0.31	$0.14
Weighted average common shares outstanding
Basic	21,801,961	17,799,183	21,801,961	17,798,563
Diluted	21,970,838	17,821,472	21,923,959	17,821,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(Dollars in thousands, except share and per share amounts)

						Accumulated
						Other
			Additional	Accumulated		Comprehensive
	Common Stock		Paid-In	Earnings	Stockholder	Income
	Shares	Amount	Capital	(Deficit)	Receivable	(Loss)	Total
Balances, as of December 31, 2006	21,801,961	$22	$39,109	$(21,144)	$(23)	$(46)	$17,918
Cumulative effect of adoption of FIN 48	—	—	—	(90)	—	—	(90)
Balances, as of January 1, 2007, as adjusted	21,801,961	$22	$39,109	$(21,234)	$(23)	$(46)	$17,828
Comprehensive income:
Translation adjustment, net of tax effect ($1 benefit)	—	—	—	—	—	(1)	(1)
Net income for the six months ended June 30, 2007	—	—	—	6,862	—	—	6,862
Total comprehensive income	—	—	—	—	—	—	6,861
Stock compensation expense	—	—	793	—	—	—	793
Payment received on stockholder receivable	—	—	—	—	23	—	23
Balances, as of June 30, 2007	21,801,961	$22	$39,902	$(14,372)	$—	$(47)	$25,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements Cash Flows
(Dollars in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$6,862	$2,574
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,219	770
Amortization of deferred debt issuance costs	684	348
Provision for doubtful accounts	12	62
Stock compensation expense	793	131
Changes in operating assets and liabilities
Accounts receivable	(2,137)	1,032
Inventories	(2,503)	(771)
Prepaid expenses and other current assets	929	(495)
Other assets	59	(129)
Accounts payable	1,615	3,361
Accrued liabilities	489	(998)
Net cash provided by operating activities	8,022	5,885
Cash flows from investing activities
Purchases of property and equipment	(324)	(1,609)
Purchase of other intangible assets	(226)	(205)
Net cash used in investing activities	(550)	(1,814)
Cash flows from financing activities
Principal payments on term loans	(15,979)	(4,250)
Principal payments on capital lease obligations	(17)	(17)
Payment received on stockholder receivable	23	—
Proceeds from exercise of stock options	—	9
Net cash used in financing activities	(15,973)	(4,258)
Effect of exchange rate changes on cash and cash equivalents	(1)	(13)
Net decrease in cash and cash equivalents	(8,502)	(200)
Cash and cash equivalents at beginning of year	11,298	3,367
Cash and cash equivalents at end of year	$2,796	$3,167
Non cash investing and financing activities
Capital lease obligations incurred	$—	$47
Interest rate cap fair value adjustment	$1	$10

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to fairly state the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2006. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other period(s).

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The Company adopted the provisions of FIN 48 as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. See Note 6 for further discussion.

In February 2006, the Emerging Issues Task Force (“EITF”) issued EITF No. 06-3 (“EITF No. 06-3”), How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). EITF 06-3 requires disclosures surrounding a company’s accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF No. 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF 06-3 is effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company began applying the provisions of EITF 06-3 as of January 1, 2007. As the Company presents such taxes on a net basis in its consolidated Statements of Income, the adoption of EITF No. 06-3 did not have an impact on the Company’s consolidated Statements of Income.

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

	June 30,	December 31,
	2007	2006
Inventories, net
Raw materials	$3,789	$3,251
Finished goods	5,359	3,291
	9,148	6,542
Less reserve for inventories	(379)	(276)
	$8,769	$6,266

Accrued liabilities

	June 30,	December 31,
	2007	2006
Accrued liabilities
Salaries and related benefits	$2,322	$2,535
Related parties (Note 7)	127	152
Other	1,881	1,063
	$4,330	$3,750

Note 4:   Intangible Assets

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

At June 30, 2007 and December 31, 2006, the carrying amounts and accumulated amortization of intangible assets is as follows:

	June 30, 2007			December 31, 2006
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Trademarks	$7,313	$(3,486)	$3,827	$7,308	$(3,305)	$4,003
Distribution rights	1,082	(822)	260	1,082	(768)	314
Covenant not-to-compete	931	(865)	66	931	(798)	133
Licenses	1,875	(1,004)	871	1,775	(901)	874
Other intangible assets	3,193	(2,150)	1,043	3,071	(2,087)	984
	$14,394	$(8,327)	$6,067	$14,167	$(7,859)	$6,308

Amortization expense related to all intangible assets, including certain amounts reflected in cost of sales, for the three months ended June 30, 2007 and 2006 was $234 and $236, respectively, and for the six months ended June 30, 2007 and 2006 was $467 and $479, respectively.

Note 5:   Line of credit, notes payable and capital lease obligations

Notes payable and capital lease obligations consist of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Senior Secured Credit Facility
Term A	$1,840	$5,556
Term B	7,831	20,095
Capital lease obligations	113	130
	9,784	25,781
Less current maturities	(621)	(2,729)
	$9,163	$23,052

Under the terms of the Senior Secured Credit Facility (the “Facility”), as amended, the Company is subject to mandatory principal prepayments equal to 25% to 50% of Consolidated Excess Cash Flow. As of December 31, 2006, the Company was subject to a $1,313 mandatory principal prepayment which was paid within the terms of the Facility on April 2, 2007. Also, the Company made optional principal prepayments of $14,000 and regularly scheduled payments of $666 during the quarter ended June 30, 2007. The Company did not incur any prepayment penalties or premiums upon making the optional prepayments. In conjunction with the paydowns on the Facility, the Company wrote off $500 of deferred debt issuance costs which has been recorded as interest expense during the quarter ended June 30, 2007, with the remaining unamortized balance of deferred debt issuance costs of $571 recorded in Other Assets as of June 30, 2007.

In May 2006, the Company provided an irrevocable standby letter of credit to the Florida Department of Health in the amount of $100, which may be drawn upon to satisfy any unpaid administrative fines or penalties. This letter of credit expired in May 2007 and was renewed for a period of one year.

Note 6:   Income taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an approximate $90 increase in the liability for unrecognized income tax benefits which was accounted for as an increase to the January 1, 2007 accumulated deficit balance.

At the adoption date of January 1, 2007 and as of June 30, 2007, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $111 and $130, respectively. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of January 1, 2007 and as of June 30, 2007, accrued interest related to uncertain tax positions was $29.

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

The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Income tax benefits credited to stockholders’ equity relate to tax benefits associated with amounts that are deductible for income tax purposes but do not impact net income. These benefits are principally generated from employee exercises of non-qualified stock options.

Note 7:   Related-party transactions

One of our largest shareholders, Dr. Zein Obagi, is a 58% beneficial shareholder in Cellogique Corporation (“Cellogique”), one of the Company’s largest international distribution partners. On November 10, 2005, the Company entered into a new Distribution Agreement with Cellogique. The agreement granted Cellogique the exclusive right to promote, market, sell, distribute and sub-distribute certain specified products to customers within the Middle East. In addition to his primary medical practice in Beverly Hills, California, Dr. Obagi is also a 75% owner of two other dermatology clinics, Chinese Obagi Corporation and Vietnamese Obagi Corporation (the “Clinics”) that purchase products from the Company. The Clinics are located in Southern California and cater to the local Chinese and Vietnamese communities. Other than the common ownership interest by Dr. Obagi, the Company is otherwise unrelated to these two corporations.

Total sales made to Dr. Obagi, Cellogique, and the Clinics, and the related cost of sales for the three month and six month periods ended June 30, 2007 and 2006, are included in the Company’s consolidated Statements of Operations and are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales, net of discounts	$1,162	$1,024	$1,889	$1,719
Costs of sales	234	177	332	281

On May 29, 2007, the Company entered into a Settlement and Consent Agreement and Mutual Release (the “Agreement”) with the estate of Austin T. McNamara, the former Chairman of the Company’s board of directors, President and Chief Executive Officer, the McNamara Family Irrevocable Trust dated December 17, 2004, the McNamara Family Trust dated December 27, 2004 (collectively, the “Trusts”), Lucy B. McNamara, individually and as trustee of the Trusts and as executor of the estate of Austin T. McNamara, and Lighthouse Venture Group (“LVG”), a limited liability company that was controlled by Mr. McNamara (collectively, the “McNamara Parties”).

Pursuant to the Agreement, the Company and the McNamara Parties have released each other from all claims they may have against each other, except for claims related to potential taxes and related charges, should they arise, with respect to the past exercise of certain stock options by the Trusts. No payments were made by the parties to each other in connection with the settlement of the claims.

The settlement includes the release of claims by the McNamara Parties, as described in the Company’s 2006 Annual Report on Form 10-K, that the Company was obligated to purchase the 1,875,001 shares of the Company’s common stock owned by the Trusts and all claims related to Mr. McNamara’s employment with the Company and the termination of his employment. In connection with the release, the Company has written off a net receivable of approximately $143,000 for a claimed compensation overpayment to a McNamara Party.

The McNamara Parties also agreed to sell all of their ownership in the Company’s stock to an institutional investor in a privately negotiated transaction. As a condition to that transaction, the purchaser of the shares signed the lock-up agreement executed by other Company stockholders in connection with the Company’s initial public offering. Such lock-up agreement expired on June 12, 2007.

Combined amounts due from LVG for reimbursement of certain expenses and from Dr. Obagi, Cellogique and the Clinics for product purchases at June 30, 2007 and December 31, 2006 are reflected in accounts receivable, net in the accompanying condensed consolidated Balance Sheets as follows:

	June 30,	December 31,
	2007	2006
Due from Dr. Obagi	$475	$560
Due from Cellogique	1,267	646
Due from China Obagi Corporation	46	27
Due from LVG	—	268
	$1,788	$1,501

Amounts payable to Dr. Obagi and Stonington Partners, Inc., the Company’s largest shareholder owning approximately 45.3% of the Company’s outstanding stock, for any bonus, annual payment or royalties and interest, and to other stockholders and their affiliates for management fees and other services as of June 30, 2007 and December 31, 2006 are reflected in accrued expenses in the accompanying condensed consolidated Balance Sheets as follows:

	June 30,	December 31,
	2007	2006
Dr. Obagi	$127	$137
Stonington Partners, Inc.	15	15
	$142	$152

Note 8:   Commitments and Contingencies

Litigation

From time to time, the Company is involved in litigation and other legal matters in the normal course of business. Management does not believe that the outcome of any current matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 9:   Earnings per common share (“EPS”)

The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. The Company’s common share equivalents consist of stock options issued under the Company’s Stock Option Plan.

Under the treasury stock method, the assumed proceeds calculation includes: (a) the actual proceeds to-be-received from the employee upon exercise, (b) the average unrecognized compensation cost during the period and (c) any tax benefits that will be credited upon exercise to additional paid-in capital. The Company determines whether its windfall pool of available excess tax benefits is sufficient to absorb the shortfall. If so, the effect of the hypothetical deferred tax asset write-off reduces the assumed proceeds in the treasury stock calculation. If there is no pool of available excess tax benefits, or if the amount of the pool is insufficient to absorb the entire hypothetical deficient tax deduction, the amount of the deficiency that is charged to income tax expense is not considered to be a reduction of the assumed proceeds. Currently, the Company has determined that it has a sufficient windfall pool available.

Basic and diluted earnings per common share were calculated using the following units for the three and six month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average shares outstanding—basic	21,801,961	17,799,183	21,801,961	17,798,563
Effect of dilutive stock options	168,877	22,289	121,998	22,830
Weighted average shares outstanding—diluted	21,970,838	17,821,472	21,923,959	17,821,393

Diluted earnings per share does not include the impact of common stock options then outstanding of 489,319 and 525,134 for the three months ended June 30, 2007 and 2006, respectively, and 829,236 and 525,134 for the six months ended June 30, 2007 and 2006, respectively, as the effect of their inclusion would be anti-dilutive.

Note 10:   Segments

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that the Company disclose certain information about its operating segments where operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

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

Management evaluates its segments on a revenue and gross profit basis, which is presented below. The United States information is presented separately as the Company’s headquarters reside in the United States. United States sales represented 84.1% and 80.8% of total consolidated net sales for the three months ended June 30, 2007 and 2006, respectively, and 84.6% and 81.7% of total consolidated net sales for the six months ended June 30, 2007 and 2006, respectively. No other country or single customer generates over 10% of total Company consolidated net sales.

The Company occasionally utilizes promotions to enhance sales. The company previously classified sales under these promotions in the Other product line. The Company currently classifies these promotional activities under the product line being promoted by the promotion. Prior periods have been reclassified to conform to the current presentation.

All of the Company’s long-lived assets are located in the United States. The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales by segment
Skin health	$24,908	$17,789	$47,166	$34,093
Licensing	1,159	933	1,947	1,833
Net sales	$26,067	$18,722	$49,113	$35,926
Gross profit by segment
Skin health	$20,386	$14,829	$38,719	$28,409
Licensing	1,121	876	1,873	1,728
Gross profit	$21,507	$15,705	$40,592	$30,137
Geographic information
United States	$21,914	$15,130	$41,529	$29,365
International	4,153	3,592	7,584	6,561
Net sales	$26,067	$18,722	$49,113	$35,926

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales by product line
Skin health
Nu-Derm	$15,743	$13,151	$29,592	$25,393
Vitamin C	3,387	2,845	5,838	5,193
Elasticity	2,219	—	4,432	—
Therapeutic	1,060	—	2,408	—
Other	2,499	1,793	4,896	3,507
Total	24,908	17,789	47,166	34,093
Licensing	1,159	933	1,947	1,833
Total net sales	$26,067	$18,722	$49,113	$35,926

ITEM 2:               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

In addition to historical information, this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or future financial performance, and include statements regarding the Company’s business strategy, timing of, and plans for, the introduction of new products and enhancements, future sales, market growth and direction, competition, market share, revenue growth, operating margins and profitability. All forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by these forward looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and are based upon information available to the Company as of the date of this report. We undertake no on-going obligation to update these forward-looking statements.

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

Current products.   Our primary product is the Obagi Nu-Derm System, which we believe is the only clinically proven, prescription-based, topical skin health system on the market that has been shown to enhance the skin’s overall health by correcting photo-damage at the cellular level, resulting in a reduction of the visible signs of aging. The primary active ingredients in this system are 4% hydroquinone and over the counter, or OTC, skin care agents. In April 2004, we introduced the Obagi-C Rx System consisting of a combination of prescription and OTC drugs and adjunctive cosmetic skin care products to treat skin conditions resulting from sun damage and the oxidative damage of free radicals. The central ingredients in this system are 4% hydroquinone and Vitamin C. In October 2005, we launched the Obagi Professional-C products, a complete line of proprietary, non-prescription products, which consists of Vitamin C serums used to reduce the appearance of damage to the skin caused by ultraviolet radiation and other environmental influences. We also market tretinoin, used for the topical treatment of acne in the United States, and Obagi Blue Peel products, used to aid the physician in the application of skin peeling actives. In July 2006, we launched our Nu-Derm Condition and Enhance System, for use in conjunction with commonly performed cosmetic procedures including Botox® injections. In October 2006, we launched our first product in the ELASTIderm™ product line, an eye cream for improving the elasticity and skin tone around the eyes. We introduced the CLENZIderm M.D.™ system and a second product in the ELASTIderm™ system to address acne and skin elasticity, respectively, based on positive interim clinical results, in February 2007. In July 2007, we launched our second system in the CLENZIderm M.D. line, CLENZIderm M.D. System II, that is specifically formulated for normal to dry skin.

Future products.   We focus our research and new product development activities on improving the efficacy of established prescription and OTC therapeutic agents by enhancing the penetration of these agents across the skin barrier using our proprietary technologies collectively known as Penetrating Therapeutics. There can be no assurance that we will be able to introduce any additional systems using these technologies.

U.S. distribution.   We market all of our products through our direct sales force in the United States primarily to plastic surgeons, dermatologists and other physicians who are focused on aesthetic skin care.

Aesthetic skin care.   As of June 30, 2007, we sold our products to over 4,800 physician-dispensing accounts in the United States, with no single customer accounting for more than 5% of our net sales. Our current products are not eligible for reimbursement by Medicare or other third-party payors. We generated U.S. net sales of $21.9 million and $15.1 million during the three months ended June 30, 2007 and 2006, respectively, and $41.5 million and $29.4 million during the six months ended June 30, 2007 and 2006, respectively.

International distribution.   We market our products internationally through 12 international distribution partners that have sales and marketing activities in 35 countries outside of the United States. Much like our business model in the United States, these distributors sell our products through direct sales representatives to physicians, or through alternative distribution channels depending on regulatory requirements and industry practices. We generated international net sales of $4.2 million and $3.6 million during the three months ended June 30, 2007 and 2006, respectively, and $7.6 million and $6.6 million during the six months ended June 30, 2007 and 2006, respectively.

Licensing.   We market our products in the Japanese retail markets through a trademark and know-how license agreement with Rohto Pharmaceutical Co., Ltd., or Rohto. Under our agreement, Rohto is licensed to manufacture and sell a series of OTC products under the Obagi brand name in the Japanese drug store channel, and we receive a royalty based upon sales of Obagi branded products in Japan by Rohto. Rohto’s Obagi branded products are sold through approximately 5,000 high-end drug stores. We have other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel. We receive royalties based upon these arrangements. We generated licensing revenue of $1.2 million and $0.9 million during the three months ended June 30, 2007 and 2006, respectively, and $1.9 million $1.8 million during the six months ended June 30, 2007 and 2006, respectively.

Sales growth.   Our total net sales have grown from $18.7 million and $35.9 million for the three and six months ended June 30, 2006, respectively, to $26.1 million and $49.1 million for the three and six months ended June 30, 2007, respectively. Our sales growth has been driven primarily by: (i) continued Obagi Nu-Derm System sales growth fueled by Nu-Derm Condition and Enhance; (ii) Obagi-C Rx System sales; (iii) new ELASTIderm sales coupled with the launch of the second product in the product line during February 2007; (iv) the launch of CLENZIderm in February 2007; and (v) the expansion of our domestic sales force.

Results of operations.   We commenced operations in 1997, and as of June 30, 2007, we had an accumulated deficit of $14.4 million.

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

Effective January 1, 2007, we began to measure and record tax contingency accruals in accordance with FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. The expanded disclosure requirements of FIN 48 are presented in Note 5 to the Consolidated Condensed Financial Statements in Part I, Item I. FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. Prior to January 1, 2007, we recorded accruals for tax contingencies and related interest when it was probable that a liability had been incurred and the amount of the contingency could be reasonably estimated based on specific events such as an audit or inquiry by a taxing authority.

We believe that the estimates, assumptions and judgments involved in revenue recognition, sales returns and allowances, accounts receivable, inventory, goodwill and intangible assets, leases, stock-based compensation and accounting for income taxes have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our 2006 Annual Report on Form 10-K filed with the Securities Exchange Commission on March 15, 2007.

Results of operations

The three months ended June 30, 2007 compared to the three months ended June 30, 2006

Net sales.   The following table compares net sales by product line and certain selected products for the three months ended June 30, 2007 and 2006. The Company occasionally utilizes promotions to enhance sales. The company previously classified sales under these promotions in the Other product line. The Company currently classifies these promotional activities under the product line being promoted by the promotion. Prior periods have been reclassified to conform to the current presentation.

	Three Months Ended June 30,
	2007	2006	Change
	(in thousands)
Net sales by product line
Skin health
Nu-Derm	$15,743	$13,151	20%
Vitamin C	3,387	2,845	19
Elasticity	2,219	—	—
Therapeutic	1,060	—	—
Other	2,499	1,793	39
Total	24,908	17,789	40
Licensing	1,159	933	24
Total net sales	$26,067	$18,722	39%

Net sales increased by $7.3 million, or 39%, to $26.1 million during the three months ended June 30, 2007, as compared to $18.7 million during the three months ended June 30, 2006. During the three months ended June 30, 2007, we experienced Nu-Derm sales growth of $2.6 million. In addition, we saw combined sales growth of $1.2 million in the Vitamin C and Other product categories. We had a total of $3.3 million of new product sales comprised of $2.2 million in net sales of our ELASTIderm™ product within the Elasticity product category and $1.1 million from the CLENZIderm™ product within the Therapeutic product category. Licensing fees increased by $0.2 million. This aggregate sales growth was comprised of $6.8 million in the United States and $0.5 million from international markets. U.S. growth was fueled by the overall increase in the skin care market, the recent launch of two new product lines, ELASTIderm and CLENZIderm, and expansion of our sales force. Over 84% of the core product category sales growth experienced was attributable to an increase in our unit volumes. The Nu-Derm product category growth was largely driven by the expansion of our sales force, the promotional and educational efforts of our professional sales force and the launch of Nu-Derm Condition and Enhance for Botox® in July 2006, which contributed $1.5 million during the quarter. The growth in the Vitamin C category was primarily due to strong sales performance by the Obagi-C Rx product line. The Elasticity and Therapeutic product category growths were driven by the launch of our first products in these product categories within the ELASTIderm and CLENZIderm product lines, in the latter half of October 2006 and February 2007, respectively. The Other product category growth was driven by a sales focused system approach. The system approach is designed to educate physicians on the benefits of prescribing the complete Nu-Derm system as opposed to partial systems. International sales growth was primarily in the Nu-Derm product line and primarily came from three regions: $0.3 million from North America excluding the United States, $0.3 million from the Middle East, and $0.1 million from the Europe and Other regions; offset by a $0.3 million decline in the Far East. Our licensing fees increased $0.2 million primarily due to Rohto’s launch of a new product in the second quarter of 2007.

Gross margin percentage.   Our gross margin percentage decreased to 82.5% for the three months ended June 30, 2007 compared to 83.9% for the three months ended June 30, 2006, primarily as a result of: (i) the $1.1 million increase in Therapeutic sales, which consist solely of our CLENZIderm product line which has a lower gross margin compared to our other product line offerings; and (ii) start up manufacturing costs burdening the initial units of CLENZIderm produced and sold, partially offset by improved margins on products in our Other product line due to contract volume purchasing discounts with the manufacturer. Although we anticipate gaining efficiency in our manufacturing processes for CLENZIderm, we believe our margins will decline slightly in the second half of the year due to increasing sales volumes of our CLENZIderm product line. CLENZIderm margins are anticipated to be lower due to lower initial volumes and resulting higher costs associated with the in-house manufacture of one of the products within the system. Cost of sales also consists of outbound shipping and handling, work order scrap, licensing and royalty fees related to licensed intellectual property, depreciation and amortization attributable to products sold, and an inventory reserve for shrinkage and write-downs.

Selling, general and administrative.   Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expense and other selling expenses. Selling, general and administrative expenses increased $2.1 million to $12.5 million during the three months ended June 30, 2007, as compared to $10.4 million for the three months ended June 30, 2006. This increase is primarily due to the following: (i) a $2.1 million increase due to the hiring of additional employees, largely direct sales, marketing and administrative personnel; (ii) a $0.3 million increase in non-cash compensation expense due to the options granted on December 13, 2006; (iii) a $0.2 million increase in depreciation and amortization; and (iv) a $0.2 million increase in volume driven activities; offset by (i) a $0.3 million decline in outside services and legal fees due to lower costs incurred for temporary help and legal costs related to contract negotiations and legal matters during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006; and (ii) a $0.4 million decline in fees for operating as a public company and fees incurred in preparation for becoming a public company. As a percentage of net sales, selling, general and administrative expenses were 48% and 56% for the three months ended June 30, 2007 and 2006, respectively. We expect to incur additional operating costs, such as professional fees and insurance costs, related to the growth of our business and our operations as a public company. However, we believe selling, general and administrative expenses will continue to decrease as a percentage of net sales.

Research and development.   Research and development expenses decreased $0.4 million to $1.5 million for the three months ended June 30, 2007 as compared to $1.9 million for the three months ended June 30, 2006. This decrease is primarily due to a $0.4 million decrease in salaries due to the severance payment made pursuant to our separation agreement with Dr. Obagi in June 2006 and a $0.1 million decrease due to headcount. There was a $0.1 million decrease in research and development expenses related to our existing products and future product pipeline development which was offset by a $0.1 million increase in research and development for the expansion of our CLENZIderm line. As a percentage of net sales, research and development expenses in the three months ended June 30, 2007 were 6% as compared to 10% in the three months ended June 30, 2006.

Interest income and Interest expense.   Interest expense was $1.0 million during the three months ended June 30, 2007, as compared to $1.6 million for the three months ended June 30, 2006. The decline is attributable to a prepayment of $35.0 million in debt with the net cash proceeds received in our initial public offering in December 2006, a mandatory prepayment of $1.3 million and an optional prepayment of $14.0 million of debt during the three months ended June 30, 2007, the normal principal payments we made during the fiscal years 2006 and 2007, and a decline in the weighted average interest rate of 0.1% on our outstanding debt balance during the three months ended June 30, 2007. This decline was partially offset by the accelerated write off of $0.5 million in deferred debt issuance costs due to the debt prepayments made in the three months ended June 30, 2006. Interest income was $56,000 for the three months ended June 30, 2007. The increase is primarily due to the investment of the majority of our cash balance into a higher interest rate yielding money market account during the three months ended June 30, 2007.

Income taxes.   Income tax expense increased $1.8 million to $2.5 million for three months ended June 30, 2007, as compared to $0.7 million for the three months ended June 30, 2006. Our effective tax rate was approximately 40% for the three months ended June 30, 2007 and 2006.

The six months ended June 30, 2007 compared to the six months ended June 30, 2006

Net sales.   The following table compares net sales by product line and certain selected products for the six months ended June 30, 2007 and 2006. The Company occasionally utilizes promotions to enhance sales. The company previously classified sales under these promotions in the Other product line. The Company currently classifies these promotional activities under the product line being promoted by the promotion. Prior periods have been reclassified to conform to the current presentation.

	Six Months Ended June 30,
	2007	2006	Change
	(in thousands)
Net sales by product line
Skin health
Nu-Derm	$29,592	$25,393	17%
Vitamin C	5,838	5,193	12
Elasticity	4,432	—	—
Therapeutic	2,408	—	—
Other	4,896	3,507	40
Total	47,166	34,093	38
Licensing	1,947	1,833	6
Total net sales	$49,113	$35,926	37%

Net sales increased by $13.2 million, or 37%, to $49.1 million during the six months ended June 30, 2007, as compared to $35.9 million during the six months ended June 30, 2006. During the six months ended June 30, 2007, we experienced Nu-Derm sales growth of $4.2 million. In addition, we saw combined sales growth of $2.1 million in the Vitamin C and Other product categories. We had a total of $6.8 million of new product sales resulting from $4.4 million in net sales of our ELASTIderm™ product within the Elasticity product category and $2.4 million from the launch of the CLENZIderm™ product within the Therapeutic product category. Licensing fees increased by $0.1 million. This aggregate sales growth was comprised of $ 12.2 million in the United States and $1.0 million from international markets. U.S. growth was fueled by the overall increase in the skin care market, the recent launch of two new product lines and the expansion of our sales force. Over 86% of the core product category sales growth experienced was attributable to an increase in our unit volumes. The Nu-Derm product category growth was largely driven by the expansion of our sales force, the promotional and educational efforts of our professional sales force and the launch of Nu-Derm Condition and Enhance for Botox® in July 2006, which contributed $2.7 million year to date. The growth in the Vitamin C category was primarily due to strong sales performance by the Obagi-C Rx product line. The Elasticity and Therapeutic product category growths were driven by the launch of our first products in these product categories within the ELASTIderm and CLENZIderm product lines, in the latter half of October 2006 and in February 2007, respectively. The Other product category growth was driven by a sales focused system approach. The system approach is designed to educate physicians on the benefits of prescribing the complete Nu-Derm system as opposed to partial systems. International sales growth was primarily in the Nu-Derm product line and primarily came from three regions: $0.4 million from North America excluding the United States, $0.3 million from the Middle East, and $0.2 million from the Europe and Other region; offset by a $0.1 million decline in the Far East. Our licensing fees increased by $0.1 million primarily due to Rohto’s launch of a new product in the second quarter of 2007.

Gross margin percentage.   Our gross margin percentage decreased to 82.7% for the six months ended June 30, 2007 compared to 83.9% for the six months ended June 30, 2006, primarily as a result of: (i) the $2.4 million increase in Therapeutic sales, which consist solely of our CLENZIderm product line which has a lower gross margin compared to our other product line offerings; (ii) start up manufacturing costs burdening the initial units of CLENZIderm produced and sold; and (iii) a decline in our Vitamin C margin due to a reserve for obsolete inventories arising from product reformulation of approximately $0.1 million, offset by improved margins on products in our Other product line due to contract volume purchasing discounts with the manufacturer. Although we anticipate gaining efficiency in our manufacturing processes for CLENZIderm, we believe our margins will decline slightly in the second half of the year due to increasing sales volumes of our CLENZIderm product line. CLENZIderm margins are anticipated to be lower due to lower initial volumes and resulting higher costs associated with the in-house manufacture of one of the products within the system. Cost of sales also consists of outbound shipping and handling, work order scrap, licensing and royalty fees related to licensed intellectual property, depreciation and amortization attributable to products sold, and an inventory reserve for shrinkage and write-downs.

Selling, general and administrative.   Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expense and other selling expenses. Selling, general and administrative expenses increased $5.4 million to $24.8 million during the six months ended June 30, 2007, as compared to $19.4 million for the six months ended June 30, 2006. This increase is primarily due to the following: (i) a $4.3 million increase due to the hiring of additional employees, largely direct sales, marketing and administrative personnel; (ii) a $0.9 million increase in market research and promotion activity targeting physicians and patients; (iii) a $0.6 million increase in non-cash compensation expense due to the options granted on December 13, 2006; (iv) a $0.3 million increase in depreciation and amortization; (v) a $0.3 million increase in volume driven activities; offset by (vi) a $0.6 million decline in outside services and legal fees due to lower costs incurred for temporary help and legal costs related to contract negotiations and legal matters and (vii) a $0.4 million decline in fees for operating as a public company and fees incurred in preparation for becoming a public company. As a percentage of net sales, selling, general and administrative expenses were 51% and 54%for the six months ended June 30, 2007 and 2006, respectively. We expect to incur additional operating costs, such as professional fees and insurance costs, related to the growth of our business and our operations as a public company. However, we believe selling, general and administrative expenses will continue to decrease as a percentage of net sales.

Research and development.   Research and development expenses decreased $0.5 million to $2.8 million for the six months ended June 30, 2007 as compared to $3.3 million for the six months ended June 30, 2006. This decrease is primarily due to the following: (i) a $0.4 million decrease in salaries due to the severance payment made to Dr ..Obagi pursuant to our separation agreement signed with Dr. Obagi in June 2006 and (ii) a $0.2 million decrease in research and development costs of our CLENZIderm and ELASTIderm product lines; offset by a $0.1 million increase in research and development expenses related to our existing products and future product pipeline development. As a percentage of net sales, research and development costs in the six months ended June 30, 2007 were 6% as compared to 9% in the six months ended June 30, 2006.

Interest income and Interest expense.   Interest expense was $1.8 million during the six months ended June 30, 2007, as compared to $3.1 million for the six months ended June 30, 2006. The decline is attributable to a prepayment of $35.0 million in debt with the net cash proceeds received in our initial public offering in December 2006 and a mandatory prepayment of $1.3 million and optional prepayments of $14.0 million in debt during the six months ended June 30, 2007, and the normal principal payments we made during the fiscal years 2006 and 2007, offset by an increase in the weighted average interest rate of 0.3% on our outstanding debt balance, This decline was partially offset by the accelerated write off of $0.5 million in deferred debt issuance costs due to the debt prepayments made in the three months ended June 30, 2006. Interest income was $0.1 million for the six months ended June 30, 2007. The increase is primarily due to the investment of the majority of our cash balance into a higher interest rate yielding money market account during the six months ended June 30, 2007.

Income taxes.   Income tax expense increased $2.8 million to $4.5 million for six months ended June 30, 2007, as compared to $1.7 million for the six months ended June 30, 2006. Our effective tax rate was approximately 40% for the six months ended June 30, 2007 and 2006.

Liquidity and capital resources

Management assesses our liquidity by our ability to generate cash to fund our operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; funds required for acquisitions; adequate credit facilities; and financial flexibility to attract long-term capital on satisfactory terms. As of June 30, 2007, our accumulated deficit was $14.4 million. We currently invest our cash and cash equivalents in large money market funds consisting of debt instruments of the U.S. government, its agencies and high-quality corporate issuers. Historically, we have generated cash from operations in excess of working capital requirements and through private and public sales of common stock. We have not had any outstanding balances under our revolving line of credit. We had $10.0 million available on our revolving line of credit as of June 30, 2007 and December 31, 2006. In December 2006, pursuant to the third amendment of our Facility entered into in November 2006, we made a prepayment of $35.0 million on the outstanding balance of the term loans with our net proceeds received from the completion of our initial public offering on December 19, 2006. In the quarter ended June 30, 2007, we also made a mandatory $1.3 million principal repayment and $14.0 million in optional principal repayments. As of June 30, 2007, we had $9.7 million in outstanding debt under the Facility. Borrowings under the Facility are subject to certain financial and operating covenants that include, among other provisions, maintaining a maximum Debt to EBITDA Ratio and minimum EBITDA levels and restrictions on our ability to pay dividends. Certain covenants also limit annual capital expenditures and use of proceeds from the issuance of debt and equity securities. We were in compliance with all financial and non-financial covenants as of June 30, 2007 and December 31, 2006.

On May 29, 2007, the Company entered into a Settlement and Consent Agreement and Mutual Release (the “Agreement”) with the estate of Austin T. McNamara, the former Chairman of our board of directors, President and Chief Executive Officer, the McNamara Family Irrevocable Trust dated December 17, 2004, the McNamara Family Trust dated December 27, 2004 (collectively, the “Trusts”), Lucy B. McNamara, individually and as trustee of the Trusts and as executor of the estate of Austin T. McNamara, and Lighthouse Venture Group, LLC, a limited liability company that was controlled by Mr. McNamara (collectively, the “McNamara Parties”). Pursuant to the Agreement, Obagi and the McNamara Parties have released each other from all claims they may have against each other, except for claims related to potential taxes and related charges, should they arise, with respect to the past exercise of certain stock options by the Trusts. No payments were made by the parties to each other in connection with the settlement of the claims. The settlement includes the release of claims by the McNamara Parties, as described in the Company’s 2006 Annual Report on Form 10-K, that we were obligated to purchase the

1,875,001 shares of Obagi common stock owned by the Trusts and all claims related to Mr. McNamara’s employment with Obagi and the termination of his employment. In connection with the release, we have written off a net receivable of approximately $0.1 million for a claimed compensation overpayment to a McNamara Party. The McNamara Parties have also agreed to sell all of their Obagi stock to an institutional investor in a privately negotiated transaction. As a condition to that transaction, the purchaser of the shares signed the lock-up agreement executed by our other stockholders in connection with our initial public offering. This lock-up agreement expired on June 13, 2007.

As of June 30, 2007 and December 31, 2006, we had approximately $2.8 million and $11.3 million, respectively, of cash and cash equivalents and working capital of $17.0 million and $21.9 million, respectively, which includes a current deferred tax asset of $1.0 million on both dates, related primarily to the future benefit of our net operating losses for tax purposes.

We expect to increase our selling, marketing and administrative expenses and our research and development expenses. We anticipate our selling and marketing expenses to increase as we seek to: (i) expand our professional sales force; (ii) increase our efforts towards physician training and patient awareness; (iii) support the launch of new products or expanded application of existing products; and (iv) expand our distribution to new physician specialties. We anticipate that our administrative expenses will increase to support our current growth plans and compliance with our obligations as a public company. Our research and development expenses will likely increase as a result of our current plans to (i) research and develop new products and (ii) expand the application of current products. We believe that our cash outflows related to acquiring products and entering into licensing agreements may increase as we seek to expand our product portfolio. Additionally, if sales of our current products continue to increase and/or we increase the number of products in our portfolio, we may find it necessary to consider alternative manufacturing relationships, which may include the acquisition of our own manufacturing facilities or additional capital expenditures for facilities and equipment of third-party manufacturers that are dedicated to our products.

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

Cash flow

Six months ended June 30, 2007.   For the six months ended June 30, 2007, net cash provided by operating activities was $8.0 million. The primary sources and uses of cash were $6.9 million in net income, including the effect of: (i) adjusting for non-cash items; (ii) an increase of accounts receivable through an increase of days sales outstanding, or DSO, from 44 days to 45 days due to timing of collections and payment; (iii) decrease in prepaid and other assets due to the amortization of annual insurance premiums and promotional initiatives; (iv) an increase of inventory through added stocking levels for new products in our CLENZIderm M.D.™ and ELASTIderm™ product lines (our inventory turn ratio decreased from

2.0 to 1.7); and (v) a net increase in accounts payable and current liabilities through timing of payment for operational and inventory purchases.

Net cash used in investing activities was $0.6 million for the six months ended June 30, 2007. This was primarily due to investments in patent related intellectual property and investments of capital into our new manufacturing facility, and the cost of general leasehold improvements, information technology equipment and software upgrades. We anticipate spending approximately $1.2 million in total for capital expenditures by the end of 2007.

Net cash used in financing activities was $16.0 million for the six months ended June 30, 2007. This was primarily the result of optional debt prepayments as well as a mandatory debt prepayment and regularly scheduled debt payments.

Six months ended June 30, 2006.   For the six months ended June 30, 2006, net cash provided by operating activities was $5.9 million. The primary sources and uses of cash were $2.6 million in net income, including the effect of: (i) adjusting for non-cash items; (ii) a decrease of accounts receivable through an improvement of days sales outstanding, or DSO, from 55 days to 48 days. The higher DSO in the fourth quarter was due to the significant sales volumes and related accounts receivable experienced in the fourth quarter. The fourth quarter is seasonally the strongest quarter of the year; (iii) a decrease in prepaids through the occurrence of previously funded promotional initiatives; (iv) an increase of inventory through added stocking levels of the Nu-Derm system in anticipation of peak seasonal sales between the months of September through March, and for the new products in our Other product line scheduled for launch in the latter part of 2006. Our inventory turn ratio decreased from 3.4 to 2.9; and (v) a net increase in accounts payable and current liabilities through increased costs associated with our initial public offering and timing, which was partially offset by the payment of 2005 accrued bonuses and the prepayment of rent to an affiliate of Dr. Obagi for the lease of our Marketing and Training Center.

Net cash used in investing activities was $1.8 million for the six months ended June 30, 2006. This was primarily through capital invested in a Marketing and Training Center located within a building owned by Dr. Obagi, capital invested in our new manufacturing facility, and the cost of general leasehold improvements, information technology equipment and software upgrades. Net cash used in financing activities was $4.3 million for the six months ended June 30, 2006. This was primarily due to principal payments of $4.3 million under the Facility.

Net cash used in financing activities was $4.3 million for the six months ended June 30, 2006. This was primarily the result of principal payments on debt.

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

ITEM 3:               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash primarily in U.S. government securities and investment-grade marketable debt securities of financial institutions and corporations. Except for the interest rate cap required by our Facility, we do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

Although substantially all of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the U.S. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

Interest rate risk

Our interest income and expense is more sensitive to fluctuations in the general level of U.S. prime rate and LIBOR interest rates than to changes in rates in other markets. Changes in U.S. LIBOR interest rates affect the interest earned on our cash and cash equivalents and the interest expense on our debt. At June 30, 2007, we had approximately $9.7 million of variable rate debt. If the interest rates on the variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.1 million.

In March 2005, we purchased a LIBOR interest rate cap agreement as an economic hedge against our Facility borrowings. The interest rate cap is 6.0% on a decreasing notional amount starting at $35.0 million decreasing to approximately $34.0 million. This agreement expires on January 1, 2008. We reflected the cap on the consolidated Balance Sheet at its fair market value and any change in fair value is reported in interest expense. As of June 30, 2007, the fair value of the interest rate cap was $0.

ITEM 4:               CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a - 15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1:               LEGAL PROCEEDINGS

On May 29, 2007, the Company entered into a Settlement and Consent Agreement and Mutual Release (the “Agreement”) with the estate of Austin T. McNamara, the former chairman of the Company’s board of directors, president and chief executive officer, the McNamara Family Irrevocable Trust dated December 17, 2004, the McNamara Family Trust dated December 27, 2004 (collectively, the “Trusts”), Lucy B. McNamara, individually and as trustee of the Trusts and as executor of the estate of Austin T. McNamara, and Lighthouse Venture Group, LLC, a limited liability company that was controlled by Mr. McNamara (collectively, the “McNamara Parties”). Pursuant to the Agreement, Obagi and the McNamara Parties have released each other from all claims they may have against each other, except for claims related to potential taxes and related charges, should they arise, with respect to the past exercise of certain stock options by the Trusts. No payments were made by the parties to each other in connection with the settlement of the claims. The settlement includes the release of claims by the McNamara Parties, as described in the Company’s initial public offering prospectus and 2006 Form 10-K, that Obagi was obligated to purchase the 1,875,001 shares of Obagi common stock owned by the Trusts and all claims related to Mr. McNamara’s employment with Obagi and the termination of his employment. In connection with the release, The Company has written off a net receivable of approximately $143,000 for a claimed compensation overpayment to a McNamara Party. The McNamara Parties have also agreed to sell all of their Obagi stock to an institutional investor in a privately negotiated transaction. As a condition to that transaction, the purchaser of the shares signed the lock-up agreement executed by other Obagi stockholders in connection with Obagi’s initial public offering.

From time to time, we are involved in litigation and other legal matters in the normal course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A:   RISK FACTORS

There have been no material changes to the discussion of risk factors included in our most recent Annual Report on Form 10-K except that risk based on the settlement agreement with the McNamara Parties. We no longer believe the risk factor entitled “We may be sued by the estate of Austin McNamara, our former Chairman and Chief Executive Officer, and certain trusts established by Mr. McNamara” poses a risk to us due to the settlement agreement reached with the McNamara Parties.

ITEM 2:               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

We used the net proceeds to us from our initial public offering to repay approximately $35.0 million of debt in December 2006. In the prospectus we provided that we intended to use the remainder for general corporate purposes whereas we have used it, in addition to funds from operations, to repay $16.0 million of outstanding indebtedness to Merrill Lynch.

ITEM 3:               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following proposals were voted upon at the Company’s 2007 Annual Meeting of Stockholders held on June 7, 2007:

1.     To elect seven directors to hold office until the year 2008 Annual Meeting of Stockholders and until their successors are elected and qualified.

The election of all seven Directors was approved at the annual meeting. The voting results were as follows:

Election of Directors:	Shares Voted For	Shares Withheld	Shares Abstaining
Steven R. Carlson	16,866,574	2,069,871	—
Albert J. Fitzgibbons III	16,064,894	2,871,461	—
John A. Bartholdson	16,097,143	2,839,302	—
Bradley J. Hoecker	16,097,143	2,839,302	—
Edward A. Grant	18,846,662	89,793	—
Albert F. Hummel	18,883,231	53,214	—
Ronald P. Badie	18,846,662	89,783	—

2.     To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

The appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved as 18,906,116  shares voted for the ratification, 23,851 shares voted against the ratification and 3,750 shares abstained.

ITEM 5:               OTHER INFORMATION

None.

ITEM 6:               EXHIBITS

Exhibit	Exhibit title
3.1	Amended and Restated Certificate of Incorporation of the Company	(1)
3.2	Amended and Restated Bylaws of the Company	(1)
4.1	Specimen Stock Certificate	(1)
4.2	Investor’s Rights Agreement, by and between the Company and Austin T. McNamara, dated April 1, 2002	(1)
4.3	Investor’s Rights Agreement, by and among the Company, Mandarin Partners LLC and the Zein & Samar Obagi Family Trust dated December 2, 1997, as amended and assigned.	(1)
10.34	Settlement and Consent Agreement and Mutual Release, by and between the Company and the McNamara Parties, dated May 29, 2007	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

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

OBAGI MEDICAL PRODUCTS, INC.
Date: August 7, 2007	By:	/s/ STEVEN R. CARLSON
Steven R. Carlson
Chief Executive Officer
(Principal Executive Officer)
Date: August 7, 2007	By:	/s/ STEPHEN A. GARCIA
Stephen A. Garcia
Chief Financial Officer
(Principal Financial Officer)