Form 10-Q
period 2007-09-30
Obagi Medical Products, Inc.
filed 2007-11-14
CIK 1375247

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33204

OBAGI MEDICAL PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3904668 (I.R.S. Employer Identification No.)
310 Golden Shore, Long Beach, CA (Address of principal executive offices)	90802 (zip code)

(562) 628-1007
(Registrant's telephone number, including area code)

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

        There were 21,627,336 shares of the registrant's common stock issued and outstanding as of November 7, 2007.

OBAGI MEDICAL PRODUCTS, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

PART I

ITEM 1: FINANCIAL STATEMENTS

Obagi Medical Products, Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$2,508	$11,298
Accounts receivable, net	15,315	11,550
Inventories, net	7,542	6,266
Prepaid expenses and other current assets	3,916	4,800
Income tax receivable	1,513	—

Total current assets	30,794	33,914
Property and equipment, net	3,049	3,749
Goodwill	4,629	4,629
Intangible assets, net	5,925	6,308
Other assets	3,524	4,361

Total assets	$47,921	$52,961

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,314	$5,512
Current portion of long-term debt	473	2,729
Accrued liabilities	3,629	3,750

Total current liabilities	11,416	11,991
Long-term debt	6,664	23,052

Total liabilities	18,080	35,043
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized, 21,844,836 and 21,804,689 shares issued and 21,826,961 and 21,801,961 shares outstanding at September 30, 2007 and December 31, 2006, respectively	22	22
Additional paid-in capital	40,377	39,109
Accumulated deficit	(10,510)	(21,144)
Stockholder receivable	—	(23)
Accumulated other comprehensive loss	(48)	(46)

Total stockholders' equity	29,841	17,918

Total liabilities and stockholders' equity	$47,921	$52,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.

Unaudited Condensed Consolidated Statements of Income

(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$26,281	$19,105	$75,394	$55,031
Cost of sales	4,604	3,343	13,125	9,132

Gross profit	21,677	15,762	62,269	45,899
Selling, general and administrative expenses	13,610	10,669	38,446	30,113
Research and development expenses	1,355	1,510	4,121	4,769

Income from operations	6,712	3,583	19,702	11,017
Interest income	—	13	100	13
Interest expense	(355)	(1,927)	(2,110)	(5,050)

Income before provision for income taxes	6,357	1,669	17,692	5,980
Provision for income taxes	2,495	663	6,968	2,400

Net income	$3,862	$1,006	$10,724	$3,580

Net income attributable to common shares
Basic	$0.18	$0.06	$0.49	$0.20
Diluted	$0.18	$0.06	$0.49	$0.20
Weighted average common shares outstanding
Basic	21,808,483	17,799,183	21,804,159	17,798,772
Diluted	22,032,881	17,920,164	21,967,641	17,823,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.

Unaudited Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income

(Dollars in thousands, except share and per share amounts)

						Accumulated Other Comprehensive Income (Loss)
	Common Stock
			Additional Paid-In Capital	Accumulated Earnings (Deficit)	Stockholder Receivable
	Shares	Amount					Total
Balances, as of December 31, 2006	21,801,961	$22	$39,109	$(21,144)	$(23)	$(46)	$17,918
Cumulative effect of adoption of FIN 48	—	—		(90)	—		(90)

Balances, as of January 1, 2007, as adjusted	21,801,961	$22	$39,109	$(21,234)	$(23)	$(46)	$17,828
Comprehensive income:
Translation adjustment, net of tax effect ($1 benefit)		—	—	—	—	(2)	(2)
Net income for the nine months ended September 30, 2007	—	—	—	10,724	—	—	10,724

Total comprehensive income		—	—	—	—	—	10,722
Stock compensation expense	—	—	1,238	—	—	—	1,238
Issuance of common stock upon exercise of incentive stock options	25,000		30				30
Payment received on stockholder receivable	—	—	—	—	23	—	23

Balances, as of September 30, 2007	21,826,961	$22	$40,377	$(10,510)	$—	$(48)	$29,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$10,724	$3,580
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,841	1,300
Write down of debt issuance costs	578	—
Amortization of deferred debt issuance costs	233	636
Provision for doubtful accounts	176	133
Stock compensation expense	1,238	196
Changes in operating assets and liabilities
Accounts receivable	(3,941)	1,464
Inventories	(1,276)	(1,715)
Prepaid expenses and other current assets	(629)	(821)
Other assets	26	(627)
Accounts payable	1,803	4,959
Accrued liabilities	(212)	404

Net cash provided by operating activities	10,561	9,509
Cash flows from investing activities
Purchases of property and equipment	(438)	(1,647)
Purchase of other intangible assets	(320)	(231)

Net cash used in investing activities	(758)	(1,878)
Cash flows from financing activities
Principal payments on term loans	(18,618)	(5,375)
Principal payments on capital lease obligations	(26)	(25)
Payment received on stockholder receivable	23	—
Proceeds from exercise of stock options	30	9

Net cash used in financing activities	(18,591)	(5,391)
Effect of exchange rate changes on cash and cash equivalents	(2)	(15)

Net decrease in cash and cash equivalents	(8,790)	(2,225)
Cash and cash equivalents at beginning of year	11,298	3,367

Cash and cash equivalents at end of year	$2,508	$5,592

Non cash investing and financing activities
Capital lease obligations incurred	$—	$47
Interest rate cap fair value adjustment	$1	$(25)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1: Description of Business and Basis of Presentation

        Obagi Medical Products, Inc. (the "Company") is a specialty pharmaceutical company focused on the aesthetic and skin health markets. The Company develops and commercializes prescription-based, topical skin health systems. The Company is incorporated under the laws of the state of Delaware. The Company markets its products through its own sales force throughout the United States, and through twelve distribution partners in 36 other countries including Canada, Europe, the Far East, the Middle East, Mexico, and South America. The Company also licenses certain non-prescription product concepts under the Obagi trademark to a large Japanese based pharmaceutical company for sale through consumer distribution channels in Japan.

Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to fairly state the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual periods and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2006. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other period(s).

Note 2: Recent Accounting Pronouncements

        In June 2007, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force ("EITF") Issue No. 07-03, Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities ("EITF 07-03"). EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company has not yet determined the impact that the adoption of EITF 07-03 will have on its consolidated financial position, results of operations or cash flows.

        In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159 ("SFAS No. 159"), The Fair Value Option for Financial Assets and Financial Liabilities, to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No.157 ("SFAS No. 157"), Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company will adopt the provisions of SFAS No. 159 on January 1, 2008. The Company has not yet determined the impact that the adoption of SFAS No. 159 will have on its consolidated financial position, results of operations or cash flows.

        In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2 ("FSP EITF 00-19-2"), Accounting for Registration Payment Arrangements, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-2 as of January 1, 2007 did not have an impact on the Company's financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity's own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of SFAS No. 157 will have on its consolidated financial position, results of operations or cash flows.

        In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The Company adopted the provisions of FIN 48 as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. See Note 6 for further discussion.

        In February 2006, the EITF issued EITF No. 06-3 ("EITF No. 06-3"), How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). EITF 06-3 requires disclosures surrounding a company's accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF No. 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF 06-3 is effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company began applying the provisions of EITF 06-3 as of January 1, 2007. As the Company presents such taxes on a net basis in its consolidated Statements of Income, the adoption of EITF No. 06-3 did not have an impact on the Company's consolidated Statements of Income.

Note 3: Composition of certain financial statement captions

Inventories

        Inventories consist of raw materials and finished goods manufactured in-house and purchased from third parties and are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory reserves are measured as the difference between cost of inventory and the estimated net realizable value. Inventory reserves are charged to cost of sales. The Company's estimated inventory reserve is provided for in the condensed consolidated financial statements and actual reserve requirements approximated management's estimates.

	September 30, 2007	December 31, 2006
Inventories, net
Raw materials	$3,193	$3,251
Finished goods	4,684	3,291

	7,877	6,542
Less reserve for inventories	(335)	(276)

	$7,542	$6,266

Accrued liabilities

	September 30, 2007	December 31, 2006
Accrued liabilities
Salaries and related benefits	$2,563	$2,535
Related parties (Note 7)	178	152
Other	888	1,063

	$3,629	$3,750

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

        At September 30, 2007 and December 31, 2006, the carrying amounts and accumulated amortization of intangible assets is as follows:

	September 30, 2007			December 31, 2006
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Trademarks	$7,331	$(3,577)	$3,754	$7,308	$(3,305)	$4,003
Distribution rights	1,082	(849)	233	1,082	(768)	314
Covenant not-to-compete	931	(898)	33	931	(798)	133
Licenses	1,875	(1,056)	819	1,775	(901)	874
Other intangible assets	3,268	(2,182)	1,086	3,071	(2,087)	984

	$14,487	$(8,562)	$5,925	$14,167	$(7,859)	$6,308

        Amortization expense related to all intangible assets, including certain amounts reflected in cost of sales, for the three months ended September 30, 2007 and 2006 was $235 and $229, respectively, and for the nine months ended September 30, 2007 and 2006 was $702 and $708, respectively.

Note 5: Line of credit, notes payable and capital lease obligations

        Notes payable and capital lease obligations consist of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Senior Secured Credit Facility
Term A	$1,241	$5,556
Term B	5,792	20,095
Capital lease obligations	104	130

	7,137	25,781
Less current maturities	(473)	(2,729)

	$6,664	$23,052

        Under the terms of the Senior Secured Credit Facility (the "Facility"), as amended, the Company is subject to mandatory principal prepayments equal to 25% to 50% of Consolidated Excess Cash Flow. As of December 31, 2006, the Company was subject to a $1,313 mandatory principal prepayment which was paid within the terms of the Facility on April 2, 2007. Also, the Company made optional principal prepayments of $2,500 and regularly scheduled payments of $139 during the quarter ended September 30, 2007. The Company did not incur any prepayment penalties or premiums upon making the optional prepayments. In conjunction with the paydowns on the Facility, the Company wrote off $78 of deferred debt issuance costs which has been recorded as interest expense during the quarter ended September 30, 2007, with the remaining unamortized balance of deferred debt issuance costs of $443 recorded in Other Assets as of September 30, 2007.

Note 6: Income taxes

        The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an approximate $90 increase in the liability for unrecognized income tax benefits which was accounted for as an increase to the January 1, 2007 accumulated deficit balance.

        At the adoption date of January 1, 2007 and as of September 30, 2007, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $111 and $141 respectively. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of January 1, 2007 and as of September 30, 2007, accrued interest related to uncertain tax positions was $29 and $32, respectively.

        The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

        Income taxes are determined using an annual effective tax rate, which generally differs from the United States federal statutory rate, primarily because of state taxes and research and development tax credits. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, along with net operating loss and credit carryforwards.

        The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Income tax benefits credited to stockholders' equity relate to tax benefits associated with amounts that are deductible for income tax purposes but do not impact net income. These benefits are principally generated from employee exercises of non-qualified stock options.

Note 7: Related-party transactions

        One of our largest shareholders, Dr. Zein Obagi, is a 58% beneficial shareholder in Cellogique Corporation ("Cellogique"), one of the Company's largest international distribution partners. On November 10, 2005, the Company entered into a new Distribution Agreement with Cellogique. The agreement granted Cellogique the exclusive right to promote, market, sell, distribute and sub-distribute certain specified products to customers within the Middle East. In addition to his primary medical practice in Beverly Hills, California, Dr. Obagi is also a 75% owner of a dermatology clinic, Chinese Obagi Corporation (the "Clinic"), that purchases products from the Company. The Clinic is located in Southern California and caters to the local Chinese communities. Other than the common ownership interest by Dr. Obagi, the Company is otherwise unrelated to the Clinic.

        Total sales made to Dr. Obagi, Cellogique and the Clinic, and the related cost of sales for the three month and nine month periods ended September 30, 2007 and 2006, are included in the Company's consolidated Statements of Operations and are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales, net of discounts	$684	$720	$2,573	$2,440
Costs of sales	131	152	472	428

        On May 29, 2007, the Company entered into a Settlement and Consent Agreement and Mutual Release (the "Agreement") with the estate of Austin T. McNamara, the former Chairman of the Company's board of directors, President and Chief Executive Officer, the McNamara Family Irrevocable Trust dated December 17, 2004, the McNamara Family Trust dated December 27, 2004 (collectively, the "Trusts"), Lucy B. McNamara, individually and as trustee of the Trusts and as executor of the estate of Austin T. McNamara, and Lighthouse Venture Group ("LVG"), a limited liability company that was controlled by Mr. McNamara (collectively, the "McNamara Parties").

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

        The settlement includes the release of claims by the McNamara Parties, as described in the Company's 2006 Annual Report on Form 10-K, that the Company was obligated to purchase the 1,875,001 shares of the Company's common stock then owned by the Trusts and all claims related to Mr. McNamara's employment with the Company and the termination of his employment. In connection with the release, the Company has written off a net receivable of approximately $143 for a claimed compensation overpayment to a McNamara Party.

        The McNamara Parties also sold all of their ownership in the Company's stock to an institutional investor in a privately negotiated transaction. As a condition to that transaction, the purchaser of the shares signed the lock-up agreement executed by other Company stockholders in connection with the Company's initial public offering. This lock-up agreement expired on June 12, 2007.

        Combined amounts due from LVG for reimbursement of certain expenses and from Dr. Obagi, Cellogique and the Clinics for product purchases at September 30, 2007 and December 31, 2006 are reflected in accounts receivable, net in the accompanying condensed consolidated Balance Sheets as follows:

	September 30, 2007	December 31, 2006
Due from Dr. Obagi	$483	$560
Due from Cellogique	496	646
Due from China Obagi Corporation	69	27
Due from LVG	—	268

	$1,048	$1,501

        Amounts payable to Dr. Obagi and Stonington Partners, Inc., the Company's largest shareholder owning approximately 45.3% of the Company's outstanding stock as of September 30, 2007, for any bonus, annual payment or royalties and interest, and to other stockholders and their affiliates for management fees and other services as of September 30, 2007 and December 31, 2006 are reflected in accrued expenses in the accompanying condensed consolidated Balance Sheets as follows:

	September 30, 2007	December 31, 2006
Dr. Obagi	$170	$137
Stonington Partners, Inc.	8	15

	$178	$152

Note 8: Commitments and Contingencies

Litigation

        From time to time, the Company is involved in litigation and other legal matters in the normal course of business. Management does not believe that the outcome of any current matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Note 9: Earnings per common share ("EPS")

        The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's Stock Option Plans.

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

        Basic and diluted earnings per common share were calculated using the following units for the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average shares outstanding—basic	21,808,483	17,799,183	21,804,159	17,798,772
Effect of dilutive stock options	224,398	120,981	163,482	24,815

Weighted average shares outstanding—diluted	22,032,881	17,920,164	21,967,641	17,823,587

        Diluted earnings per share does not include the impact of common stock options then outstanding of 50,069 and 41,667 for the three months ended September 30, 2007 and 2006, respectively, and 60,069 and 511,785 for the nine months ended September 30, 2007 and 2006, respectively, as the effect of their inclusion would be anti-dilutive.

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

        Management evaluates its segments on a revenue and gross profit basis, which is presented below. The United States information is presented separately as the Company's headquarters reside in the United States. United States sales represented 84.3% and 81.0% of total consolidated net sales for the three months ended September 30, 2007 and 2006, respectively, and 84.5% and 81.5% of total consolidated net sales for the nine months ended September 30, 2007 and 2006, respectively. No other country or single customer generates over 10% of total Company consolidated net sales.

        The Company occasionally utilizes promotions to enhance sales. The Company previously classified sales under these promotions in the Other product line. The Company currently classifies these promotional activities under the product line being promoted by the promotion. Prior periods have been reclassified to conform to the current presentation.

        All of the Company's long-lived assets are located in the United States. The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales by segment
Skin health	$24,880	$17,818	$72,045	$51,911
Licensing	1,401	1,287	3,349	3,120

Net sales	$26,281	$19,105	$75,394	$55,031

Gross profit by segment
Skin health	$20,310	$14,504	$59,029	$42,913
Licensing	1,367	1,258	3,240	2,986

Gross profit	$21,677	$15,762	$62,269	$45,899

Geographic information
United States	$22,155	$15,467	$63,685	$44,832
International	4,126	3,638	11,709	10,199

Net sales	$26,281	$19,105	$75,394	$55,031

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales by product line
Skin health
Nu-Derm	$16,259	$13,617	$45,851	$39,010
Vitamin C	2,692	2,321	8,531	7,514
Elasticity	1,646	—	6,077	—
Therapeutic	1,812	—	4,219	—
Other	2,471	1,880	7,367	5,387

Total	24,880	17,818	72,045	51,911
Licensing	1,401	1,287	3,349	3,120

Total net sales	$26,281	$19,105	$75,394	$55,031

Note 11: Subsequent events

        The Company completed a registered public offering on October 17, 2007. The offering was priced at $20.00 per share with a 5.5% underwriting discount. In the offering the Company sold 800,000 shares of common stock and received net proceeds of $15,120. The Company used a portion of the proceeds from this offering to repay all outstanding Term A and Term B debt under the Credit Agreement. No gain or loss on extinguishment of the debt was incurred. Deferred financing costs of $207 related to the Term A and B notes were written off upon extinguishment. In conjunction with this offering, Stonington Partners Inc., the Company's largest shareholder, and Dr. Obagi sold 6,445,000 shares of common stock combined, including and pursuant to the overallotment option which was fully exercised by the underwriters.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

        In addition to historical information, this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or future financial performance, and include statements regarding the Company's business strategy, timing of, and plans for, the introduction of new products and enhancements, future sales, market growth and direction, competition, market share, revenue growth, operating margins and profitability. All forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by these forward looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. These statements are only predictions and are based upon information available to the Company as of the date of this report. We undertake no on-going obligation to update these forward-looking statements.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the "Risk Factors" section of our 2006 Annual Report on Form 10-K. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

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

        Current products.    Our primary product is the Obagi Nu-Derm System, which we believe is the only clinically proven, prescription-based, topical skin health system on the market that has been shown to enhance the skin's overall health by correcting photo-damage at the cellular level, resulting in a reduction of the visible signs of aging. The primary active ingredients in this system are 4% hydroquinone and over the counter, or OTC, skin care agents. In April 2004, we introduced the Obagi-C Rx System consisting of a combination of prescription and OTC drugs and adjunctive cosmetic skin care products to treat skin conditions resulting from sun damage and the oxidative damage of free radicals. The central ingredients in this system are 4% hydroquinone and Vitamin C. In October 2005, we launched the Obagi Professional-C products, a complete line of proprietary, non-prescription products, which consists of Vitamin C serums used to reduce the appearance of damage to the skin caused by ultraviolet radiation and other environmental influences. In July 2006, we launched our Obagi Condition and Enhance System, for use in conjunction with commonly performed cosmetic procedures including Botox® injections. In October 2006, we launched our first product in the ELASTIderm™ product line, an eye cream for improving the elasticity and skin tone around the eyes. We introduced the CLENZIderm M.D.™ system and a second product in the ELASTIderm™ system to address acne and skin elasticity, respectively, based on positive interim clinical results, in February 2007.

In July 2007, we launched our second system in the CLENZIderm M.D. line, CLENZIderm M.D. System II, that is specifically formulated for normal to dry skin. In August 2007, we launched two new Nu-Derm Condition and Enhance Systems. One is designed specifically for use with non-surgical procedures while the other has been developed for use with surgical procedures. We also market tretinoin, used for the topical treatment of acne in the United States, and Obagi Blue Peel products, used to aid the physician in the application of skin peeling actives.

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

        Aesthetic skin care.    As of September 30, 2007, we sold our products to over 4,800 physician-dispensing accounts in the United States, with no single customer accounting for more than 5% of our net sales. Our current products are not eligible for reimbursement by Medicare or other third-party payors. We generated U.S. net sales of $22.2 million and $15.5 million during the three months ended September 30, 2007 and 2006, respectively, and $63.7 million and $44.8 million during the nine months ended September 30, 2007 and 2006, respectively.

        International distribution.    We market our products internationally through 13 international distribution partners that have sales and marketing activities in 36 countries outside of the United States. Much like our business model in the United States, these distributors sell our products through direct sales representatives to physicians, or through alternative distribution channels depending on regulatory requirements and industry practices. We generated international net sales of $4.1 million and $3.6 million during the three months ended September 30, 2007 and 2006, respectively, and $11.7 million and $10.2 million during the nine months ended September 30, 2007 and 2006, respectively.

        Licensing.    We market our products in the Japanese retail markets through a trademark and know-how license agreement with Rohto Pharmaceutical Co., Ltd. ("Rohto"). Under our agreement, Rohto is licensed to manufacture and sell a series of OTC products under the Obagi brand name in the Japanese drug store channel, and we receive a royalty based upon sales of Obagi branded products in Japan by Rohto. Rohto's Obagi branded products are sold through approximately 5,000 high-end drug stores. We have other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel. We receive royalties based upon these arrangements. We generated licensing revenue of $1.4 million and $1.3 million during the three months ended September 30, 2007 and 2006, respectively, and $3.3 million and $3.1 million during the nine months ended September 30, 2007 and 2006, respectively.

        Sales growth.    Our total net sales have grown from $19.1 million and $55.0 million for the three and nine months ended September 30, 2006, respectively, to $26.3 million and $75.4 million for the three and nine months ended September 30, 2007, respectively. Our sales growth has been driven primarily by: (i) continued Obagi Nu-Derm System sales growth fueled by Nu-Derm Condition and Enhance; (ii) Obagi-C Rx System sales; (iii) new ELASTIderm sales coupled with the launch of the second product in the product line in February 2007; (iv) the launch of CLENZIderm in February 2007; and (v) the expansion of our domestic sales force.

        Results of operations.    We commenced operations in 1997, and as of September 30, 2007, we had an accumulated deficit of $10.5 million. We reported net income of $3.9 million and $1.0 million during the three months ended September 30, 2007 and 2006, respectively, and $10.7 million and $3.6 million during the nine months ended September 30, 2007 and 2006, respectively.

        Seasonality.    Sales of our products have historically been higher between September and March. We believe this is due to increased product use and patient compliance during these months. We believe this increased usage and compliance relates to several factors such as higher patient tendencies toward daily compliance inversely proportionate to their tendency to travel and/or engage in other disruptive activities during summer months. Patient travel and other disruptive activities that affect compliance are at their peak during July and August.

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

Critical accounting policies and use of estimates

        Our discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, sales and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to revenue recognition, sales return reserve, accounts receivable, inventory and goodwill, and other intangible assets. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. By their nature, these estimates are subject to an inherent degree of uncertainty. As a result, we cannot assure you that actual results will not differ significantly from estimated results.

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

        We believe that the estimates, assumptions and judgments involved in revenue recognition, sales returns and allowances, accounts receivable, inventory, goodwill and intangible assets, leases, stock-based compensation and accounting for income taxes have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7. "Management's Discussion and Analysis of

Financial Condition and Results of Operation" of our 2006 Annual Report on Form 10-K filed with the Securities Exchange Commission on March 15, 2007.

Results of operations

The three months ended September 30, 2007 compared to the three months ended September 30, 2006

        Net sales.    The following table compares net sales by product line and certain selected products for the three months ended September 30, 2007 and 2006. The Company occasionally utilizes promotions to enhance sales. The Company previously classified sales under these promotions in the Other product line. The Company currently classifies these promotional activities under the product line being promoted by the promotion. Prior periods have been reclassified to conform to the current presentation.

	Three Months Ended September 30,
	2007	2006	Change
	(in thousands)
Net sales by product line
Skin health
Nu-Derm	$16,259	$13,617	19%
Vitamin C	2,692	2,321	16
Elasticity	1,646	—	—
Therapeutic	1,812	—	—
Other	2,471	1,880	31

Total	24,880	17,818	40
Licensing	1,401	1,287	9

Total net sales	$26,281	$19,105	38%

        Net sales increased by $7.2 million, or 37.6%, to $26.3 million during the three months ended September 30, 2007, as compared to $19.1 million during the three months ended September 30, 2006. During the three months ended September 30, 2007, we experienced Nu-Derm sales growth of $2.7 million. In addition, we saw combined sales growth of $1.0 million in the Vitamin C and Other product categories. We had a total of $3.4 million of new product sales comprised of $1.6 million in net sales of our ELASTIderm™ product within the Elasticity product category and $1.8 million from the Therapeutic product line consisting of CLENZIderm™. Licensing fees increased by $0.1 million. This aggregate sales growth was comprised of $6.7 million in the United States and $0.5 million from international markets. U.S. growth was fueled by the overall increase in the skin care market, the recent launch of two new product lines, ELASTIderm and CLENZIderm, and expansion of our sales force. Over 75% of the core product category sales growth experienced was attributable to an increase in our unit volumes. The Nu-Derm product category growth was largely driven by the expansion of our sales force, the promotional and educational efforts of our professional sales force and the launch of Condition and Enhance Systems for use with surgical and non-surgical procedures. Condition & Enhance products contributed $4.2 million during the quarter. The growth in the Vitamin C category was primarily due to strong sales performance by the Obagi-C Rx product line. The Elasticity and Therapeutic product category growths were driven by the launch of our first products in these product categories within the ELASTIderm and CLENZIderm product lines, in the latter half of October 2006 and February 2007, respectively, and the launch of CLENZIderm for Normal to Oily skin in July 2007. The Other product category growth was driven by a sales focused system approach. The system approach is designed to educate physicians on the benefits of prescribing the complete Nu-Derm system as opposed to partial systems. International sales growth was primarily in the Nu-Derm product line and primarily came from three of our regions: $0.3 million from the Far East, $0.1 million from the Middle East, and $0.1 million from the Europe and Other regions. Our licensing fees increased $0.1 million primarily due to Rohto's launch of a new product in the third quarter of 2007.

        Gross margin percentage.    Our gross margin percentage remained consistent at 82.5% for the three months ended September 30, 2007 compared to 82.5% for the three months ended September 30, 2006. Although we experienced a (i) $1.8 million increase in Therapeutic sales, which consisted of our CLENZIderm product line which has a lower gross margin compared to our other product line offerings, and (ii) had start-up manufacturing costs burdening the initial units of CLENZIderm produced and sold, we also experienced improved margins on products in our other product lines due to contract volume purchasing discounts with the manufacturer. Although we anticipate gaining efficiency in our manufacturing processes for CLENZIderm, we believe our margins will decline slightly in the near future due to increasing sales volumes of our CLENZIderm product line. CLENZIderm margins are anticipated to be lower due to lower initial volumes and resulting higher costs associated with the in-house manufacture of one of the products within the CLENZIderm system. Cost of sales also consists of outbound shipping and handling, work order scrap, licensing and royalty fees related to licensed intellectual property, depreciation and amortization attributable to products sold, and an inventory reserve for shrinkage and write-downs.

        Selling, general and administrative.    Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expense and other selling expenses. Selling, general and administrative expenses increased $2.9 million to $13.6 million during the three months ended September 30, 2007, as compared to $10.7 million for the three months ended September 30, 2006. This increase is primarily due to the following: (i) a $1.2 million increase due to the hiring of additional employees, largely direct sales, marketing and administrative personnel; (ii) a $0.9 million increase due to expenses incurred in connection with the public offering which closed in October 2007 (iii) a $0.5 million increase due to operating as a public company, mainly due to professional fees and Sarbanes-Oxley compliance; (iv) a $0.4 million increase due to non-cash compensation expense due to the options granted; and (v) $0.2 million increase due to regional trainings; offset by a $0.3 million decline in promotional expenses during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. As a percentage of net sales, selling, general and administrative expenses were 52% and 56% for the three months ended September 30, 2007 and 2006, respectively. We expect to incur additional operating costs, such as professional fees and insurance costs, related to the growth of our business and our operations as a public company. However, we believe selling, general and administrative expenses will continue to decrease as a percentage of net sales.

        Research and development.    Research and development expenses decreased $0.1 million to $1.4 million for the three months ended September 30, 2007 as compared to $1.5 million for the three months ended September 30, 2006. This decrease is primarily due to a $0.1 million decrease in research and development expenses related to formulation for products launched in late 2006 and early 2007. As a percentage of net sales, research and development expenses in the three months ended September 30, 2007 were 5% as compared to 8% in the three months ended September 30, 2006.

        Interest income and Interest expense.    Interest expense was $0.4 million during the three months ended September 30, 2007, as compared to $1.9 million for the three months ended September 30, 2006. The decline is attributable to a prepayment of $35.0 million in debt with the net cash proceeds received in our initial public offering in December 2006 and a mandatory prepayment of $1.3 million and optional prepayments of $16.5 million in debt during the nine months ended September 30, 2007, the normal principal payments we made during the fiscal years 2006 and 2007, and a decrease in the weighted average interest rate of 0.4% on our outstanding debt balance during the three months ended September 30, 2007. This decline was partially offset by the accelerated write off of $0.1 million in deferred debt issuance costs due to the debt prepayments made in the three months ended September 30, 2007. Interest income was $0 for the three months ended September 30, 2007.

        Income taxes.    Income tax expense increased $1.8 million to $2.5 million for three months ended September 30, 2007, as compared to $0.7 million for the three months ended September 30, 2006. Our effective tax rate was approximately 39.2% and 39.5% for the three months ended September 30, 2007 and 2006, respectively.

The nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

        Net sales.    The following table compares net sales by product line and certain selected products for the nine months ended September 30, 2007 and 2006. The Company occasionally utilizes promotions to enhance sales. The Company previously classified sales under these promotions in the Other product line. The Company currently classifies these promotional activities under the product line being promoted by the promotion. Prior periods have been reclassified to conform to the current presentation.

	Nine Months Ended September 30,
	2007	2006	Change
	(in thousands)
Net sales by product line
Skin health
Nu-Derm	$45,851	$39,010	18%
Vitamin C	8,531	7,514	14
Elasticity	6,077	—	—
Therapeutic	4,219	—	—
Other	7,367	5,387	38

Total	72,045	51,911	39
Licensing	3,349	3,120	7

Total net sales	$75,394	$55,031	37%

        Net sales increased by $20.4 million, or 37%, to $75.4 million during the nine months ended September 30, 2007, as compared to $55.0 million during the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we experienced Nu-Derm sales growth of $6.9 million. In addition, we saw combined sales growth of $3.0 million in the Vitamin C and Other product categories. We had a total of $10.3 million of new product sales resulting from $6.1 million in net sales of our ELASTIderm™ product within the Elasticity product category and $4.2 million from the Therapeutic product line consisting of CLENZIderm™. Licensing fees increased by $0.2 million. This aggregate sales growth was comprised of $18.9 million in the United States and $1.5 million from international markets. U.S. growth was fueled by the overall increase in the skin care market, the recent launch of two new product lines and the expansion of our sales force. Over 90% of the core product category sales growth experienced was attributable to unit volume growth. The Nu-Derm product category growth was largely driven by the expansion of our sales force, the promotional and educational efforts of our professional sales force and the launch of Obagi Condition and Enhance for Botox® in July 2006 and the launch of Condition and Enhance Systems in August 2007, which contributed $6.9 million year to date. The growth in the Vitamin C category was primarily due to strong sales performance by the Obagi-C Rx product line. The Elasticity and Therapeutic product category growths were driven by the launch of our first products in these product categories within the ELASTIderm and CLENZIderm product lines, in the latter half of October 2006 and in February 2007, respectively and the launch of CLENZIderm for Normal to Oily skin in July 2007. The Other product category growth was driven by a sales focused system approach. The system approach is designed to educate physicians on the benefits of prescribing the complete Nu-Derm system as opposed to partial systems. International sales growth was primarily in the Nu-Derm product line and primarily came from four regions: $0.4 million from North America excluding the United States, $0.4 million from the Middle East, and $0.4 million from the Europe and Other region and a $0.2 million increase in the Far East. Our licensing fees increased by $0.2 million primarily due to Rohto's launch of a new product in the second quarter of 2007.

        Gross margin percentage.    Our gross margin percentage decreased to 82.6% for the nine months ended September 30, 2007 compared to 83.4% for the nine months ended September 30, 2006, primarily as a result of: (i) the CLENZIderm product line sales in 2007, which have a lower gross margin compared to our other product line offerings; (ii) the start up manufacturing costs for the CLENZIderm BPO serum gel burden on the initial units produced and sold; and (iii) a decline in our Vitamin C margin due to a reserve for obsolete inventories arising from product reformulation of approximately $0.1 million. This was partially offset by improved margins on products in our Other product line due to contract volume purchasing discounts with the manufacturer. Although we anticipate gaining efficiency in our manufacturing processes for CLENZIderm, we believe our margins will remain slightly lower in the near future as we ramp up the sales volume of our CLENZIderm product line. Cost of sales also consists of outbound shipping and handling, work order scrap, licensing and royalty fees related to licensed intellectual property, depreciation and amortization attributable to products sold, and an inventory reserve for shrinkage and write-downs.

        Selling, general and administrative.    Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expense and other selling expenses. Selling, general and administrative expenses increased $8.3 million to $38.4 million during the nine months ended September 30, 2007, as compared to $30.1 million for the nine months ended September 30, 2006. This increase is primarily due to the following: (i) a $5.2 million increase due to the hiring of additional employees, largely direct sales, marketing and administrative personnel; (ii) a $1.0 million increase due to non-cash compensation expense due to the options granted; (iii) a $0.9 million increase due to expenses incurred in connection with a public offering completed in October 2007; (iv) a $0.3 million increase due to operating as a public company; (v) a $0.4 million increase in depreciation and amortization; (vi) a $0.3 million increase in volume driven activities; (vii) a $0.4 million increase in marketing related grants, honorariums and consultant fees; and (viii) $0.3 million increase due to regional trainings: offset by a $0.5 million decline in professional fees incurred in preparation for becoming a public company in the prior year. As a percentage of net sales, selling, general and administrative expenses were 51% and 55% for the nine months ended September 30, 2007 and 2006, respectively. We expect to incur additional operating costs, such as professional fees and insurance costs, related to the growth of our business and our operations as a public company. However, we believe selling, general and administrative expenses will continue to decrease as a percentage of net sales.

        Research and development.    Research and development expenses decreased $0.7 million to $4.1 million for the nine months ended September 30, 2007 as compared to $4.8 million for the nine months ended September 30, 2006. This decrease is primarily due to the following: (i) a $0.7 million decrease in salaries due to the severance payment made to Dr. Obagi pursuant to our separation agreement signed with Dr. Obagi in June 2006 and (ii) a $0.3 million decrease in expenses incurred in connection with the formulation costs of new products launched in late 2006 and early 2007; offset by a $0.3 million increase in outside services for new and existing products. As a percentage of net sales, research and development costs in the nine months ended September 30, 2007 were 5% as compared to 9% in the nine months ended September 30, 2006.

        Interest income and Interest expense.    Interest expense was $2.1 million during the nine months ended September 30, 2007, as compared to $5.1 million for the nine months ended September 30, 2006. The decline is attributable to a prepayment of $35.0 million in debt with the net cash proceeds received in our initial public offering in December 2006 and a mandatory prepayment of $1.3 million and optional prepayments of $16.5 million in debt during the nine months ended September 30, 2007, and the normal principal payments we made during the fiscal years 2006 and 2007, offset by an increase in the weighted average interest rate of 0.03% on our outstanding debt balance. This decline was partially offset by the accelerated write off of $0.6 million in deferred debt issuance costs due to the debt prepayments made in the nine months ended September 30, 2007. Interest income was $0.1 million for the nine months ended September 30, 2007. The increase is primarily due to the investment of the majority of our cash balance into a higher interest rate yielding money market account during the nine months ended September 30, 2007.

        Income taxes.    Income tax expense increased $4.6 million to $7.0 million for nine months ended September 30, 2007, as compared to $2.4 million for the nine months ended September 30, 2006. Our effective tax rate was approximately 39.4% and 40.1% for the nine months ended September 30, 2007 and 2006, respectively.

Liquidity and capital resources

        Management assesses our liquidity by our ability to generate cash to fund our operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; funds required for acquisitions; adequate credit facilities; and financial flexibility to attract long-term capital on satisfactory terms. As of September 30, 2007, our accumulated deficit was $10.5 million. We currently invest our cash and cash equivalents in large money market funds consisting of debt instruments of the U.S. government, its agencies and high-quality corporate issuers. Historically, we have generated cash from operations in excess of working capital requirements and through private and public sales of common stock. We had $10.0 million available on our revolving line of credit as of September 30, 2007 and December 31, 2006. In December 2006, pursuant to the third amendment of our Facility entered into in November 2006, we made a prepayment of $35.0 million on the outstanding balance of the term loans with the net proceeds we received from the completion of our initial public offering on December 19, 2006. In the quarter ended September 30, 2007, we also made a mandatory $0.1 million principal repayment and $2.5 million in optional principal repayments. As of September 30, 2007, we had $7.0 million in outstanding debt under the term loans in our Facility. Borrowings under the Facility are subject to certain financial and operating covenants that include, among other provisions, maintaining a maximum Debt to EBITDA Ratio and minimum EBITDA levels and restrictions on our ability to pay dividends. Certain covenants also limit annual capital expenditures and use of proceeds from the issuance of debt and equity securities. We were in compliance with all financial and non-financial covenants as of September 30, 2007 and December 31, 2006.

        The Company completed a registered public offering on October 17, 2007. The offering was priced at $20.00 per share with a 5.5% underwriting discount. In the offering the Company sold 800,000 shares of common stock and received net proceeds of $15.1 million. The Company used a portion of the proceeds from this offering to repay all outstanding Term A and Term B debt under the Facility. No gain or loss on extinguishment of the debt was incurred. Deferred financing costs of $207 related to the Term A and B notes were written off upon the extinguishment. The Company continues to have access to the revolving line of credit under the Facility.

        On May 29, 2007, the Company entered into a Settlement and Consent Agreement and Mutual Release (the "Agreement") with the estate of Austin T. McNamara, the former Chairman of our board of directors, President and Chief Executive Officer, the McNamara Family Irrevocable Trust dated December 17, 2004, the McNamara Family Trust dated December 27, 2004 (collectively, the "Trusts"),

Lucy B. McNamara, individually and as trustee of the Trusts and as executor of the estate of Austin T. McNamara, and Lighthouse Venture Group, LLC, a limited liability company that was controlled by Mr. McNamara (collectively, the "McNamara Parties"). Pursuant to the Agreement, the Company and the McNamara Parties have released each other from all claims they may have against each other, except for claims related to potential taxes and related charges, should they arise, with respect to the past exercise of certain stock options by the Trusts. No payments were made by the parties to each other in connection with the settlement of the claims. The settlement includes the release of claims by the McNamara Parties, as described in the Company's 2006 Annual Report on Form 10-K, that we were obligated to purchase the 1,875,001 shares of Obagi common stock then owned by the Trusts and all claims related to Mr. McNamara's employment with Obagi and the termination of his employment. In connection with the release, we have written off a net receivable of approximately $0.1 million for a claimed compensation overpayment to a McNamara Party. The McNamara Parties also sold all of their Obagi stock to an institutional investor in a privately negotiated transaction. As a condition to that transaction, the purchaser of the shares signed the lock-up agreement executed by our other stockholders in connection with our initial public offering. This lock-up agreement expired on June 13, 2007.

        As of September 30, 2007 and December 31, 2006, we had approximately $2.5 million and $11.3 million, respectively, of cash and cash equivalents and working capital of $19.4 million and $21.9 million, respectively, which includes a current deferred tax asset of $1.0 million on both dates, related primarily to the future benefit of our net operating losses for tax purposes.

        We expect to increase our selling, marketing and administrative expenses and our research and development expenses. We anticipate our selling and marketing expenses to increase as we seek to: (i) expand our professional sales force; (ii) increase our efforts towards physician training and patient awareness; (iii) support the launch of new products or the expanded application of existing products; and (iv) expand our distribution to new physician specialties. We anticipate that our administrative expenses will increase to support our current growth plans and compliance with our obligations as a public company. Our research and development expenses will likely increase as a result of our current plans to (i) research and develop new products and (ii) expand the application of current products. We believe that our cash outflows related to acquiring products and entering into licensing agreements may increase as we seek to expand our product portfolio. Additionally, if sales of our current products continue to increase and/or we increase the number of products in our portfolio, we may find it necessary to consider alternative manufacturing relationships, which may include the acquisition of our own manufacturing facilities or additional capital expenditures for facilities and equipment of third-party manufacturers that are dedicated to our products.

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

Cash flow

        Nine Months ended September 30, 2007.    For the nine months ended September 30, 2007, net cash provided by operating activities was $10.6 million. The primary sources and uses of cash were $10.7 million in net income, including the effect of: (i) adjusting for non-cash items; (ii) an increase of accounts receivable through an increase of days sales outstanding, or DSO, from 44 days to 51 days due to timing of collections and payment; (iii) decrease in prepaid and other assets due to the amortization of annual insurance premiums and promotional initiatives; (iv) an increase of inventory through added stocking levels for new products in our CLENZIderm M.D.™ and ELASTIderm™ product lines (our inventory turn ratio increased from 2.0 to 2.2); and (v) a net increase in accounts payable and current liabilities through timing of payment for operational and inventory purchases.

        Net cash used in investing activities was $0.8 million for the nine months ended September 30, 2007. This was primarily due to investments in patent related intellectual property and investments of capital into our new manufacturing facility, and the cost of general leasehold improvements, information technology equipment and software upgrades. We anticipate spending approximately $1.2 million in total for capital expenditures by the end of 2007.

        Net cash used in financing activities was $18.6 million for the nine months ended September 30, 2007. This was primarily the result of optional debt prepayments as well as a mandatory debt prepayment and regularly scheduled debt payments.

        Nine months ended September 30, 2006.    For the nine months ended September 30, 2006, net cash provided by operating activities was $9.5 million. The primary sources and uses of cash were $3.6 million in net income, including the effect of: (i) adjusting for non-cash items; (ii) a decrease of accounts receivable through an improvement of days sales outstanding, or DSO, from 49 days to 47 days: (iii) a decrease in prepaids through the occurrence of previously funded promotional initiatives; (iv) an increase of inventory through added stocking levels of the Nu-Derm system in anticipation of peak seasonal sales between the months of September through March, and for the new products in our Other product line scheduled for launch in the latter part of 2006. Our inventory turn ratio decreased from 2.9 to 2.4; and (v) a net increase in accounts payable and current liabilities through increased costs associated with our initial public offering and timing, which was partially offset by the payment of 2005 accrued bonuses and the prepayment of rent to an affiliate of Dr. Obagi for the lease of our Marketing and Training Center.

        Net cash used in investing activities was $1.9 million for the nine months ended September 30, 2006. This was primarily through capital invested in a Marketing and Training Center located within a building owned by Dr. Obagi, capital invested in our new manufacturing facility, and the cost of general leasehold improvements, information technology equipment and software upgrades.

        Net cash used in financing activities was $5.4 million for the nine months ended September 30, 2006. This was primarily the result of principal payments under the Credit Agreement.

Recent accounting pronouncements

New accounting standards

        In February 2006, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force ("EITF") Issue No. 06-3 ("EITF No. 06-3"), How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). EITF No. 06-3 requires disclosures surrounding a company's accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF No. 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF No. 06-3 is effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. As we present such taxes on a net basis in its consolidated Statements of Income, the adoption of EITF No. 06-3 as of January 1, 2007 did not have an impact on our consolidated financial statements.

        In June 2007, the FASB issued EITF Issue No. 07-03 ("EITF 07-03"), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company has not yet determined the impact that the adoption of EITF 07-03 will have on its consolidated financial position, results of operations or cash flows.

        In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit. We recognized the cumulative effect of $90,000 from adopting FIN 48 as an increase to our opening accumulated deficit and as an increase in the liability for unrecognized income tax benefits. In addition, we recorded accrued interest related to uncertain tax positions of $29,000.

        In September 2006, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157 ("SFAS No. 157"), Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity's own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet determined the impact that the adoption of SFAS No. 157 will have on our consolidated financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159 ("SFAS No. 159"), The Fair Value Option for Financial Assets and Financial Liabilities, to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). We will adopt the provisions of SFAS No. 159 on January 1, 2008. We have not yet determined the impact that the adoption of SFAS No. 159 will have on our consolidated financial position, results of operations or cash flows.

        In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2 ("FSP EITF 00-19-2"), Accounting for Registration Payment Arrangements, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies." Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-2 as of January 1, 2007 did not have an impact on our financial position, results of operations or cash flows.

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

Interest rate risk

        Our interest income and expense is more sensitive to fluctuations in the general level of U.S. prime rate and LIBOR interest rates than to changes in rates in other markets. Changes in U.S. LIBOR interest rates affect the interest earned on our cash and cash equivalents and the interest expense on our debt. At September 30, 2007, we had approximately $7.0 million of variable rate debt. If the interest rates on the variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.1 million.

        In March 2005, we purchased a LIBOR interest rate cap agreement as an economic hedge against our Facility borrowings. The interest rate cap is 6.0% on a decreasing notional amount starting at $35.0 million decreasing to approximately $34.0 million. This agreement expires on January 1, 2008. We reflected the cap on the consolidated Balance Sheet at its fair market value and any change in fair value is reported in interest expense. As of September 30, 2007, the fair value of the interest rate cap was $0.

        The Company completed a registered public offering on October 17, 2007. The offering was priced at $20.00 per share with a 5.5% underwriting discount. In the offering the Company sold 800,000 shares of common stock and received net proceeds of $15.1 million. The Company used a portion of the proceeds from this offering to repay all outstanding Term A and Term B debt under the Facility. No gain or loss on extinguishment of the debt was incurred. Deferred financing costs of $0.2 million related to the Term A and B notes were written off upon the extinguishment and recorded as interest expense.

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        As of September 30, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        We are not currently required to comply with Section 404 (Management's Annual Report on Internal Control Over Financial Reporting) of the Sarbanes-Oxley Act of 2002 because we are not an "accelerated filer," as defined by Rule 12b-2 under the Exchange Act. We are in the process of continuously improving our internal controls over financial reporting processes and procedures for our financial reporting so that our management can report on these processes and procedures when required to do so.

Changes in internal control over financial reporting

        There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1: LEGAL PROCEEDINGS

        On May 29, 2007, the Company entered into a Settlement and Consent Agreement and Mutual Release (the "Agreement") with the estate of Austin T. McNamara, the former chairman of the Company's board of directors, president and chief executive officer, the McNamara Family Irrevocable Trust dated December 17, 2004, the McNamara Family Trust dated December 27, 2004 (collectively, the "Trusts"), Lucy B. McNamara, individually and as trustee of the Trusts and as executor of the estate of Austin T. McNamara, and Lighthouse Venture Group, LLC, a limited liability company that was controlled by Mr. McNamara (collectively, the "McNamara Parties"). Pursuant to the Agreement, Obagi and the McNamara Parties have released each other from all claims they may have against each other, except for claims related to potential taxes and related charges, should they arise, with respect to the past exercise of certain stock options by the Trusts. No payments were made by the parties to each other in connection with the settlement of the claims. The settlement includes the release of claims by the McNamara Parties, as described in the Company's initial public offering prospectus and 2006 Form 10-K, that Obagi was obligated to purchase the 1,875,001 shares of Obagi common stock owned by the Trusts and all claims related to Mr. McNamara's employment with Obagi and the termination of his employment. In connection with the release, The Company has written off a net receivable of approximately $143,000 for a claimed compensation overpayment to a McNamara Party. The McNamara Parties have also agreed to sell all of their Obagi stock to an institutional investor in a privately negotiated transaction. As a condition to that transaction, the purchaser of the shares signed the lock-up agreement executed by other Obagi stockholders in connection with Obagi's initial public offering.

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

        In order to protect or enforce our intellectual property rights, we may initiate litigation. In addition, others may initiate litigation related to intellectual property against us. Companies against whom we might initiate litigation or who might initiate litigation against us may be better able to sustain the costs of litigation because they have substantially greater resources. We may become subject to interference proceedings conducted in patent and trademark offices to determine the priority of inventions. There are numerous issued and pending patents in the skin care product field. The validity and breadth of such patents may involve complex legal and factual questions for which important legal principles may remain unresolved. If third parties file oppositions to our patent applications in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of our filed foreign patent applications. We also have worked with consultants in developing our intellectual property portfolio. To the extent any of these consultants are involved in litigation involving intellectual property related to us, we may also become a party to such actions or otherwise be adversely affected by virtue of our relationships with the consultants. For example, we recently learned that JR Chem, a consultant who helped us develop CLENZIderm and has granted us a license under certain patent applications that cover CLENZIderm, is involved in a lawsuit in which the plaintiff claims that the owner of JR Chem misappropriated the plaintiff's trade secrets. Based upon our review of certain documents filed in connection with this lawsuit, it appears that the plaintiff may believe that JR Chem may have utilized the plaintiff's trade secrets in developing CLENZIderm and filing the patent applications that cover CLENZIderm. To date, no claims have been asserted against us by the plaintiff, but if the plaintiff is successful in pursuing its claims against JR Chem, it could result in a material adverse effect on our CLENZIderm business.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5: OTHER INFORMATION

        None.

ITEM 6: EXHIBITS

Exhibit	Exhibit title
3.1	Amended and Restated Certificate of Incorporation of the Company	(1)
3.2	Amended and Restated Bylaws of the Company	(1)
4.1	Specimen Stock Certificate	(1)
4.3	Investor's Rights Agreement, by and among the Company, Mandarin Partners LLC and the Zein & Samar Obagi Family Trust dated December 2, 1997, as amended and assigned.	(1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*
Filed herewith

+
Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.

**
Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.

(1)
Incorporated herein by reference to the Company's Registration of Form S-1/A (Registration No. 333-137272, previously filed with the Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBAGI MEDICAL PRODUCTS, INC.
Date: November 14, 2007	By:	/s/ STEVEN R. CARLSON Steven R. Carlson Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2007	By:	/s/ STEPHEN A. GARCIA Stephen A. Garcia Chief Financial Officer (Principal Financial Officer)

QuickLinks

OBAGI MEDICAL PRODUCTS, INC. QUARTERLY REPORT ON FORM 10-Q TABLE OF CONTENTS
PART I
  ITEM 1: FINANCIAL STATEMENTS
Obagi Medical Products, Inc. Unaudited Condensed Consolidated Balance Sheets (Dollars in thousands, except share and per share amounts)
Obagi Medical Products, Inc. Unaudited Condensed Consolidated Statements of Income (Dollars in thousands, except share and per share amounts)
Obagi Medical Products, Inc. Unaudited Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income (Dollars in thousands, except share and per share amounts)
Obagi Medical Products, Inc. Unaudited Condensed Consolidated Statements of Cash Flows (Dollars in thousands, except share and per share amounts)
  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking statements
  ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4T: CONTROLS AND PROCEDURES
PART II
  ITEM 1: LEGAL PROCEEDINGS
  ITEM 1A: RISK FACTORS
  ITEM 3: DEFAULTS UPON SENIOR SECURITIES
  ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5: OTHER INFORMATION
  ITEM 6: EXHIBITS
SIGNATURES