Form 10-Q
period 2008-03-31
Obagi Medical Products, Inc.
filed 2008-05-08
CIK 1375247

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         There were 22,649,954 shares of the registrant's common stock issued and outstanding as of May 2, 2008.

OBAGI MEDICAL PRODUCTS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

i

PART I

ITEM 1: FINANCIAL STATEMENTS

Obagi Medical Products, Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	March 31, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$21,334	$14,054
Accounts receivable, net	14,891	17,370
Accounts receivable from related parties, net	1,602	982
Inventories, net	6,596	6,047
Prepaid expenses and other current assets	5,536	5,782

Total current assets	49,959	44,235
Property and equipment, net	2,567	2,759
Goodwill	4,629	4,629
Intangible assets, net	5,730	5,760
Other assets	2,272	2,380

Total assets	$65,157	$59,763

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,418	$6,664
Current portion of long-term debt	52	54
Accrued liabilities	4,416	3,274

Total current liabilities	11,886	9,992
Long-term debt	36	42

Total liabilities	11,922	10,034
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized, 22,659,739 and 22,653,349 shares issued and 22,649,954 and 22,643,564 shares outstanding at March 31, 2008 and December 31, 2007, respectively	23	23
Additional paid-in capital	56,336	55,805
Accumulated deficit	(3,038)	(6,031)
Accumulated other comprehensive loss	(86)	(68)

Total stockholders' equity	53,235	49,729

Total liabilities and stockholders' equity	$65,157	$59,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.

Unaudited Condensed Consolidated Statements of Income

(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2008	2007
Net sales	$25,374	$23,046
Cost of sales	4,721	3,961

Gross profit	20,653	19,085
Selling, general and administrative expenses	14,295	12,313
Research and development expenses	1,436	1,244

Income from operations	4,922	5,528
Interest income	103	44
Interest expense	(37)	(734)

Income before provision for income taxes	4,988	4,838
Provision for income taxes	1,995	1,912

Net income	$2,993	$2,926

Net income attributable to common shares
Basic	$0.13	$0.13

Diluted	$0.13	$0.13

Weighted average common shares outstanding
Basic	22,646,254	21,801,961
Diluted	22,777,640	21,888,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.

Unaudited Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income

(Dollars in thousands, except share and per share amounts)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balances, as of December 31, 2007	22,643,564	$23	$55,805	$(6,031)	$(68)	$49,729
Comprehensive income:
Translation adjustment, net of tax effect ($12 benefit)	—	—	—	—	(18)	(18)
Net income for the three months ended March 31, 2008	—	—	—	2,993	—	2,993

Total comprehensive income						2,975
Stock compensation expense	—	—	462	—	—	462
Issuance of common stock upon exercise of incentive stock options	6,390	—	69	—	—	69

Balances, as of March 31, 2008	22,649,954	$23	$56,336	$(3,038)	$(86)	$53,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$2,993	$2,926
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	622	714
(Recovery of) provision for doubtful accounts	(85)	90
Stock compensation expense	462	364
Changes in operating assets and liabilities
Accounts receivable	1,944	(716)
Inventories	(549)	(1,887)
Prepaid expenses and other current assets	246	396
Other assets	83	50
Accounts payable	754	18
Accrued liabilities	1,142	(587)

Net cash provided by operating activities	7,612	1,368
Cash flows from investing activities
Purchases of property and equipment	(201)	(143)
Purchase of other intangible assets	(174)	(170)

Net cash used in investing activities	(375)	(313)
Cash flows from financing activities
Principal payments on capital lease obligations	(8)	(9)
Payment received on stockholder receivable	—	23
Proceeds from exercise of stock options	69	—

Net cash provided by in financing activities	61	14
Effect of exchange rate changes on cash and cash equivalents	(18)	(4)

Net increase in cash and cash equivalents	7,280	1,065
Cash and cash equivalents at beginning of period	14,054	11,298

Cash and cash equivalents at end of period	$21,334	$12,363

Non cash investing and financing activities
Interest rate cap fair value adjustment	$—	$(1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

Note 1: Description of Business and Basis of Presentation

        Obagi Medical Products, Inc. (the "Company") is a specialty pharmaceutical company focused on the aesthetic and skin health markets. The Company develops and commercializes prescription-based, topical skin health systems. The Company is incorporated under the laws of the state of Delaware. The Company markets its products through its own sales force throughout the United States, and through 15 distribution partners in 39 other countries in regions including North America, Europe, the Far East, the Middle East, Central America, and South America. The Company also licenses certain non-prescription product concepts under the Obagi trademark to a large Japanese based pharmaceutical company for sale through consumer distribution channels in Japan.

Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to fairly state the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual periods and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2007. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. Where appropriate, prior year amounts have been reclassified to conform to current year presentation. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other period(s).

Note 2: Recent Accounting Pronouncements

        In December 2007, FASB issued SFAS No. 141(revised 2007) ("SFAS No. 141(R)"), Business Combinations, which among other things, requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue ("EITF") No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, to be recorded as a component of purchase accounting. This statement is effective as of the beginning of an entity's first fiscal year beginning after December 15, 2008. The Company will adopt the provisions of this standard beginning January 1, 2009. The provisions of SFAS No. 141(R) will only impact the Company if it is party to a business combination after the standard has been adopted.

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

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
(Continued)

Note 2: Recent Accounting Pronouncements (Continued)

        In June 2007, the FASB issued EITF Issue No. 07-03 ("EITF 07-03"), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company adopted the provisions of this issue beginning January 1, 2008. The adoption of EITF 07-03 did not have an impact on its consolidated financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159 ("SFAS No. 159"), The Fair Value Option for Financial Assets and Financial Liabilities, to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No.157 ("SFAS No. 157"), Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company adopted the provisions of SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have an impact on its consolidated financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity's own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, FSP No. 157-2, Effective Date of FASB Statement No. 157, was issued in February 2008 which defers the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Accordingly, the Company's adoption of this standard as of January 1, 2008 was limited to financial assets and liabilities. The adoption of the provisions of SFAS No. 157 relating to financial assets and liabilities did not have an impact on the Company's consolidated financial position, results of operations or cash flows. The Company will adopt the provisions related to nonfinancial assets and liabilities beginning January 1, 2009. The adoption of

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
(Continued)

Note 2: Recent Accounting Pronouncements (Continued)

the provisions related to nonfinancial assets and liabilities is not expected to have a material impact on the Company's consolidated financial position, results of operation or cash flows.

Note 3: Composition of certain financial statement captions

Inventories

        Inventories consist of raw materials and finished goods manufactured in-house and purchased from third parties and are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory reserves are measured as the difference between cost of inventory and the estimated net realizable value. Provision for inventory reserves is charged to cost of sales. The Company's estimated inventory reserve is provided for in the condensed consolidated financial statements and actual reserve requirements approximated management's estimates.

	March 31, 2008	December 31, 2007
Inventories, net
Raw materials	$2,164	$2,610
Finished goods	4,872	3,906

	7,036	6,516
Less reserve for inventories	(440)	(469)

	$6,596	$6,047

Accrued liabilities

	March 31, 2008	December 31, 2007
Accrued liabilities
Salaries and related benefits	$1,722	$2,035
Income taxes payable	1,355	—
Related parties (Note 6)	121	135
Other	1,218	1,104

	$4,416	$3,274

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

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
(Continued)

Note 4: Intangible Assets (Continued)

        At March 31, 2008 and December 31, 2007, the carrying amounts and accumulated amortization of intangible assets are as follows:

	March 31, 2008			December 31, 2007
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Trademarks	$7,368	$(3,759)	$3,609	$7,343	$(3,668)	$3,675
Distribution rights	1,082	(903)	179	1,082	(876)	206
Covenant not-to-compete	931	(931)	—	931	(931)	—
Licenses	1,975	(1,107)	868	1,875	(1,107)	768
Other intangible assets	3,377	(2,303)	1,074	3,327	(2,216)	1,111

	$14,733	$(9,003)	$5,730	$14,558	$(8,798)	$5,760

        Amortization expense related to all intangible assets, including certain amounts reflected in cost of sales, for the three months ended March 31, 2008 and 2007 was $205 and $233, respectively.

Note 5: Income taxes

        The Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. As of March 31, 2008 and December 31, 2007, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $163 and $161 respectively. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008 and December 31, 2007, accrued interest related to uncertain tax positions was $42 and $40, respectively.

        The tax years 2003-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

        Income taxes are determined using an annual effective tax rate, which generally differs from the United States federal statutory rate, primarily because of state taxes. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, along with net operating loss and credit carryforwards.

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

Note 6: Related-party transactions

        One of our largest shareholders, Dr. Zein Obagi, is a 70% beneficial shareholder in Cellogique Corporation ("Cellogique"), one of the Company's largest international distribution partners. On November 10, 2005, the Company entered into a new Distribution Agreement with Cellogique. The

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
(Continued)

Note 6: Related-party transactions (Continued)

agreement granted Cellogique the exclusive right to promote, market, sell, distribute and sub-distribute certain specified products to customers within the Middle East. In addition to his primary medical practice in Beverly Hills, California, Dr. Obagi is also a 75% owner of two other dermatology clinics, Chinese Obagi Corporation and Vietnamese Obagi Corporation (the "Clinics") that also purchase products from the Company. The Clinics are located in Southern California and cater to the local Chinese and Vietnamese communities. Other than the common ownership interest by Dr. Obagi, the Company is otherwise unrelated to the Clinics.

        On January 9, 2008, the Company entered into an Assignment Agreement with ZSO, LP, an affiliate of Dr. Obagi, whereby the Company assigned its rights under a construction contract associated with the Company's leased space for its marketing and training center.

        On January 9, 2008, the Company entered into an Indemnification Agreement with Dr. Obagi, and his affiliates, Zein E. Obagi, M.D., Inc., Samar Obagi, the Zein and Samar Obagi Family Trust, Skin Health Properties, Inc., and ZSO, LP, which provides for approximately $340 to be placed in escrow in exchange for an indemnification for any liability arising from the underlying construction contract. By the terms of the June 29, 2006 letter agreement by and among the Company, Dr. Obagi, Skin Health Properties and others, Skin Health Properties is required to reimburse the Company for a corresponding amount. As of March 31, 2008, payment has neither been received from Dr. Obagi and his affiliates nor have funds been placed in escrow.

        Total sales made to Dr. Obagi, Cellogique and the Clinics, and the related cost of sales for the three months ended March 31, 2008 and 2007, are included in the Company's consolidated Statements of Operations and are as follows:

	Three Months Ended March 31,
	2008	2007
Net sales	$941	$727
Costs of sales	203	97

        Combined amounts due from Dr. Obagi, Cellogique and the Clinics for product purchases at March 31, 2008 and December 31, 2007 are reflected in accounts receivable, net in the accompanying condensed consolidated Balance Sheets as follows:

	March 31, 2008	December 31, 2007
Due from Dr. Obagi	$493	$500
Due from Cellogique	1,034	424
Due from China Obagi Corporation	75	58

	$1,602	$982

        Amounts payable to Dr. Obagi and Stonington Partners, Inc., the Company's largest shareholder owning approximately 20.8% of the Company's outstanding stock as of March 31, 2008, for any bonus,

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
(Continued)

Note 6: Related-party transactions (Continued)

annual payment or royalties and interest, and to other stockholders and their affiliates for other services as of March 31, 2008 and December 31, 2007 are reflected in accrued expenses in the accompanying condensed consolidated Balance Sheets as follows:

	March 31, 2008	December 31, 2007
Dr. Obagi	$113	$118
Stonington Partners, Inc.	8	17

	$121	$135

Note 7: Commitments and Contingencies

Employment Agreements

        On March 3, 2008, the Company and Steven R. Carlson, the Company's Chief Executive Officer, amended Mr. Carlson's employment agreement (the "Amendment") effective as of March 1, 2008. The Amendment (i) increased Mr. Carlson's base salary to $500,000 per year or such greater amount as the compensation committee may from time to time determine; (ii) increased Mr. Carlson's annual bonus to up to 75% of his base salary based upon achievement of certain Company and individual targets; (iii) provided for a future grant of non-qualified options to purchase a total of an additional 225,000 shares of the Company's common stock, which vests over five years, at an exercise price of 125% of the fair market value of the Company's common stock on the date of the grant. The date of grant shall be that date in 2008 on which the Company's senior executives receive option grants; and (iv) extended the term of Mr. Carlson's employment agreement until the occurrence of an Event of Termination (as defined in the employment agreement, as amended). As of March 31, 2008, no options have been granted to Mr. Carlson under the Amendment.

        On March 24, 2008 the Company entered into a letter agreement with Stephen A. Garcia, the Company's Chief Financial Officer, regarding the transition arrangements related to his resignation (the "Transition Agreement"), pursuant to which Mr. Garcia's employment relationship with the Company will end on July 15, 2008, unless earlier terminated by Mr. Garcia or by the Company for any reason. During this period, Mr. Garcia will continue to receive his current salary and benefits. If Mr. Garcia remains employed through July 15, 2008, performs his transitional duties to the Company's satisfaction and executes and delivers the separation agreement and general release, the Company will pay Mr. Garcia a transition success payment equal to one year of pay at his current rate of compensation of $253,000. Such transitional success payment will be payable over a period of one year in equal installments on the Company's normal payroll schedule, less all normal payroll deductions. Mr. Garcia will not be an employee during the period that these payments are made. In addition, Mr. Garcia will be eligible, at the Chief Executive Officer's sole discretion, to have all of his stock options that would have vested between July 15, 2008 and December 31, 2008 to be fully vested and immediately exercisable as of July 15, 2008. Pursuant to the Transition Agreement, Mr. Garcia will release and discharge any claims that he may have as of July 15, 2008 against the Company and our current and former owners, stockholders, employees, agents, attorneys, representatives, related companies, assignees as well as other related parties. The Transition Agreement also requires Mr. Garcia to maintain the

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
(Continued)

Note 7: Commitments and Contingencies (Continued)

confidentiality of all of the Company's confidential and proprietary information. Pursuant to the Transition Agreement, the Company accrued $22 as of March 31, 2008.

Litigation

        From time to time, the Company is involved in litigation and other legal matters in the normal course of business. Management does not believe that the outcome of any current matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Note 8: Earnings per common share ("EPS")

        The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional potential common shares that would have been outstanding if the potential common shares had been issued and if the additional potential common shares were dilutive. Potential common shares are excluded from the computation if their effect is anti-dilutive. The Company's potential common shares consist of stock options and restricted stock awards issued under the Company's Stock Option Plans.

        Under the treasury stock method, the assumed proceeds calculation includes: (a) the actual proceeds to-be-received from the employee upon exercise, (b) the average unrecognized compensation cost during the period and (c) any tax benefits that will be credited upon exercise to additional paid-in capital. The Company determines whether its windfall pool of available excess tax benefits is sufficient to absorb the shortfall. As of March 31, 2008, the Company did not have a shortfall. If so, the effect of the hypothetical deferred tax asset write-off reduces the assumed proceeds in the treasury stock calculation. If there is no pool of available excess tax benefits, or if the amount of the pool is insufficient to absorb the entire hypothetical deficient tax deduction, the amount of the deficiency that is charged to income tax expense is not considered to be a reduction of the assumed proceeds. Currently, the Company has determined that it has a sufficient windfall pool available.

        Basic and diluted earnings per common share were calculated using the following weighted average shares outstanding for the three month period ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Weighted average shares outstanding—basic	22,646,254	21,801,961
Effect of dilutive stock options	131,386	86,550

Weighted average shares outstanding—diluted	22,777,640	21,888,511

        Diluted earnings per share does not include the impact of common stock options then outstanding of 378,952 and 801,667 for the three months ended March 31, 2008 and 2007, respectively, as the effect of their inclusion would be anti-dilutive.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
(Continued)

Note 9: Stock Options & Restricted Stock Units

        During the three months ended March 31, 2008, the Company's board of directors, through its compensation committee, granted 161,000 options under the 2005 Stock Incentive Plan (the "2005 Plan") to employees of the Company, including officers, with an exercise price ranging from $9.35 to $16.25, which was equal to or greater than the fair value of the underlying common stock on the date of grant.

        During the three months ended March 31, 2008, the Company's board of directors, through its compensation committee, granted 45,000 restricted stock units under the 2005 Plan to officers of the Company. The fair market value of the restricted stock units granted was $16.25, which was based upon the fair value of the Company's common stock on the date of grant. The resulting compensation expense from the restricted stock unit grants is recognized on a straight-line basis over the requisite service period, which equals the restricted stock unit vesting term of fifteen months.

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

        Management evaluates its segments on a revenue and gross profit basis, which is presented below. The United States information is presented separately as the Company's headquarters reside in the United States. United States sales represented 84% and 85% of total consolidated net sales for the three months ended March 31, 2008 and 2007, respectively. No other country or single customer generates over 10% of total Company consolidated net sales.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
(Continued)

Note 10: Segments (Continued)

        All of the Company's long-lived assets are located in the United States. The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

	Three Months Ended March 31,
	2008	2007
Net sales by segment
Skin health	$24,185	$22,258
Licensing	1,189	788

Net sales	$25,374	$23,046

Gross profit by segment
Skin health	$19,497	$18,333
Licensing	1,156	752

Gross profit	$20,653	$19,085

Geographic information
United States	$21,430	$19,615
International	3,944	3,431

Net sales	$25,374	$23,046

	Three Months Ended March 31,
	2008	2007
Net sales by product line
Skin health
Nu-Derm	$12,716	$13,849
Vitamin C	2,855	2,451
Elasticity	4,570	2,213
Therapeutic	1,442	1,348
Other	2,602	2,397

Total	24,185	22,258
Licensing	1,189	788

Total net sales	$25,374	$23,046

Note 11: Subsequent events

        On April 22, 2008, the Company's board of directors, through its compensation committee, granted 4,500 options under the 2005 Plan to employees of the Company, with an exercise price of $7.00, which was equal to the fair value of the underlying common stock on the date of grant.

        On April 30, 2008, the Company entered into a lease agreement with Kilroy Realty, L.P. for the lease of office space located in Long Beach, California. The Company will be relocating its corporate headquarters to the new facility upon completion of the leasehold improvements. The new facility consists of 30,884 rentable square feet and the term of the lease is for seven years with an option to

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
(Continued)

Note 11: Subsequent events (Continued)

extend the lease term for five years. The total lease payments over the initial term approximate $7,054. The Company will take possession of the facility on July 1, 2008 and the lease will commence in October 2008. When the Company relocates to the new facility, it will have no material obligations remaining under the lease for the space it currently occupies.

        On May 2, 2008, the Company's board of directors, through its compensation committee, granted 60,000 options under the 2005 Plan to officers of the Company, with an exercise price of $10.91, which was greater than the fair value of the underlying common stock on the date of grant. Upon the grant of the aforementioned options, Mr. Carlson, was granted 225,000 options with an exercise price of $10.91. The grant of these options was previously approved but contingent upon the grant of options to the Company's senior executives (see Note 7).

        On May 6, 2008, the Company entered into a lease extension for its current corporate headquarters located in Long Beach, California for a term of three months, commencing August 1, 2008.

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

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the "Risk Factors" section of our 2007 Annual Report on Form 10-K. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

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

        Current products.    Our primary product line is the Obagi Nu-Derm System, which we believe is the only clinically proven, prescription-based, topical skin health system on the market that has been shown to enhance the skin's overall health by correcting photo-damage at the cellular level, resulting in a reduction of the visible signs of aging. The primary active ingredients in this system are 4% hydroquinone and over the counter, or OTC, skin care agents. In April 2004, we introduced the Obagi-C Rx System consisting of a combination of prescription and OTC drugs and adjunctive cosmetic skin care products to treat skin conditions resulting from sun damage and the oxidative damage of free radicals. The central ingredients in this system are 4% hydroquinone and Vitamin C. In October 2005, we launched the Obagi Professional-C products, a complete line of proprietary, non-prescription products, which consists of Vitamin C serums used to reduce the appearance of damage to the skin caused by ultraviolet radiation and other environmental influences. In July 2006, we launched our Obagi Condition and Enhance System, for use in conjunction with commonly performed cosmetic procedures including Botox® injections. In October 2006, we launched our first product in the ELASTIderm™ product line, an eye cream for improving the elasticity and skin tone around the eyes. We introduced the CLENZIderm M.D.™ system and a second product in the ELASTIderm™ system to address acne and skin elasticity, respectively, based on positive interim clinical results, in February 2007.

In July 2007, we launched our second system in the CLENZIderm M.D. line, CLENZIderm M.D. System II, which is specifically formulated for normal to dry skin. In August 2007, we launched two new Nu-Derm Condition and Enhance Systems. . In February 2008, we launched ELASTIderm™ Décolletage a system to treat skin conditions resulting from sun damage and improve the elasticity and skin tone for the neck and chest area. One is designed specifically for use with non-surgical procedures while the other has been developed for use with surgical procedures. We also market tretinoin, used for the topical treatment of acne in the United States, and Obagi Blue Peel products, used to aid the physician in the application of skin peeling actives.

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

        Aesthetic skin care.    As of March 31, 2008, we sold our products to approximately 5,400 physician-dispensing accounts in the United States, with no single customer accounting for more than 5% of our net sales. Our current products are not eligible for reimbursement by Medicare or other third-party payors. We generated U.S. net sales of $21.4 million and $19.6 million during the three months ended March 31, 2008 and 2007, respectively.

        International distribution.    We market our products internationally through 15 international distribution partners that have sales and marketing activities in 39 countries outside of the United States. Much like our business model in the United States, these distributors sell our products through direct sales representatives to physicians, or through alternative distribution channels depending on regulatory requirements and industry practices. We generated international net sales of $3.9 million and $3.4 million during the three months ended March 31, 2008 and 2007, respectively.

        Licensing.    We market our products in the Japanese retail markets through a trademark and know-how license agreement with Rohto Pharmaceutical Co., LTD ("Rohto"). Under our agreement, Rohto is licensed to manufacture and sell a series of OTC products under the Obagi brand name in the Japanese drug store channel, and we receive a royalty based upon sales of Obagi branded products in Japan by Rohto. Rohto's Obagi branded products are sold through approximately 6,300 high-end drug stores. We have other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel. We receive royalties based upon these arrangements. We generated licensing revenue of $1.2 million and $0.8 million during the three months ended March 31, 2008 and 2007, respectively.

        Sales growth.    Our total net sales have grown from $23.0 million for the three months ended March 31, 2007 to $25.4 million for the three months ended March 31, 2008. Our sales growth has been driven primarily by: (i) continued Obagi Nu-Derm System sales growth fueled by Nu-Derm Condition and Enhance; (ii) Obagi-C Rx System sales; (iii) new ELASTIderm sales coupled with the launch of the second product in the product line in February 2007; (iv) the launch of CLENZIderm in February 2007; and (v) the expansion of our domestic sales force.

        Results of operations.    We commenced operations in 1997, and as of March 31, 2008, we had an accumulated deficit of $3.0 million. The accumulated deficit arose when we paid a $63.1 million common stock dividend in February 2005. At December 31, 2004, we had accumulated earnings of

$20.4 million. We reported net income of $3.0 million and $2.9 million for the three months ended March 31, 2008 and 2007, respectively.

        Seasonality.    Sales of our products have historically been higher between September and March. We believe this is due to increased product use and patient compliance during these months. We believe this increased usage and compliance relates to several factors such as higher patient tendencies toward daily compliance inversely proportionate to their tendency to travel and/or engage in other disruptive activities during summer months. Patient travel and other disruptive activities that affect compliance are at their peak during July and August. The effects of seasonality in the past have been offset by the launch of new products. This was very pronounced during 2007 when we launched four new product offerings and rebranded two systems.

        Economy.    Many treatments in which our products are used are considered cosmetic in nature, are typically paid for by the patient out of disposable income and are not subject to reimbursement by third-party payers such as health insurance organizations. As a result, we believe that our future sales growth may to some extent be influenced by the economic conditions within the geographic markets we sell our products. During the three months ended March 31, 2008, we saw the economic conditions within the United States (U.S.) have some negative impact on our revenue growth performance, which we believe is attributable to reduced patient visits in physician offices, reduced aesthetic procedures being performed and reduced disposable income. The effect was more pronounced in our larger customers, with our smaller U.S. customers impacted but to a lesser degree. Historically, we have not been able to quantify with any degree of certitude the impact, if any, economic conditions have had on our sales. We believe, however, that the aesthetic nature of our products, the desire to maintain a healthy and youthful appearance and the demographics of the patients that use our products may help limit the negative impact on our sales assuming any such economic downturn is not prolonged or severe.

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

Critical accounting policies and use of estimates

        Our discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, sales and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to revenue recognition, sales return reserve, accounts receivable, inventory, goodwill and other intangible assets. We use historical experience and other assumptions as the basis for making estimates. By their nature, these estimates are subject to an inherent degree of uncertainty. As a result, we cannot assure you that actual results will not differ significantly from estimated results.

        We believe that the estimates, assumptions and judgments involved in revenue recognition, sales returns and allowances, accounts receivable, inventory, goodwill and intangible assets, leases, stock-based compensation and accounting for income taxes have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation" of our 2007 Annual Report on Form 10-K filed with the Securities Exchange Commission on March 4, 2008.

Results of operations

The three months ended March 31, 2008 compared to the three months ended March 31, 2007

        Net sales.    The following table compares net sales by product line and certain selected products for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007	Change
	(in thousands)
Net Sales by Product Category:
Skin Health
Nu-Derm	$12,716	$13,849	(8)%
Vitamin C	2,855	2,451	16
Elasticity	4,570	2,213	107
Therapeutic	1,442	1,348	7
Other	2,602	2,397	9

Total	24,185	22,258	9
Licensing fees	1,189	788	51

Total net sales	$25,374	$23,046	10%

United States	84%	85%
International	16%	15%

        Net sales increased by $2.3 million, or 10%, to $25.4 million during the three months ended March 31, 2008, as compared to $23.0 million during the three months ended March 31, 2007. Overall, the economic conditions within the United States (U.S.) had a negative impact on our revenue growth performance during the three months ended March 31, 2008, which we believe is attributable to reduced patient visits, reduced aesthetic procedures being performed and reduced patient disposable income. The effect was more pronounced in our larger customers. Our smaller U.S. customer sales have also been impacted but to a lesser degree. The perceived U.S. economic slow down effect was seen in all product categories but was more pronounced within the Nu-Derm product line. During the three months ended March 31, 2008, we experienced Nu-Derm sales decline of $1.1 million. We saw a combined sales growth of $0.6 million in the Vitamin C and Other product categories. We had a total of $2.4 million increase in Elasticity sales resulting from the launch of our ELASTIderm™ Décolletage product and $0.1 million from the CLENZIderm ™ product within the Therapeutic product category. Licensing fees increased by $0.4 million. This aggregate sales growth was comprised of $1.8 million in the United States and $0.5 million from international markets. U.S. growth was fueled by the recent launch of two new product lines. Over 34% of the core product category sales growth experienced was attributable to an increase in our unit volumes. The Nu-Derm product category decline was largely driven by the current perceived U.S. economic slow down and the focusing of our sales force on the launch ELASTIderm™ Décolletage. The growth in the Vitamin C category was primarily due to strong sales performance by the Professional-C product line. The Elasticity product category growth was driven by the launch of Décolletage, our new system within the ELASTIderm product line, in January 2008 that focuses on restoring the elasticity of the neck and chest area. CLENZIderm, the primary product in our Therapeutic product category, was launched in February 2007, with a second system launched in July 2008. The Therapeutic category increased by $0.1 million due to the effect of the perceived U.S economic slow down and being compared to a launch period, which would include higher levels of initial stocking order volume. The Other product category growth was driven by a sales focused system approach. The system approach is designed to educate physicians on the benefits of prescribing the complete Nu-Derm system as opposed to partial systems. International sales growth was primarily in the Elasticity and Therapeutic categories and primarily came from two regions; $0.3 million from the Middle East and $0.1 million from North America excluding the United States. This growth was offset by a decline in the Far East region of $0.3 million. Our licensing fees increased $0.4 million due to the launch of rebranded Vitamin C products by our Japan partner Rohto. We believe, depending upon its duration and severity, that a continued U.S. economic slow down may negatively impact our future net sales.

        Gross margin percentage.    Our gross margin percentage decreased to 81.4%, for the three months ended March 31, 2008 compared to 82.8% for the three months ended March 31, 2007, primarily as a result of: (i) promotional incentives associated with the launch of ELASTIderm Décolletage; (ii) change in our product mix, which has historically been dominated by our Nu-Derm product line; and (iii) an $0.1 million increase in product costs related to our "purchase with purchase" promotion during the three months ended March 31, 2008. These were partially offset, by an increase in licensing fees, which have the highest margins. We believe our margins will increase slightly during the remaining three quarters of the year as (i) we expect to gain efficiencies in our new product line offerings; and (ii) our promotions associated with the launch of ELASTIderm Décolletage were only in effect during the three months ended March 31, 2008; and (iii) the sales force returns to a more balanced focus across all product lines. Cost of sales also consists of outbound shipping and handling, work order scrap, licensing and royalty fees related to licensed intellectual property, depreciation and amortization attributable to products sold, and an inventory reserve for shrinkage and write-downs.

        Selling, general and administrative.    Selling, general and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock-based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expense and other selling expenses. Selling, general and administrative expenses increased $2.0 million to $14.3 million during the three months ended March 31, 2008, as compared to $12.3 million for the three months ended March 31, 2007. This increase is primarily due to the following: (i) a $1.3 million increase due to an increase in headcount, largely direct sales, marketing and operational personnel; (ii) a $0.2 million increase in expenses for physician training, practice building and patient acquisition; (iii) a $0.2 million increase in marketing and promotional activities for new product development; (iv) a $0.1 million increase in insurance; (v) a $0.1 million increase in non-cash compensation primarily due to restricted stock units granted in February 2008; and (vi) a $0.1 million increase in other expenses. As a percentage of net sales, selling, general and administrative expenses in the three months ended March 31, 2008 were 56% as compared to 53% for the three months ended March 31, 2007. We expect to incur additional operating costs, such as professional fees and insurance costs, related to the growth of our business. However, since a significant portion of our public reporting costs are incurred during the three months ended March 31, we believe selling, general and administrative expenses will decrease as a percentage of net sales for the remaining three quarters of the year.

        Research and development.    Research and development expenses increased $0.2 million to $1.4 million for the three months ended March 31, 2008 as compared to $1.2 million for the three months ended March 31, 2007. The increase is primarily due to the following: $0.3 million increase in development costs related to the development of new products; offset by a $0.1 million decrease in salaries and related benefits during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 due to a decrease in headcount. As a percentage of net sales, research and development costs in the three months ended March 31, 2008 were 6% as compared to 5% in the three months ended March 31, 2007. We believe that research and development costs as a percentage of sales will remain fairly consistent for the remaining three quarters of the year.

        Interest income and Interest expense.    Interest income was $0.1 million for the three months ended March 31, 2008, as compared to $44,000 for the three months ended March 31, 2007. The increase is primarily due to the investment of the majority of our cash balance into a higher interest rate yielding money market account and an increase in our average cash balance from $11.9 million for the three months ended March 31, 2007 to $18.1 million for the three months ended March 31, 2008. Interest expense was $37,000 during the three months ended March 31, 2008, as compared to $0.7 million for the three months ended March 31, 2007. The decline is attributable to the complete paydown of our debt during the year ended December 31, 2007.

        Income taxes.    Income tax expense increased $0.1 million to $2.0 million for three months ended March 31, 2008, as compared to $1.9 million for the three months ended March 31, 2007. Our effective tax rate was 40% for both the three months ended March 31, 2008 and for the three months ended March 31, 2007. The increase in income tax expense is primarily due to the increase in income before provision for income taxes by $0.2 million.

Liquidity and capital resources

        Management assesses our liquidity by our ability to generate cash to fund our operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; funds required for acquisitions; borrowing capacity under credit facilities; and financial flexibility to attract long-term capital on satisfactory terms. As of March 31, 2008, our accumulated deficit was $3.0 million. We currently invest our cash and cash equivalents in large money market funds and high-quality corporate issuers. Historically, we have generated cash from operations in excess of working capital requirements and through private and public sales of common stock. We had $10.0 million available on our revolving line of credit on March 31, 2008 and December 31, 2007. As of March 31, 2008, we had no outstanding debt under our credit agreement with Merrill Lynch Capital (the "Credit Agreement"). Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include, among other provisions, maintaining a maximum Debt to EBITDA Ratio and minimum EBITDA levels and restrictions on our ability to pay dividends. Certain covenants also limit annual capital expenditures and use of proceeds from the issuance of debt and equity securities. We were in compliance with all financial and non-financial covenants as of March 31, 2008 and December 31, 2007.

        We expect to increase our selling, marketing and administrative expenses and our research and development expenses. We anticipate our selling and marketing expenses to increase as we seek to: (i) expand our professional sales force; (ii) increase our efforts towards physician training and patient awareness; (iii) support the launch of new products or the expanded application of existing products; and (iv) expand our distribution to new physician specialties. We anticipate that our administrative expenses will increase (i) to support our current growth plans (ii) construct and relocate to our new corporate facility; (iii) implement a new enterprise resource planning software system; and (iv) compliance with our obligations as a public company. Our research and development expenses will likely increase as a result of our current plans to (i) research and develop new products and (ii) expand the application of current products. We believe that our cash outflows related to acquiring products and entering into licensing agreements may increase as we seek to expand our product portfolio. Additionally, if sales of our current products continue to increase and/or we increase the number of products in our portfolio, we may find it necessary to consider alternative manufacturing relationships, which may include the acquisition of our own manufacturing facilities or additional capital expenditures for facilities and equipment of third-party manufacturers that are dedicated to our products.

        We continually evaluate new opportunities for therapeutic systems or products and, if and when appropriate, intend to pursue such opportunities through the acquisitions of companies, products or technologies and our own development activities. Our ability to execute on such opportunities in some circumstances may be dependent, in part, upon our ability to raise additional capital on commercially reasonable terms. There can be no assurance that funds from these sources will be available when needed or on terms favorable to us. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

        We have maintained a positive operating cash flow in each year since 2001, and we believe that the net cash provided by operating activities and existing cash and equivalents will provide us with sufficient resources to meet our expected working capital requirements, debt service and other cash needs for the foreseeable future.

Cash flow

        Three months ended March 31, 2008.    For the three months ended March 31, 2008, net cash provided by operating activities was $7.6 million. The primary sources and uses of cash were $3.0 million in net income, including the effect of: (i) adjusting for non-cash items; (ii) a decrease of accounts receivable through a decrease of days sales outstanding, or DSO, from 59 days to 57 days due to timing of collections and payment; and (iii) a net increase in accounts payable and current liabilities through timing of payment for operational and inventory purchases; offset by (i) an increase of inventory through added stocking levels for our new product in our ELASTIderm product line; and (ii) an increase in prepaid and other assets due to the payment of annual insurance premiums and for future promotional initiatives.

        Net cash used in investing activities was $0.4 million for the three months ended March 31, 2008. This was primarily due to the following: (i) cost related to the initial architectural design of our new corporate headquarters; (ii) website and software maintenance; and (iii) investments in patent related intellectual property. We anticipate spending approximately $5.2 million in total for capital expenditures by the end of 2008.

        Net cash provided by financing activities was $0.1 million for three months ended March 31, 2008. This was primarily the result of proceeds received from the exercise of stock options.

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

Recent accounting pronouncements

New accounting standards

        In December 2007, FASB issued SFAS No. 141(revised 2007) ("SFAS No. 141(R)"), Business Combinations, which among other things, requires us to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue ("EITF") No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, to be recorded as a component of purchase accounting. This statement is effective as of the beginning of an entity's first fiscal year beginning after December 15, 2008. We will adopt the provisions of this standard beginning January 1, 2009. The provisions of SFAS No. 141(R) will only impact us if it is party to a business combination after the standard has been adopted.

        In December 2007, the FASB issued SFAS No. 160 ("SFAS No. 160"), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. This statement is effective as of the beginning of an entity's first fiscal year beginning after December 15, 2008. We will adopt the provisions of this standard beginning January 1, 2009. We are currently evaluating the effects, if any, that SFAS No.160 may have on our financial position, results of operations and cash flows.

        In June 2007, the FASB issued EITF Issue No. 07-03 ("EITF 07-03"), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We adopted the provisions of this issue beginning January 1, 2008. The adoption of EITF 07-03 did not have an impact on our consolidated financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159 ("SFAS No. 159"), The Fair Value Option for Financial Assets and Financial Liabilities, to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No.157 ("SFAS No. 157"), Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). We adopted the provisions of SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have an impact on our consolidated financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity's own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, FSP No. 157-2, Effective Date of FASB Statement No. 157, was issued in February 2008 which defers the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Accordingly, our adoption of this standard as of January 1, 2008 was limited to financial assets and liabilities. The adoption of the provisions of SFAS No. 157 relating to financial assets and liabilities did not have an impact on our consolidated financial position, results of operations or cash flows. We will adopt the provisions related to nonfinancial assets and liabilities beginning January 1, 2009. We do not expect the adoption of the provisions related to nonfinancial assets and liabilities to have a material impact on our consolidated financial position, results of operation or cash flows.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We invest our excess cash primarily in U.S. government securities and investment-grade marketable debt securities of financial institutions and corporations. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

        Although substantially all of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the U.S. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

Interest rate risk

        Our interest income and expense is more sensitive to fluctuations in the general level of U.S. prime rate and LIBOR interest rates than to changes in rates in other markets. Changes in U.S. LIBOR interest rates affect the interest earned on our cash and cash equivalents. At March 31, 2008, we had approximately $21.3 million of cash and cash equivalents. If the interest rates on our cash and cash equivalents were to increase or decrease by 1% for the year, annual interest income would increase or decrease by approximately $0.2 million.

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        As of March 31, 2008, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

        There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1:    LEGAL PROCEEDINGS

        From time to time, we are involved in litigation and other legal matters in the normal course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 6:    EXHIBITS

Exhibit	Exhibit title
3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Amended and Restated Bylaws of the Company(1)
4.1	Specimen Stock Certificate(1)
4.3	Investor's Rights Agreement, by and among the Company, Mandarin Partners LLC and the Zein & Samar Obagi Family Trust dated December 2, 1997, as amended and assigned.(1)
10.38	Second Amendment to Employment Agreement by and between the Company and Steven Robert Carlson dated as of March 1, 2008.(2)
10.39	Letter Agreement by and between the Company and Stephen Garcia dated March 24, 2008.(3)
10.40	The Company's 2008 Performance Incentive Plan and form of amendment.(4)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

(2)
Incorporated herein by reference to the exhibits filed with the Company's Form 8-K filed with the Commission on March 7, 2008.

(3)
Incorporated herein by reference to the exhibits filed with the Company's Form 8-K filed with the Commission on March 27, 2008.

(4)
Incorporated herein by reference to the exhibits filed with the Company's Form 8-K filed with the Commission on April 11, 2008.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBAGI MEDICAL PRODUCTS, INC.
Date: May 8, 2008	By:	/s/ STEVEN R. CARLSON Steven R. Carlson Chief Executive Officer (Principal Executive Officer)
Date: May 8, 2008	By:	/s/ STEPHEN A. GARCIA Stephen A. Garcia Chief Financial Officer (Principal Financial Officer)

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
  ITEM 4: CONTROLS AND PROCEDURES
PART II
  ITEM 1: LEGAL PROCEEDINGS
  ITEM 6: EXHIBITS
SIGNATURES