Form 10-Q
period 2008-06-30
Obagi Medical Products, Inc.
filed 2008-08-11
CIK 1375247

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

         There were 22,649,954 shares of the registrant's common stock issued and outstanding as of August 6, 2008.

 OBAGI MEDICAL PRODUCTS, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

i

 PART I

ITEM 1:    FINANCIAL STATEMENTS

Obagi Medical Products, Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$23,192	$14,054
Accounts receivable, net	16,347	17,370
Accounts receivable from related parties, net	2,144	982
Inventories, net	8,310	6,047
Prepaid expenses and other current assets	5,121	5,782

Total current assets	55,114	44,235
Property and equipment, net	2,826	2,759
Goodwill	4,629	4,629
Intangible assets, net	5,560	5,760
Other assets	2,360	2,380

Total assets	$70,489	$59,763

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,226	$6,664
Current portion of long-term debt	48	54
Accrued liabilities	3,918	3,274

Total current liabilities	12,192	9,992
Long-term debt	30	42

Total liabilities	12,222	10,034

Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized, 22,678,738 and 22,653,349 shares issued and 22,657,960 and 22,643,564 shares outstanding at June 30, 2008 and December 31, 2007, respectively	23	23
Additional paid-in capital	56,869	55,805
Accumulated earnings (deficit)	1,466	(6,031)
Accumulated other comprehensive loss	(91)	(68)

Total stockholders' equity	58,267	49,729

Total liabilities and stockholders' equity	$70,489	$59,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.

Unaudited Condensed Consolidated Statements of Income

(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$27,772	$26,067	$53,146	$49,113
Cost of sales	5,053	4,560	9,774	8,521

Gross profit	22,719	21,507	43,372	40,592
Selling, general and administrative expenses	13,980	12,523	28,275	24,836
Research and development expenses	1,281	1,522	2,717	2,766

Income from operations	7,458	7,462	12,380	12,990
Interest income	85	56	188	100
Interest expense	(28)	(1,021)	(65)	(1,755)

Income before provision for income taxes	7,515	6,497	12,503	11,335
Provision for income taxes	3,011	2,561	5,006	4,473

Net income	$4,504	$3,936	$7,497	$6,862

Net income attributable to common shares
Basic	$0.20	$0.18	$0.33	$0.31

Diluted	$0.20	$0.18	$0.33	$0.31

Weighted average common shares outstanding
Basic	22,652,066	21,801,961	22,649,160	21,801,961
Diluted	22,653,458	21,970,838	22,711,395	21,923,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.

Unaudited Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income

(Dollars in thousands, except share and per share amounts)

	Common Stock
			Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balances, as of December 31, 2007	22,643,564	$23	$55,805	$(6,031)	$(68)	$49,729
Comprehensive income:
Translation adjustment, net of tax effect ($15 benefit)	—	—	—	—	(23)	(23)
Net income for the six months ended June 30, 2008	—	—	—	7,497	—	7,497

Total comprehensive income						7,474
Stock compensation expense	—	—	995	—	—	995
Issuance of vested restricted stock	8,006	—	—	—	—	—
Issuance of common stock upon exercise of incentive stock options	6,390	—	69	—	—	69

Balances, as of June 30, 2008	22,657,960	$23	$56,869	$1,466	$(91)	$58,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$7,497	$6,862
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,175	1,405
Write down of debt issuance costs	—	498
(Recovery of) provision for doubtful accounts and sales returns	(8)	187
Stock compensation expense	995	793
Changes in operating assets and liabilities
Accounts receivable	(131)	(2,312)
Inventories	(2,263)	(2,503)
Prepaid expenses and other current assets	102	929
Other assets	529	59
Accounts payable	1,562	1,615
Accrued liabilities	644	489

Net cash provided by operating activities	10,102	8,022

Cash flows from investing activities
Purchases of property and equipment	(783)	(324)
Purchase of other intangible assets	(210)	(226)

Net cash used in investing activities	(993)	(550)

Cash flows from financing activities
Principal payments on term loans	—	(15,979)
Principal payments on capital lease obligations	(17)	(17)
Payment received on stockholder receivable	—	23
Proceeds from exercise of stock options	69	—

Net cash provided by (used in) financing activities	52	(15,973)

Effect of exchange rate changes on cash and cash equivalents	(23)	(1)

Net increase (decrease) in cash and cash equivalents	9,138	(8,502)
Cash and cash equivalents at beginning of period	14,054	11,298

Cash and cash equivalents at end of period	$23,192	$2,796

Non cash investing and financing activities
Interest rate cap fair value adjustment	$—	$1

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

Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to fairly state the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual periods and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2007. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. Where appropriate, prior year amounts have been reclassified to conform to current year presentation. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other period(s).

Note 2: Recent Accounting Pronouncements

        In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 162 ("SFAS No. 162"), The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company will adopt SFAS No. 162 once it is effective and it is currently evaluating the effect that the adoption will have on its consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3 ("FSP FAS 142-3"), Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for specified entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset. Additional disclosures are required to enable financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. The

Obagi Medical Products, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

Note 2: Recent Accounting Pronouncements (Continued)

guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP FAS 142-3 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company does not believe the adoption of FSP FAS 142-3 will have a material impact on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS No. 141(R)"), Business Combinations, which among other things, requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue ("EITF") No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, to be recorded as a component of purchase accounting. This statement is effective as of the beginning of an entity's first fiscal year beginning after December 15, 2008. The Company will adopt the provisions of this standard beginning January 1, 2009. The provisions of SFAS No. 141(R) will only impact the Company if it is party to a business combination after the standard has been adopted.

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

        In September 2006, the FASB issued SFAS No. 157 ("SFAS No. 157"), Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS

Obagi Medical Products, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

Note 2: Recent Accounting Pronouncements (Continued)

No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity's own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, FSP No. 157-2, Effective Date of FASB Statement No. 157, was issued in February 2008 which defers the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Accordingly, the Company's adoption of this standard as of January 1, 2008 was limited to financial assets and liabilities. The adoption of the provisions of SFAS No. 157 relating to financial assets and liabilities did not have an impact on the Company's consolidated financial position, results of operations or cash flows. The Company will adopt the provisions related to nonfinancial assets and liabilities beginning January 1, 2009. The adoption of the provisions related to nonfinancial assets and liabilities is not expected to have a material impact on the Company's consolidated financial position, results of operation or cash flows.

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

	June 30, 2008	December 31, 2007
Inventories, net
Raw materials	$3,251	$2,610
Finished goods	5,519	3,906

	8,770	6,516
Less reserve for inventories	(460)	(469)

	$8,310	$6,047

Obagi Medical Products, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

Note 3: Composition of certain financial statement captions (Continued)

Accrued liabilities

	June 30, 2008	December 31, 2007
Accrued liabilities
Salaries and related benefits	$2,023	$2,035
Income taxes payable	607	—
Related parties (Note 6)	170	135
Other	1,118	1,104

	$3,918	$3,274

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

        At June 30, 2008 and December 31, 2007, the carrying amounts and accumulated amortization of intangible assets are as follows:

	June 30, 2008			December 31, 2007
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Trademarks	$7,366	$(3,850)	$3,516	$7,343	$(3,668)	$3,675
Distribution rights	1,082	(930)	152	1,082	(876)	206
Covenant not-to-compete	931	(931)	—	931	(931)	—
Licenses	1,975	(1,107)	868	1,875	(1,107)	768
Other intangible assets	3,415	(2,391)	1,024	3,327	(2,216)	1,111

	$14,769	$(9,209)	$5,560	$14,558	$(8,798)	$5,760

        Amortization expense related to all intangible assets, including certain amounts reflected in cost of sales, for the three months ended June 30, 2008 and 2007 was $205 and $234, respectively, and for the six months ended June 30, 2008 and 2007 was $410 and $467, respectively.

Note 5: Income taxes

        The Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. As of June 30, 2008 and December 31, 2007, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $167 and $161 respectively. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

Obagi Medical Products, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

Note 5: Income taxes (Continued)

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008 and December 31, 2007, accrued interest related to uncertain tax positions was $44 and $40, respectively.

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

Note 6: Related-party transactions

        One of our largest shareholders, Dr. Zein Obagi, is a 70% beneficial shareholder in Cellogique Corporation ("Cellogique"), one of the Company's largest international distribution partners. On November 10, 2005, the Company entered into a new Distribution Agreement with Cellogique. The agreement granted Cellogique the exclusive right to promote, market, sell, distribute and sub-distribute certain specified products to customers within the Middle East. In addition to his primary medical practice in Beverly Hills, California, Dr. Obagi is also a 75% owner of two other dermatology clinics, Obagi Dermatology—San Gabriel Annex, Inc., formerly Chinese Obagi Corporation and Obagi Dermatology—Westminster Annex, Inc., formerly Vietnamese Obagi Corporation, (the "Clinics") that also purchase products from the Company. The Clinics are located in Southern California and cater to the local Chinese and Vietnamese communities. Other than the common ownership interest by Dr. Obagi, the Company is otherwise unrelated to the Clinics.

        On January 9, 2008, the Company entered into an Assignment Agreement with ZSO, LP, an affiliate of Dr. Obagi, whereby the Company assigned its rights under a construction contract associated with the Company's leased space for its marketing and training center.

        On January 9, 2008, the Company entered into an Indemnification Agreement with Dr. Obagi, and his affiliates, Zein E. Obagi, M.D., Inc., Samar Obagi, the Zein and Samar Obagi Family Trust, Skin Health Properties, Inc., and ZSO, LP, which provides for approximately $340 to be placed in escrow in exchange for an indemnification for any liability arising from the underlying construction contract. By the terms of the June 29, 2006 letter agreement by and among the Company, Dr. Obagi, Skin Health Properties and others, Skin Health Properties is required to reimburse the Company for a corresponding amount. As of June 30, 2008, payment has neither been received from Dr. Obagi and his affiliates nor have funds been placed in escrow. However, pursuant to a settlement agreement entered into on July 14, 2008, the Company funded the escrow account on July 25, 2008. See Note 11 for further discussion.

Obagi Medical Products, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

Note 6: Related-party transactions (Continued)

        Total sales made to Dr. Obagi, Cellogique and the Clinics, and the related cost of sales for the three and six months ended June 30, 2008 and 2007, are included in the Company's consolidated Statements of Operations and are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$1,244	$1,162	$2,185	$1,889
Costs of sales	245	234	448	332

        Combined amounts due from Dr. Obagi, Cellogique and the Clinics for product purchases at June 30, 2008 and December 31, 2007 are reflected in accounts receivable, net in the accompanying condensed consolidated Balance Sheets as follows:

	June 30, 2008	December 31, 2007
Due from Dr. Obagi	$528	$500
Due from Cellogique	1,577	424
Due from Dermatology—San Gabriel Annex, Inc.	39	58

	$2,144	$982

        Amounts payable to Dr. Obagi and Stonington Partners, Inc., the Company's largest shareholder owning approximately 20.8% of the Company's outstanding stock as of June 30, 2008, for any bonus, annual payment or royalties and interest, and to other stockholders and their affiliates for other services as of June 30, 2008 and December 31, 2007 are reflected in accrued expenses in the accompanying condensed consolidated Balance Sheets as follows:

	June 30, 2008	December 31, 2007
Dr. Obagi	$156	$118
Stonington Partners, Inc.	14	17

	$170	$135

Note 7: Commitments and Contingencies

Employment Agreements

        On March 3, 2008, the Company and Steven R. Carlson, the Company's Chief Executive Officer, amended Mr. Carlson's employment agreement (the "Amendment") effective as of March 1, 2008. The Amendment (i) increased Mr. Carlson's base salary to $500 per year or such greater amount as the compensation committee may from time to time determine; (ii) increased Mr. Carlson's annual bonus to up to 75% of his base salary based upon achievement of certain Company and individual targets; (iii) provided for a future grant of non-qualified options to purchase a total of an additional 225,000 shares of the Company's common stock, which vests over five years, at an exercise price of 125% of the fair market value of the Company's common stock on the date of the grant. The date of grant shall be

Obagi Medical Products, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

Note 7: Commitments and Contingencies (Continued)

that date in 2008 on which the Company's senior executives receive option grants; and (iv) extended the term of Mr. Carlson's employment agreement until the occurrence of an Event of Termination (as defined in the employment agreement, as amended). On May 1, 2008, upon the grant of stock options to officers of the Company, Mr. Carlson received the grant of 225,000 options with an exercise price of $10.91.

        On March 24, 2008, the Company entered into a letter agreement with Stephen A. Garcia, the Company's then Chief Financial Officer, regarding the transition arrangements related to his resignation (the "Transition Agreement"), pursuant to which Mr. Garcia's employment relationship with the Company ended on July 15, 2008. During this period, Mr. Garcia continued to receive his then current salary and benefits. Because Mr. Garcia remained employed through July 15, 2008, performed his transitional duties to the Company's satisfaction and executed and delivered the separation agreement and general release, the Company will pay Mr. Garcia a transition success payment equal to one year of pay at his then current annual rate of compensation of $253. Such transitional success payment will be payable over a period of one year in equal installments on the Company's normal payroll schedule, less all normal payroll deductions. Mr. Garcia is not an employee during the period that these payments are made. In addition, Mr. Garcia's stock options that would have vested between July 15, 2008 and December 31, 2008, fully vested and are immediately exercisable as of July 15, 2008 as approved by the Chief Executive Officer. Pursuant to the Transition Agreement, Mr. Garcia released and discharged any claims that he may have had as of July 15, 2008 against the Company and its current and former owners, stockholders, employees, agents, attorneys, representatives, related companies, assignees as well as other related parties. The Transition Agreement also requires Mr. Garcia to maintain the confidentiality of all of the Company's confidential and proprietary information. Mr. Garcia's employment relationship ended on July 15, 2008. Pursuant to the Transition Agreement, the Company accrued $231 as of June 30, 2008. In addition, the Company recognized $15 and $17 in non cash compensation expense, for the three and six months ending June 30, 2008, respectively, related to the accelerated vesting of his outstanding stock options.

        On June 18, 2008, the Company and Preston Romm, the Company's new Chief Financial Officer and Executive Vice President, Finance, Operations and Administration and Treasurer, entered into an employment agreement. Under the agreement, Mr. Romm is entitled to a base salary of $320 per year, subject to annual cost of living increases or such greater increase as may be approved by the Company's Board of Directors, and an annual bonus up to 60% of his base salary based upon achievement of certain Company and individual targets. For fiscal year 2008, Mr. Romm will receive a guaranteed bonus of $50, with a potential additional amount of $50 based upon 2008 performance. In addition, on July 1, 2008, Mr. Romm received an option to purchase 150,000 shares of the Company's common stock at an exercise price of 125% of the fair market value of the Company's common stock on the date of the grant. See Note 11 for further discussion.

        Under the agreement, either Mr. Romm or the Company may terminate his employment at any time. If Mr. Romm is terminated for cause or terminates his own employment, he is entitled to no severance. Mr. Romm is also subject to a confidentiality covenant, a covenant not to solicit any employee to leave the Company's employment during the term of the agreement and three years thereafter, and a covenant not to compete with the Company during the same time period. However, if

Obagi Medical Products, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

Note 7: Commitments and Contingencies (Continued)

Mr. Romm is terminated without cause, such covenants relating to competition with the Company lapse on the first anniversary of his termination.

Surety Bond

        On April 30, 2008, the Company provided a surety bond to the Florida Department of Health in the amount of $100 to serve as a security device for the Company's compliance with the requirements, for wholesale distribution of prescription drugs as set forth in the Florida Drug and Cosmetic Act and to secure payment of any administrative fines or penalties. This surety bond is deemed to run continuously and will remain in full force and effect for one year after the Company's permit ceases to be valid.

Letter of Credit Agreements

        On February 26, 2008, the Company provided a new irrevocable standby letter of credit to the California State Board of Pharmacy in the amount of $100, to serve as a security device for the performance by the Company of its obligations under the Business and Professions Code. This letter of credit automatically renews annually unless written notice is provided by the Company at least 30 days before each expiry date to the California State Board of Pharmacy

        On May 28, 2008, the Company provided an irrevocable standby letter of credit to the Wisconsin Department of Regulation and Licensing in the amount of $5, which may be drawn upon to satisfy any unpaid administration fines or penalties. This letter of credit automatically renews annually unless written notice is provided by the Company at least 60 days before each expiry date to the Wisconsin Department of Regulation and Licensing.

Lease Agreements

        On April 30, 2008, the Company entered into a lease agreement with Kilroy Realty, L.P. ("Kilroy") for the lease of office space located in Long Beach, California. The Company will be relocating its corporate headquarters to the new facility upon completion of the leasehold improvements. The new facility consists of 30,884 rentable square feet and the term of the lease is for seven years with an option to extend the lease term for five years. The total lease payments over the initial term will approximate $7,054. The Company took possession of the facility on July 1, 2008, and the lease term will commence in October 2008 when the Company takes occupancy. The Company entered into a lease amendment with Kilroy subsequent to June 30, 2008. See Note 11. When the Company relocates to the new facility, it will have no material obligations remaining under the lease for the space it currently occupies.

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

Note 7: Commitments and Contingencies (Continued)

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

        Under the treasury stock method, the assumed proceeds calculation includes: (a) the actual proceeds to be received from the employee upon exercise, (b) the average unrecognized compensation cost during the period and (c) any tax benefits that will be credited upon exercise to additional paid-in capital. The Company determines whether its windfall pool of available excess tax benefits is sufficient to absorb the shortfall. As of June 30, 2008, the Company did not have a shortfall. If it had, the effect of the hypothetical deferred tax asset write-off would reduce the assumed proceeds in the treasury stock calculation. If there is no pool of available excess tax benefits, or if the amount of the pool is insufficient to absorb the entire hypothetical deficient tax deduction, the amount of the deficiency that is charged to income tax expense is not considered to be a reduction of the assumed proceeds. Currently, the Company has determined that it has a sufficient windfall pool available.

        Basic and diluted earnings per common share were calculated using the following weighted average shares outstanding for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average shares outstanding—basic	22,652,066	21,801,961	22,649,160	21,801,961
Effect of dilutive stock options	1,392	168,877	62,235	121,998

Weighted average shares outstanding—diluted	22,653,458	21,970,838	22,711,395	21,923,959

        Diluted earnings per share does not include the impact of common stock options then outstanding of 1,935,687 and 489,319 for the three months ended June 30, 2008 and 2007, respectively, and 1,361,202 and 829,236 for the six months ended June 30, 2008 and 2007, respectively, as the effect of their inclusion would be anti-dilutive.

Note 9: Stock Options, Restricted Stock Units and Restricted Stock

        During the three and six months ended June 30, 2008, the Company's board of directors, through its compensation committee, granted 289,500 and 450,500 options, respectively, under the 2005 Stock Incentive Plan (the "2005 Plan") to employees of the Company, including officers, with an exercise price ranging from $7.00 to $10.91 and $7.00 to $16.25, for the three and six months ended June 30,

Obagi Medical Products, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

Note 9: Stock Options, Restricted Stock Units and Restricted Stock (Continued)

2008, respectively, which was equal to or greater than the fair value of the underlying common stock on the date of grant. As of June 30, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $3,601, which is expected to be recognized over a weighted average period of approximately 2.51 years.

        During the six months ended June 30, 2008, the Company's board of directors, through its compensation committee, granted 45,000 restricted stock units under the 2005 Plan to officers of the Company. The fair market value of the restricted stock units granted was $16.25, which was based upon the fair value of the Company's common stock on the date of grant. The resulting compensation expense from the restricted stock unit grants is recognized on a straight-line basis over the requisite service period, which equals the restricted stock unit vesting term of fifteen months.

        On June 10, 2008, the Company issued 18,999 shares of restricted common stock under the 2005 Plan to members of its board of directors. The resulting compensation expense from the restricted stock grants is recognized on a straight-line basis over the requisite service period, which equals the restricted stock vesting term of one year. The fair market value of the restricted stock granted was $8.68, which was based upon the fair value of the Company's common stock on the date of grant.

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

        Management evaluates its segments on a revenue and gross profit basis, which is presented below. The United States information is presented separately as the Company's headquarters reside in the United States. United States sales represented 84% and 84% of total consolidated net sales for the three months ended June 30, 2008 and 2007, respectively, and 84% and 85% of total consolidated net sales for the six months ended June 30, 2008 and 2007, respectively. No other country or single customer generates over 10% of total Company consolidated net sales.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales by segment
Skin health	$26,767	$24,908	$50,952	$47,166
Licensing	1,005	1,159	2,194	1,947

Net sales	$27,772	$26,067	$53,146	$49,113

Gross profit by segment
Skin health	$21,749	$20,386	$41,246	$38,719
Licensing	970	1,121	2,126	1,873

Gross profit	$22,719	$21,507	$43,372	$40,592

Geographic information
United States	$23,337	$21,914	$44,767	$41,529
International	4,435	4,153	8,379	7,584

Net sales	$27,772	$26,067	$53,146	$49,113

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales by product line
Skin health
Nu-Derm	$16,493	$15,743	$29,209	$29,592
Vitamin C	3,427	3,387	6,282	5,838
Elasticity	2,533	2,219	7,103	4,432
Therapeutic	1,467	1,060	2,909	2,408
Other	2,847	2,499	5,449	4,896

Total	26,767	24,908	50,952	47,166
Licensing	1,005	1,159	2,194	1,947

Total net sales	$27,772	$26,067	$53,146	$49,113

Note 11: Subsequent events

        Pursuant to the Company's employment agreement with Preston Romm, the Company's new Chief Financial Officer, Executive Vice President Finance, Operations and Administration, and Treasurer, on July 1, 2008, Mr. Romm received an option to purchase 150,000 shares of the Company's common stock at an exercise price of $10.00, which was 125% of the fair market value of the Company's common stock on the date of the grant.

Obagi Medical Products, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

Note 11: Subsequent events (Continued)

        On July 8, 2008, the Company entered into a new lease agreement with a new landlord for its Carson warehouse location. The term of the lease is for five years with an option to extend the lease term for another five years. The total lease payments over the initial term will approximate $1,288. The lease term will commence on November 1, 2008. When the lease commences, the Company will have no remaining obligations under the lease with the former landlord.

        On July 14, 2008, the Company entered into a binding settlement agreement and stipulation agreement by and between Legacy Construction Development, Inc. ("Legacy"), Zein Obagi, ZSO, Inc. and Battaglia, Inc. In this agreement, the Company was formally released from any and all remaining obligations to Legacy. As of June 30, 2008 and December 31, 2007, the Company had accrued a $335 liability to Legacy. In accordance with the agreement, on July 25, 2008, the Company fulfilled its obligations under its January 9, 2008 Indemnification Agreement with Dr. Obagi, and his affiliates, Zein E. Obagi, M.D., Inc., Samar Obagi, the Zein and Samar Obagi Family Trust, SHP, Inc., and ZSO, LP, by placing in escrow $340 in exchange for an indemnification for any liability arising from the underlying construction contract with Legacy. Pursuant to the Company's June 29, 2006 Letter Agreement with SHP, Inc., the Company was released from any future claims related to the leasehold improvements of the marketing and training center. As of June 30, 2008 and December 31, 2007, the Company had recorded a receivable due from Dr. Obagi and his affiliates for $335.

        On July 16, 2008, the Company provided an irrevocable standby letter of credit to the Nebraska Health and Human Services in the amount of $100, which may be drawn upon to satisfy any unpaid administration fines or penalties. This letter of credit automatically renews annually unless written notice is provided by the Company at least 60 days before each expiry date to the Nebraska Health and Human Services.

        On July 29, 2008, the Company provided an irrevocable standby letter of credit to the Oregon Board of Pharmacy in the amount of $100, which may be drawn upon to satisfy any unpaid administration fines or penalties. This letter of credit automatically renews annually unless written notice is provided by the Company at least 60 days before each expiry date to the Oregon Board of Pharmacy.

        On August 5, 2008, the board of directors authorized the repurchase of up to $10 million of the Company's outstanding common shares over a period of two years. The purchases will be made in the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by a three person committee, consisting of members of the Company's board and management, at its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors and may be discontinued at any time.

        On August 6, 2008, the Company entered into a lease amendment with Kilroy to change the lease commencement date from one hundred and twenty (120) days following the date which Kilroy delivers the premises to the Company to October 29, 2008 and to extend the initial lease term from seven years to ten years. The total lease payments over the initial term will approximate $10,805.

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

         Current products.    Our primary product line is the Obagi Nu-Derm System, which we believe is the only clinically proven, prescription-based, topical skin health system on the market that has been shown to enhance the skin's overall health by correcting photo-damage at the cellular level, resulting in a reduction of the visible signs of aging. The primary active ingredients in this system are 4% hydroquinone and over the counter, or OTC, skin care agents. In April 2004, we introduced the Obagi-C Rx System consisting of a combination of prescription and OTC drugs and adjunctive cosmetic skin care products to treat skin conditions resulting from sun damage and the oxidative damage of free radicals. The central ingredients in this system are 4% hydroquinone and Vitamin C. In October 2005, we launched the Obagi Professional-C products, a complete line of proprietary, non-prescription products, which consists of Vitamin C serums used to reduce the appearance of damage to the skin caused by ultraviolet radiation and other environmental influences. In July 2006, we launched our Obagi Condition and Enhance System, for use in conjunction with commonly performed cosmetic procedures including Botox® injections. In October 2006, we launched our first product in the ELASTIderm™ product line, an eye cream for improving the elasticity and skin tone around the eyes. We introduced the CLENZIderm M.D.™ system and a second product in the ELASTIderm™ system to address acne and skin elasticity, respectively, based on positive interim clinical results, in February 2007. In July 2007, we launched our second system in the CLENZIderm M.D. line, CLENZIderm M.D. System II, which is specifically formulated for normal to dry skin. In August 2007, we launched two new Nu-Derm Condition and Enhance Systems. In February 2008, we launched ELASTIderm™ Décolletage a system to treat skin conditions resulting from sun damage and improve the elasticity and skin tone for the neck and chest area. One is designed specifically for use with non-surgical procedures while the other has been developed for use with surgical procedures. We also market tretinoin, used for the topical treatment of acne in the United States ("U.S."), and Obagi Blue Peel products, used to aid the physician in the application of skin peeling actives.

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

         U.S. distribution.    We market all of our products through our direct sales force in the U.S. primarily to plastic surgeons, dermatologists and other physicians who are focused on aesthetic skin care.

         Aesthetic skin care.    As of June 30, 2008, we sold our products to over 5,500 physician-dispensing accounts in the U.S., with no single customer accounting for more than 5% of our net sales. Our current products are not eligible for reimbursement by Medicare or other third-party payors. We generated U.S. net sales of $23.3 million and $21.9 million during the three months ended June 30, 2008 and 2007, respectively, and $44.8 million and $41.5 million during the six months ended June 30, 2008 and 2007, respectively.

         International distribution.    We market our products internationally through 15 international distribution partners that have sales and marketing activities in 39 countries outside of the U.S. Much like our business model in the U.S., these distributors sell our products through direct sales representatives to physicians, or through alternative distribution channels depending on regulatory requirements and industry practices. We generated international net sales of $4.4 million and $4.2 million during the three months ended June 30, 2008 and 2007, respectively, and $8.4 million and $7.6 million during the six months ended June 30, 2008 and 2007, respectively.

         Licensing.    We market our products in the Japanese retail markets through a trademark and know-how license agreement with Rohto Pharmaceutical Co., LTD ("Rohto"). Under our agreement, Rohto is licensed to manufacture and sell a series of OTC products under the Obagi brand name in the Japanese drug store channel, and we receive a royalty based upon sales of Obagi branded products in Japan by Rohto. Rohto's Obagi branded products are sold through approximately 6,300 high-end drug stores. We have other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel. We receive royalties based upon these arrangements. We generated licensing revenue of $1.0 million and $1.2 million during the three months ended June 30, 2008 and 2007, respectively, and $2.2 million and $1.9 million during the six months ended June 30, 2008 and 2007, respectively.

         Sales growth.    Our total net sales have grown from $26.1 million and $49.1 million for the three and six months ended June 30, 2007 to $27.8 million and $53.1 million for the three and six months ended June 30, 2008. Our sales growth has been driven primarily by: (i) continued Obagi Nu-Derm System sales growth fueled by Nu-Derm Condition and Enhance; (ii) Obagi-C Rx System sales; (iii) new ELASTIderm sales coupled with the launch of the second product in the product line in

February 2007; (iv) the launch of CLENZIderm in February 2007; and (v) the expansion of our domestic sales force.

         Results of operations.    We commenced operations in 1997, and as of June 30, 2008, we had accumulated earnings of $1.5 million. We reported net income of $4.5 million and $3.9 million for the three months ended June 30, 2008 and 2007, respectively and $7.5 million and $6.9 million for the six months ended June 30, 2008 and 2007, respectively.

         Seasonality.    Sales of our products have historically been higher between September and March. We believe this is due to increased product use and patient compliance during these months. We believe this increased usage and compliance relates to several factors such as higher patient tendencies toward daily compliance inversely proportionate to their tendency to travel and/or engage in other disruptive activities during summer months. Patient travel and other disruptive activities that affect compliance are at their peak during July and August. The effects of seasonality in the past have been offset by the launch of new products. This trend was very pronounced during 2007 when we launched four new product offerings and rebranded two systems.

         Economy.    Many treatments in which our products are used are considered cosmetic in nature, are typically paid for by the patient out of disposable income and are not subject to reimbursement by third-party payers such as health insurance organizations. As a result, we believe that our current and future sales growth may to some extent be influenced by the economic conditions within the geographic markets in which we sell our products. During the three months ended June 30, 2008, we saw the economic conditions within the U.S. have some negative impact on our revenue growth performance. We believe that the economic downturn has reduced disposable income, which we believe has led to reduced patient visits to physician offices for aesthetic procedures, and fewer such procedures being performed. The perceived U.S. economic slow down effect was seen in all product categories but was more pronounced within the Nu-Derm product line. Historically, we have not been able to quantify with any degree of certitude the impact, if any, economic conditions have had on our sales.

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

Results of operations

The three months ended June 30, 2008 compared to the three months ended June 30, 2007

         Net sales.    The following table compares net sales by product line and certain selected products for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007	Change
	(in thousands)
Net Sales by Product Category:
Skin Health
Nu-Derm	$16,493	$15,743	5%
Vitamin C	3,427	3,387	1
Elasticity	2,533	2,219	14
Therapeutic	1,467	1,060	38
Other	2,847	2,499	14

Total	26,767	24,908	7
Licensing fees	1,005	1,159	(13)

Total net sales	$27,772	$26,067	7%

United States	84%	84%
International	16%	16%

        Net sales increased by $1.7 million, or 7%, to $27.8 million during the three months ended June 30, 2008, as compared to $26.1 million during the three months ended June 30, 2007. Overall, the economic conditions within the U.S. had a slightly negative impact on our revenue growth performance during the three months ended June 30, 2008. We believe that the economic downturn has reduced disposable income which we believe has led to reduced patient visits to physician offices for aesthetic procedures, and fewer such procedures being performed. The perceived U.S. economic slow down effect was seen in all product categories but was more pronounced within the Nu-Derm product line. During the three months ended June 30, 2008, we experienced Nu-Derm sales growth of $0.8 million. We saw a combined sales growth of $0.4 million in the Vitamin C and Other product categories. We had a total of $0.3 million increase in Elasticity sales resulting from the launch of our ELASTIderm™ Décolletage product and $0.4 million from the CLENZIderm™ product within the Therapeutic product category. Licensing fees decreased by $0.2 million. This aggregate sales growth was comprised of $1.4 million in the U.S. and $0.3 million from international markets. U.S. growth was fueled by the recent launch of two new product lines. Over 43% of the core product category sales growth experienced was attributable to an increase in our unit volumes. The growth in the Vitamin C category was primarily due to strong sales performance by the Professional-C product line. The Elasticity product category growth was driven by the launch of Décolletage, our new system within the ELASTIderm product line, in January 2008 that focuses on restoring the elasticity of the neck and chest area. The Therapeutic category increased by $0.4 million due to the sales performance of CLENZIderm, the primary product in our Therapeutic product category, which was launched in February 2007, with a second system launched in July 2007. The Other product category growth was driven by a sales focused system approach. The system approach is designed to educate physicians on the benefits of prescribing the complete Nu-Derm system as opposed to partial systems. International sales growth was primarily in the Nu-Derm category and primarily came from two regions: $0.4 million from Europe and Other and $0.1 million the Far East Region. Our licensing fees decreased $0.2 million primarily due to a decline in unit volumes of mature products, offset by the launch of rebranded Vitamin C products by our Japan partner Rohto. We believe, depending upon its duration and severity, that a continued U.S. economic slow down may negatively impact our future net sales.

         Gross margin percentage.    Our gross margin percentage decreased to 81.8%, for the three months ended June 30, 2008 compared to 82.5% for the three months ended June 30, 2007, primarily as a result of: a $0.2 million decline in licensing fees, which have the highest margins, partially offset by a $0.1 million decline in product costs related to our "purchase with purchase" promotion during the three months ended June 30, 2007. We believe our margins will increase slightly during the remaining two quarters of the year as (i) we expect to gain efficiencies in our new product line offerings; and (ii) the sales force returns to a more balanced focus across all product lines. Cost of sales also consists of outbound shipping and handling, work order scrap, licensing and royalty fees related to licensed intellectual property, depreciation and amortization attributable to products sold, and an inventory reserve for shrinkage and write-downs.

         Selling, general and administrative.    Selling, general and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock-based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expense and other selling expenses. Selling, general and administrative expenses increased $1.5 million to $14.0 million during the three months ended June 30, 2008, as compared to $12.5 million for the three months ended June 30, 2007. This increase is primarily due to the following: (i) a $0.8 million increase due to an increase in headcount, largely direct sales, marketing and operational personnel; (ii) a $0.2 million increase in expenses related to severance and compensation expense for Stephen A. Garcia, our former Chief Financial Officer; (iii) a $0.2 million increase for physician training, practice building and patient acquisition; (iv) a $0.1 million increase in insurance; (v) a $0.1 million increase in non-cash compensation primarily due to restricted stock units and stock options granted in February 2008 and stock options granted in May 2008; and (vi) a $0.1 million increase in other expenses. As a percentage of net sales, selling, general and administrative expenses in the three months ended June 30, 2008 were 50% as compared to 48% for the three months ended June 30, 2007. We expect to incur additional operating costs, such as professional fees and insurance costs, related to the growth of our business.

         Research and development.    Research and development expenses decreased $0.2 million to $1.3 million for the three months ended June 30, 2008 as compared to $1.5 million for the three months ended June 30, 2007. The decrease is primarily due to the following: a $0.1 million decrease in development costs related to the development of new products and a $0.1 million decrease in salaries and related benefits during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 due to a decrease in headcount. As a percentage of net sales, research and development costs in the three months ended June 30, 2008 were 5% as compared to 6% in the three months ended June 30, 2007. We believe that research and development costs as a percentage of sales will remain fairly consistent for the remaining two quarters of the year.

         Interest income and Interest expense.    Interest income was $0.1 million for the three months ended June 30, 2008, as compared to $56,000 for the three months ended June 30, 2007. The increase is primarily due to the investment of the majority of our cash balance into a higher interest rate yielding money market account and an increase in our average cash balance from $6.3 million for the three months ended June 30, 2007 to $21.5 million for the three months ended June 30, 2008. Interest expense was $28,000 during the three months ended June 30, 2008, as compared to $1.0 million for the three months ended June 30, 2007. The decline is attributable to the complete paydown of our debt during the year ended December 31, 2007.

         Income taxes.    Income tax expense increased $0.4 million to $3.0 million for three months ended June 30, 2008, as compared to $2.6 million for the three months ended June 30, 2007. Our effective tax rate was 40.0% for the three months ended June 30, 2008 and 39.4% for the three months ended June 30, 2007. The increase in the effective tax rate is due to the expiration of the federal research and development tax credit on December 31, 2007.

The six months ended June 30, 2008 compared to the six months ended June 30, 2007

         Net sales.    The following table compares net sales by product line and certain selected products for the six months ended June 30, 2008 and 2007:

	Six months ended June 30,
	2008	2007	Change
	(in thousands)
Net Sales by Product Category:
Skin Health
Nu-Derm	$29,209	$29,592	(1)%
Vitamin C	6,282	5,838	8
Elasticity	7,103	4,432	60
Therapeutic	2,909	2,408	21
Other	5,449	4,896	11

Total	50,952	47,166	8
Licensing fees	2,194	1,947	13

Total net sales	$53,146	$49,113	8%

United States	84%	85%
International	16%	15%

        Net sales increased by $4.0 million, or 8%, to $53.1 million during the six months ended June 30, 2008, as compared to $49.1 million during the six months ended June 30, 2007. Overall, the economic conditions within the U.S. had a slightly negative impact on our revenue growth performance during the six months ended June 30, 2008. We believe that the economic downturn has reduced disposable income, ,which we believe has led to reduced patient visits to physician offices for aesthetic procedures and fewer such procedures being performed. The perceived U.S. economic slow down effect was seen in all product categories but was more pronounced within the Nu-Derm product line. During the six months ended June 30, 2008, we experienced Nu-Derm sales decline of $0.4 million. We saw a combined sales growth of $1.0 million in the Vitamin C and Other product categories. We had a total of $2.7 million increase in Elasticity sales resulting from the launch of our ELASTIderm™ Décolletage product and $0.5 million from the CLENZIderm™ product within the Therapeutic product category. Licensing fees increased by $0.2 million. This aggregate sales growth was comprised of $3.2 million in the U.S. and $0.8 million from international markets. U.S. growth was fueled by the recent launch of two new product lines. Over 35% of the core product category sales growth experienced was attributable to an increase in our unit volumes. The Nu-Derm product category decline was largely driven by the current perceived U.S. economic slow down and the focusing of our sales force on the launch of ELASTIderm™ Décolletage. The growth in the Vitamin C category was primarily due to strong sales performance by the Professional-C product line. The Elasticity product category growth was driven by the launch of Décolletage, our new system within the ELASTIderm product line, in January 2008 that focuses on restoring the elasticity of the neck and chest area. The Therapeutic category increased by $0.5 million due to the sales performance of CLENZIderm, the primary product in our Therapeutic product category, which was launched in February 2007, with a second system launched in July 2007. The Other product category growth was driven by a sales focused system approach. The system approach is designed to educate physicians on the benefits of prescribing the complete Nu-Derm system as opposed to partial systems. International sales growth was primarily in the Nu-Derm and Elasticity categories and primarily came from two regions: $0.5 million from the Europe and other region and $0.3 million from the Middle East region. This growth was offset by a decline in the Far East region of $0.2 million. Our licensing fees increased $0.2 million due to the launch of rebranded Vitamin C products by our Japan partner Rohto. We believe, depending upon its duration and severity, that a continued U.S. economic slow down may negatively impact our future net sales.

         Gross margin percentage.    Our gross margin percentage decreased to 81.6%, for the six months ended June 30, 2008 compared to 82.7% for the six months ended June 30, 2007, primarily as a result of: (i) promotional incentives associated with the launch of ELASTIderm Décolletage for approximately $0.2 million; and (ii) change in our product mix, which has historically been dominated by our Nu-Derm product line. These were partially offset, by an increase in licensing fees, which have the highest margins. We believe our margins will increase slightly during the remaining six months of the year as (i) we expect to gain efficiencies in our new product line offerings; (ii) our promotions associated with the launch of ELASTIderm Décolletage were only in effect during the six months ended June 30, 2008; and (iii) the sales force returns to a more balanced focus across all product lines. Cost of sales also consists of outbound shipping and handling, work order scrap, licensing and royalty fees related to licensed intellectual property, depreciation and amortization attributable to products sold, and an inventory reserve for shrinkage and write-downs.

         Selling, general and administrative.    Selling, general and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock-based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expense and other selling expenses. Selling, general and administrative expenses increased $3.4 million to $28.3 million during the six months ended June 30, 2008, as compared to $24.8 million for the six months ended June 30, 2007. This increase is primarily due to the following: (i) a $2.0 million increase due to an increase in headcount, largely direct sales, marketing and operational personnel; (ii) a $0.3 million increase in expenses related to severance and compensation expense for Stephen A. Garcia, our former Chief Financial Officer; (iii) a $0.3 million increase for physician training, practice building and patient acquisition; (iv) a $0.2 million increase in insurance; (v) a $0.2 million increase in non-cash compensation primarily due to restricted stock units and stock options granted in February 2008 and stock options granted in May 2008; (vi) a $0.1 million increase in marketing and promotional activities for new product development; and (vii) a $0.3 million increase in other expenses. As a percentage of net sales, selling, general and administrative expenses in the six months ended June 30, 2008 were 53% as compared to 51% for the six months ended June 30, 2007.

         Research and development.    Research and development expenses remained flat at approximately $2.8 million for the six months ended June 30, 2008 and for the six months ended June 30, 2007. During the six months ended June 30, 2008, expenses related to the development of new products increased by $0.1 million, offset by a $0.1 million decrease in salaries and related benefits during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due to a decrease in headcount. As a percentage of net sales, research and development costs in the six months ended June 30, 2008 were 5% as compared to 6% in the six months ended June 30, 2007. We believe that research and development costs as a percentage of sales will remain fairly consistent for the remaining three quarters of the year.

         Interest income and Interest expense.    Interest income was $0.2 million for the six months ended June 30, 2008, as compared to $0.1 million for the six months ended June 30, 2007. The increase is primarily due to the investment of the majority of our cash balance into a higher interest rate yielding money market account and an increase in our average cash balance from $9.1 million for the six months ended June 30, 2007 to $19.8 million for the six months ended June 30, 2008. Interest expense was $0.1 million during the six months ended June 30, 2008, as compared to $1.8 million for the six months ended June 30, 2007. The decline is attributable to the complete paydown of our debt during the year ended December 31, 2007.

         Income taxes.    Income tax expense increased $0.5 million to $5.0 million for six months ended June 30, 2008, as compared to $4.5 million for the six months ended June 30, 2007. Our effective tax rate was 40% for the six months ended June 30, 2008 and 39.5% for the six months ended June 30, 2007. The increase in the effective tax rate is due to the expiration of the federal research and development tax credit on December 31, 2007.

Liquidity and capital resources

        Management assesses our liquidity by our ability to generate cash to fund our operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; funds required for acquisitions; borrowing capacity under credit facilities; and financial flexibility to attract long-term capital on satisfactory terms. As of June 30, 2008, our accumulated earnings were $1.5 million. We currently invest our cash and cash equivalents in large money market funds and high-quality corporate issuers. Historically, we have generated cash from operations in excess of working capital requirements and through private and public sales of common stock. We had $10.0 million available on our revolving line of credit on June 30, 2008 and December 31, 2007. As of June 30, 2008, we had no outstanding debt under our credit agreement with GE Healthcare Financial Services, formerly Merrill Lynch Capital, (the "Facility"). Borrowings under the Facility are subject to certain financial and operating covenants that include, among other provisions, maintaining a maximum Debt to EBITDA Ratio and minimum EBITDA levels and restrictions on our ability to pay dividends. Certain covenants also limit annual capital expenditures and use of proceeds from the issuance of debt and equity securities. We were in compliance with all financial and non-financial covenants as of June 30, 2008 and December 31, 2007. We are currently negotiating a new line of credit agreement with a different financial institution that will afford us more favorable terms. This may result in a non-cash write off of debt issuance costs of approximately $155.

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

Cash flow

         Six months ended June 30, 2008.    For the six months ended June 30, 2008, net cash provided by operating activities was $10.1 million. The primary sources and uses of cash were $7.5 million in net income, including the effect of: (i) adjusting for non-cash items; (ii) a net increase in accounts payable and current liabilities through timing of payment for operational and inventory purchases; (iii) a decrease in other assets due to a decrease in our income tax receivable; and (iv) a decrease in prepaid and other assets due to rebates received on products in our Other product line; offset by (i) an increase of inventory through added stocking levels for our new product in our ELASTIderm product line and our new product to be launched in August 2008 (our inventory turn ratio decreased from 2.8 to 2.2); and (ii) an increase of accounts receivable due to higher sales volumes.

        Net cash used in investing activities was $1.0 million for the six months ended June 30, 2008. This was primarily due to the following: (i) cost related to the initial architectural design of our new corporate headquarters; (ii) website and software maintenance; and (iii) investments in patent related intellectual property. We anticipate spending approximately $5.2 million in total for capital expenditures by the end of 2008 associated with leasehold improvements for the new facility and implementation of the new ERP system.

        Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2008. This was primarily the result of proceeds received from the exercise of stock options.

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

Recent accounting pronouncements

New accounting standards

        In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 162 ("SFAS No. 162"), The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We will adopt SFAS No. 162 once it is effective and we are currently evaluating the effect that the adoption will have on our consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3 ("FSP FAS 142-3"), Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for specified entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset. Additional disclosures are required to enable financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP FAS 142-3 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We do not believe the adoption of FSP FAS 142-3 will have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(revised 2007) ("SFAS No. 141(R)"), Business Combinations, which among other things, requires us to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue ("EITF") No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, to be recorded as a component of purchase accounting. This statement is effective as of the beginning of an entity's first fiscal year beginning after December 15, 2008. We will adopt the provisions of this standard beginning January 1, 2009. The provisions of SFAS No. 141(R) will only impact us if it is party to a business combination after the standard has been adopted.

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

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We invest our excess cash primarily in large money market funds and high-quality corporate issuers. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

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

LIBOR interest rates affect the interest earned on our cash and cash equivalents. At June 30, 2008, we had approximately $23.2 million of cash and cash equivalents. If the interest rates on our cash and cash equivalents were to increase or decrease by 1% for the year, annual interest income would increase or decrease by approximately $0.2 million.

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        As of June 30, 2008, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

        There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II

ITEM 1:    LEGAL PROCEEDINGS

        From time to time, we are involved in litigation and other legal matters in the normal course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A:    RISK FACTORS

        The following risk factor represents an addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

        We recently hired a new Chief Financial Officer and this change in senior management may impact our ability to execute our business strategy in the near term.

        We recently announced the appointment of Preston S. Romm as our new Chief Financial Officer and Executive Vice President, Finance, Operations and Administration, and Treasurer. We anticipate that we will experience a transition period as Mr. Romm becomes fully integrated with the rest of the management team and our board of directors. This recent change in our senior management team may impact our ability to execute our business strategy in the near term.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The following proposals were voted upon at the Company's 2008 Annual Meeting of Stockholders held on June 10, 2008:

  (i)
  To elect seven directors to hold office until the year 2009 Annual Meeting of Stockholders and until their successors are elected and qualified.

    The election of all seven Directors was approved at the annual meeting. The voting results were as follows:

Election of Directors	Shares Voted For	Shares Withheld
Steven R. Carlson	18,176,528	700,048
Albert J. Fitzgibbons III	18,118,390	758,186
John A. Bartholdson	18,121,307	755,269
John H. Duerden	18,552,477	324,099
Edward A. Grant	18,546,377	330,199
Albert F. Hummel	17,516,818	1,359,758
Ronald P. Badie	18,547,677	328,899
  (ii)
  To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2008.

    The appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the fiscal year ended December 31, 2008 was ratified as 18,642,625 shares voted for the ratification, 230,855 shares voted against the ratification and 3,095 shares abstained.

ITEM 5:    OTHER INFORMATION

        On June 24, 2008, we entered into an Implementation and Support Agreement with Specialists in Custom Software, Inc. ("SCS"). According to the agreement, SCS is to provide implementation and support services for a period of one year, for Microsoft Business Solutions Navision software, our proposed enterprise resource planning system.

        On July 8, 2008, we entered into a new lease agreement with a new landlord for our Carson warehouse location. The term of the lease is for five years with an option to extend the lease term for another five years. The total lease payments over the initial term will approximate $1,288. The lease term will commence on November 1, 2008. When the lease commences, we will have no remaining obligations under the lease with the former landlord.

        On August 5, 2008, the board of directors authorized the repurchase of up to $10 million of our outstanding common shares over a period of two years. The purchases will be made in the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by a three person committee, consisting of board members and management, at our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors and may be discontinued at any time.

        On August 6, 2008, the Company entered into a lease amendment with Kilroy to change the lease commencement date from one hundred and twenty (120) days following the date which Kilroy delivers the premises to the Company to October 29, 2008 and to extend the initial lease term from seven years to ten years. The total lease payments over the initial term will approximate $10,805.

ITEM 6:    EXHIBITS

Exhibit	Exhibit title
3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Amended and Restated Bylaws of the Company(1)
4.1	Specimen Stock Certificate(1)
4.3	Investor's Rights Agreement, by and among the Company, Mandarin Partners LLC and the Zein & Samar Obagi Family Trust dated December 2, 1997, as amended and assigned.(1)
10.41	Lease Agreement between OMP, Inc. and Kilroy Realty, L.P. dated April 30, 2008. (2)
10.42	Employment Agreement by and between the Company and Preston S. Romm, dated as of June 16,2008.(3)
10.43	Implementation and Support Agreement by and between the Company and Specialists in Custom Software, Inc., dated June 24, 2008.*
10.44	Lease Agreement between OMP, Inc. and Cypress-Southbay, LLC.. and related construction rider, dated July 8, 2008.*
10.45	Amendment to Lease Agreement between OMP, Inc. and Kilroy Realty, L.P., dated August 6, 2008.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

(2)
Incorporated herein by reference to the exhibits filed with the Company's Form 8-K filed with the Commission on May 6, 2008.

(3)
Incorporated herein by reference to the exhibits filed with the Company's Form 8-K filed with the Commission on June 23, 2008.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBAGI MEDICAL PRODUCTS, INC.
Date: August 11, 2008	By:	/s/ STEVEN R. CARLSON Steven R. Carlson Chief Executive Officer (Principal Executive Officer)
Date: August 11, 2008	By:	/s/ PRESTON S. ROMM Preston S. Romm Chief Financial Officer (Principal Financial Officer)

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