Form 10-Q
period 2008-09-30
Obagi Medical Products, Inc.
filed 2008-11-07
CIK 1375247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33204

OBAGI MEDICAL PRODUCTS, INC.

 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3904668 (I.R.S. Employer Identification No.)
3760 Kilroy Airport Way, Suite 500, Long Beach, CA (Address of principal executive offices)	90806 (zip code)

(562) 628-1007

 (Registrant's telephone number, including area code)

310 Golden Shore, Suite 100, Long Beach, CA, 90802

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

There were 22,670,460 shares of the registrant's common stock issued and outstanding as of October 31, 2008.

OBAGI MEDICAL PRODUCTS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I

  ITEM 1: FINANCIAL STATEMENTS

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$24,373	$14,054
Accounts receivable, net	18,567	17,370
Accounts receivable from related parties, net	794	982
Inventories, net	7,826	6,047
Prepaid expenses and other current assets	5,641	5,782
Total current assets	57,201	44,235
Property and equipment, net	4,231	2,759
Goodwill	4,629	4,629
Intangible assets, net	5,417	5,760
Other assets	2,247	2,380
Total assets	$73,725	$59,763
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,566	$6,664
Current portion of long-term debt	47	54
Accrued liabilities	3,234	3,274
Total current liabilities	10,847	9,992
Long-term debt	24	42
Other long-term liabilities	904	—
Total liabilities	11,775	10,034
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares authorized, 22,691,238 and 22,653,349 shares issued and 22,670,460 and 22,643,564 shares outstanding at September 30, 2008 and December 31, 2007, respectively	23	23
Additional paid-in capital	57,626	55,805
Accumulated earnings (deficit)	4,373	(6,031)
Accumulated other comprehensive loss	(72)	(68)
Total stockholders’ equity	61,950	49,729
Total liabilities and stockholders’ equity	$73,725	$59,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Income
(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$26,012	$26,281	$79,158	$75,394
Cost of sales	5,114	4,604	14,888	13,125
Gross profit	20,898	21,677	64,270	62,269
Selling, general and administrative expenses	14,985	13,610	43,260	38,446
Research and development expenses	1,155	1,355	3,872	4,121
Income from operations	4,758	6,712	17,138	19,702
Interest income	91	—	279	100
Interest expense	(28)	(355)	(93)	(2,110)
Income before provision for income taxes	4,821	6,357	17,324	17,692
Provision for income taxes	1,914	2,495	6,920	6,968
Net income	$2,907	$3,862	$10,404	$10,724
Net income attributable to common shares
Basic	$0.13	$0.18	$0.46	$0.49
Diluted	$0.13	$0.18	$0.46	$0.49
Weighted average common shares outstanding
Basic	22,658,232	21,808,483	22,652,205	21,804,159
Diluted	22,693,197	22,032,881	22,703,071	21,967,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income
(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional	Accumulated	Other
	Common Stock		Paid-In	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Loss	Total
Balances, as of December 31, 2007	22,643,564	$23	$55,805	$(6,031)	$(68)	$49,729
Comprehensive income:
Translation adjustment, net of tax effect ($3 benefit)	—	—	—	—	(4)	(4)
Net income for the nine months ended September 30, 2008	—	—	—	10,404	—	10,404
Total comprehensive income						10,400
Stock compensation expense	—	—	1,616	—	—	1,616
Issuance of vested restricted stock	8,006	—	—	—	—	—
Issuance of common stock upon exercise of stock options	18,890	—	174	—	—	174
Tax benefit from exercise of stock options	—	—	31	—	—	31
Balances, as of September 30, 2008	22,670,460	$23	$57,626	$4,373	$(72)	$61,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$10,404	$10,724
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,808	2,074
Write down of debt issuance costs	—	578
(Recovery of) provision for doubtful accounts and sales returns	(9)	176
Deferred income tax	24	—
Stock compensation expense	1,616	1,238
Changes in operating assets and liabilities
Accounts receivable	(1,000)	(3,941)
Inventories	(1,779)	(1,276)
Prepaid expenses and other current assets	327	(629)
Other assets	(152)	26
Accounts payable	902	1,803
Accrued liabilities	(40)	(212)
Other long-term liabilities	904	—
Net cash provided by operating activities	13,005	10,561
Cash flows from investing activities
Purchases of property and equipment	(2,592)	(438)
Purchase of other intangible assets	(271)	(320)
Net cash used in investing activities	(2,863)	(758)
Cash flows from financing activities
Principal payments on term loans	—	(18,618)
Principal payments on capital lease obligations	(24)	(26)
Payment received on stockholder receivable	—	23
Proceeds from exercise of stock options	174	30
Tax benefit from the exercise of stock options	31	—
Net cash provided by (used in) financing activities	181	(18,591)
Effect of exchange rate changes on cash and cash equivalents	(4)	(2)
Net increase (decrease) in cash and cash equivalents	10,319	(8,790)
Cash and cash equivalents at beginning of period	14,054	11,298
Cash and cash equivalents at end of period	$24,373	$2,508
Non cash investing and financing activities
Interest rate cap fair value adjustment	$—	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

Note 1: Description of Business and Basis of Presentation

    Obagi Medical Products, Inc. (the "Company") is a specialty pharmaceutical company focused on the aesthetic and skin health markets. The Company develops and commercializes prescription-based, topical skin health systems. The Company is incorporated under the laws of the state of Delaware. The Company markets the vast majority of its products through its own sales force throughout the United States, and through 16 distribution partners in 40 other countries in regions including North America, Europe, the Far East, the Middle East, Central America, and South America. The Company sells one of its products in the pharmacy Rx channel through an outside contract sales organization.  The Company also licenses certain non-prescription product concepts under the Obagi trademark to a large Japanese based pharmaceutical company for sale through consumer distribution channels in Japan.

Basis of Presentation

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to fairly state the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual periods and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2007. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. Where appropriate, prior year amounts have been reclassified to conform to current year presentation. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other period(s).

Note 2: Significant Accounting Policies

Revenue recognition

Pharmacy Rx Channel

    During the three months ended September 30, 2008, the Company entered the pharmacy Rx channel for the first time by launching SoluCLENZ Rx GelTM, a solubilized benzoyl peroxide gel for the treatment of acne, which is available only by prescription. The Company sells SoluCLENZ to pharmaceutical wholesalers, who have the right to return purchased product prior to the units being dispensed through patient prescriptions. Revenue for this product is recognized in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements , as amended by SAB No. 104 (together "SAB No. 104") and Statement of Financial Accounting Standards (“SFAS”) No. 48 (“SFAS No. 48”), Revenue Recognition When Right of Return Exists.  Among its criteria for revenue recognition from sale transactions where a buyer has a right of return, SFAS No. 48 requires the amount of future returns to be reasonably estimated.

    During the launch period only, the Company sold product to wholesalers with a guaranteed sale provision, allowing the wholesalers to return the product within 120 days of shipment. Product shipments during the launch period were $1,548 for the three months ended September 30, 2008. As substantially all of the risks and rewards of ownership did not transfer upon shipment, the Company is treating the sale of product during the launch period under a consignment model.  Under this consignment model, the Company did not recognize revenue upon the shipment of product with the guaranteed sale provision and accounted for inventory held by the wholesalers as consignment inventory.  Due to the Company’s limited experience in the pharmacy Rx channel, the Company is currently unable to reasonably estimate customer returns and, therefore, will only recognize revenue related to SoluCLENZ units once the units have been dispensed through patient prescriptions because units dispensed to patients are not subject to return. The Company obtains actual prescription units dispensed based on distribution channel data provided by external, independent sources.

    Gross product revenue and net product revenue (gross product revenue, net of cash discounts, rebates and patient coupons) for prescription units dispensed was $34 and $25, respectively, for the three months ended September 30, 2008. Inventory on consignment represents the cost of SoluCLENZ units shipped to wholesalers that has not yet been dispensed to patients (see Note 4).

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Note 2: Significant Accounting Policies (Continued)

    The Company will continue to recognize revenue upon prescription units dispensed until it can reasonably estimate product returns based on its product returns experience. At that time, the Company will record a one-time increase in net revenue related to the recognition of revenue previously deferred.  In order to develop a methodology, and provide a basis, for estimating future product returns on sales to its wholesalers at the time of shipment, the Company has begun tracking the SoluCLENZ product return history, taking into consideration product expiration dating at time of shipment and inventory levels in the distribution channel. Revenue will also be reduced for estimates of allowances for cash discounts, rebates and patient coupons based on historical experience, and current contract prices and terms with wholesalers. If actual, or expected wholesaler returns and revenue allowances differ from previous estimates, adjustments of these estimates would be recognized in the period such facts become known.

Note 3: Recent Accounting Pronouncements

    In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162 ("SFAS No. 162"), The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material impact on its consolidated financial statements.

    In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3 ("FSP FAS 142-3"), Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for specified entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset. Additional disclosures are required to enable financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP FAS 142-3 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company does not believe the adoption of FSP FAS 142-3 or current economic and other market conditions will have a material impact on its consolidated financial statements.

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

    In December 2007, the FASB issued SFAS No. 160 ("SFAS No. 160"), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. This statement is effective as of the beginning of an entity's first fiscal year beginning after December 15, 2008. The Company will adopt the provisions of this standard beginning January 1, 2009. The Company is currently evaluating the effects, if any, that SFAS No.160 may have on its consolidated financial statements.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Note 3: Recent Accounting Pronouncements (Continued)

    In June 2007, the FASB issued EITF Issue No. 07-03 ("EITF 07-03"), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. The Company adopted the provisions of this issue beginning January 1, 2008. The adoption of EITF 07-03 did not have an impact on the Company’s consolidated financial statements.

    In February 2007, the FASB issued SFAS No. 159 ("SFAS No. 159"), The Fair Value Option for Financial Assets and Financial Liabilities, to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. The Company adopted the provisions of SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements.

    In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data; for example, the reporting entity's own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, FSP No. 157-2, Effective Date of FASB Statement No. 157 , was issued in February 2008 which defers the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Accordingly, the Company's adoption of this standard as of January 1, 2008 was limited to financial assets and liabilities. The adoption of the provisions of SFAS No. 157 relating to financial assets and liabilities did not have an impact on the Company's consolidated financial statements. The Company will adopt the provisions related to nonfinancial assets and liabilities beginning January 1, 2009. The adoption of the provisions related to nonfinancial assets and liabilities is not expected to have a material impact on the Company's consolidated financial statements.

Note 4: Composition of certain financial statement captions

Property and equipment

	September 30,	December 31,
	2008	2007
Property and equipment, net
Furniture and fixtures	$776	$776
Computer software and equipment	3,338	2,906
Lab and office equipment	549	543
Leasehold improvements	3,164	3,107
Capital lease (office equipment)	261	261
Construction in progress	2,227	157
	10,315	7,750
Less accumulated depreciation	(6,084)	(4,991)
	$4,231	$2,759

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Note 4: Composition of certain financial statement captions (Continued)

Inventories

    Inventories consist of raw materials and finished goods manufactured both through contracted third party manufacturers and in-house and purchased from third parties and are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory reserves are measured as the difference between cost of inventory and the estimated net realizable value. Provision for inventory reserves is charged to cost of sales. The Company's estimated inventory reserve is provided for in the condensed consolidated financial statements and actual reserve requirements approximated management's estimates.

	September 30,	December 31,
	2008	2007
Inventories, net
Raw materials	$3,471	$2,610
Finished goods	4,938	3,906
Inventory on consignment	100	—
	8,509	6,516
Less reserve for inventories	(683)	(469)
	$7,826	$6,047

    Inventory on consignment represents the amount of SoluCLENZ shipped to wholesalers and chain drug stores that had not been recognized as revenue (see Note 2).

Accrued liabilities

	September 30,	December 31,
	2008	2007
Accrued liabilities
Salaries and related benefits	$1,558	$2,035
Current portion of deferred rent	376	21
Related parties (Note 7)	117	135
Other	1,183	1,083
	$3,234	$3,274

    As of September 30, 2008, Other long-term liabilities of $904 represents the long-term portion of deferred rent.

Note 5: Intangible Assets

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

    At September 30, 2008 and December 31, 2007, the carrying amounts and accumulated amortization of intangible assets are as follows:

	September 30, 2008			December 31, 2007
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Trademarks	$7,371	$(3,941)	$3,430	$7,343	$(3,668)	$3,675
Distribution rights	1,082	(957)	125	1,082	(876)	206
Covenant not-to-compete	931	(931)	—	931	(931)	—
Licenses	1,975	(1,107)	868	1,875	(1,107)	768
Other intangible assets	3,470	(2,476)	994	3,327	(2,216)	1,111
	$14,829	$(9,412)	$5,417	$14,558	$(8,798)	$5,760

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Note 5: Intangible Assets

    Amortization expense related to all intangible assets, including certain amounts reflected in cost of sales, for the three months ended September 30, 2008 and 2007 was $205 and $235, respectively, and for the nine months ended September 30, 2008 and 2007 was $615 and $702, respectively.

Note 6: Income taxes

    The Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. As of September 30, 2008 and December 31, 2007, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $109 and $161 respectively. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

    The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008 and December 31, 2007, accrued interest related to uncertain tax positions was $53 and $40, respectively.

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

    On October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (“The Act”). The Act extended the Research and Development Credit for both 2008 and 2009. The Company will record the benefit of the Research and Development Credit for all of 2008 in the fourth quarter given the date of enactment.

Note 7: Related-party transactions

    One of our largest shareholders, Dr. Zein Obagi, is a 70% beneficial shareholder in Cellogique Corporation ("Cellogique"), the Company's largest international distribution partner. On November 10, 2005, the Company entered into a new Distribution Agreement with Cellogique. The agreement granted Cellogique the exclusive right to promote, market, sell, distribute and sub-distribute certain specified products to customers within the Middle East. In addition to his primary medical practice in Beverly Hills, California, Dr. Obagi is also a 75% owner of two other dermatology clinics, Obagi Dermatology – San Gabriel Annex, Inc., formerly Chinese Obagi Corporation, and Obagi Dermatology – Westminster Annex, Inc., formerly Vietnamese Obagi Corporation, (the "Clinics") that also purchase products from the Company. The Clinics are located in Southern California and cater to the local Chinese and Vietnamese communities. Other than the common ownership interest by Dr. Obagi, the Company is otherwise unrelated to the Clinics.

    On January 9, 2008, the Company entered into an Assignment Agreement with ZSO, LP, an affiliate of Dr. Obagi, whereby the Company assigned its rights under a construction contract with Legacy Construction ("Legacy") associated with space the Company leases for its marketing and training center.

    On January 9, 2008, the Company entered into an Indemnification Agreement with Dr. Obagi, and his affiliates, Zein E. Obagi, M.D., Inc., Samar Obagi, the Zein and Samar Obagi Family Trust, Skin Health Properties, Inc., and ZSO, LP (the "Indemnification Agreement"). The Indemnification Agreement provided for the Company to place approximately $340 in escrow in exchange for an indemnification for any liability arising from the underlying Legacy construction contract. By the terms of the June 29, 2006 letter agreement (the "2006 Agreement") by and among the Company, Dr. Obagi, Skin Health Properties and others (the "Obagi Parties"), the Obagi Parties are required to reimburse the Company for any amounts the Company spent on leasehold improvements in excess of $1,817.  The $340 is above the $1,817 cap on leasehold improvements that the Company was responsible for under the 2006 Agreement.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Note 7: Related-party transactions (Continued)

    On July 14, 2008, the Company entered into a binding settlement agreement and stipulation agreement by and between Legacy, certain of the Obagi Parties and Battaglia, Inc. In this agreement, the Company was formally released from any and all remaining obligations to Legacy. In accordance with the agreement, on July 25, 2008, the Company fulfilled its obligations under the Indemnification Agreement by placing the agreed upon $340 in escrow.

    As previously noted, pursuant to the 2006 Agreement, the Company was released from any future claims related to, and entitled to reimbursement for, the leasehold improvements of the marketing and training center over and above $1,817. As of September 30, 2008, payment for amounts above the $1,817 had not been received from the Obagi Parties.

    Total sales made to Dr. Obagi, Cellogique and the Clinics, and the related cost of sales for the three and nine months ended September 30, 2008 and 2007, are included in the Company's consolidated Statements of Operations and are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net sales	$600	$684	$2,785	$2,573
Costs of sales	131	131	579	472

    Combined amounts due from Dr. Obagi, Cellogique and the Clinics for product purchases at September 30, 2008 and December 31, 2007 are reflected in accounts receivable from related parties, net in the accompanying condensed consolidated Balance Sheets as follows:

	September 30,	December 31,
	2008	2007
Due from Dr. Obagi	$274	$500
Due from Cellogique	489	424
Due from Dermatology – San Gabriel Annex, Inc.	31	58
	$794	$982

    Amounts payable to Dr. Obagi and Stonington Partners, Inc., the Company's largest stockholder owning approximately 20.8% of the Company's outstanding stock as of September 30, 2008, for any bonus, annual payment, expense reimbursement or royalties and interest, and to other stockholders and their affiliates for other services as of September 30, 2008 and December 31, 2007 are reflected in accrued expenses in the accompanying condensed consolidated Balance Sheets as follows:

	September 30,	December 31,
	2008	2007
Dr. Obagi	$113	$118
Stonington Partners, Inc.	4	17
	$117	$135

Note 8: Commitments and Contingencies

Employment Agreements

    On March 3, 2008, the Company and Steven R. Carlson, the Company's Chief Executive Officer, amended Mr. Carlson's employment agreement (the "Amendment") effective as of March 1, 2008. The Amendment (i) increased Mr. Carlson's base salary to $500 per year or such greater amount as the compensation committee may from time to time determine; (ii) increased Mr. Carlson's annual bonus to up to 75% of his base salary based upon achievement of certain Company and individual targets; (iii) provided for the grant of non-qualified options to purchase a total of an additional 225,000 shares of the Company's common stock, vesting over five years, at an exercise price equal to 125% of the fair market value of the Company's common stock on the date of the grant (the date of grant being that date in 2008 on which the Company's senior executives receive option grants, the "Option Grant"); and (iv) extended the term of Mr. Carlson's employment agreement until the occurrence of an Event of Termination (as defined in the Amendment). On May 1, 2008, upon the grant of stock options to officers of the Company, Mr. Carlson received the Option Grant at an exercise price of $10.91.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Note 8: Commitments and Contingencies (Continued)

    On March 24, 2008, the Company entered into a letter agreement with Stephen A. Garcia, the Company's then Chief Financial Officer, regarding the transition arrangements related to his resignation (the "Transition Agreement"), pursuant to which Mr. Garcia's employment relationship with the Company ended on July 15, 2008. During this period, Mr. Garcia continued to receive his then current salary and benefits. Because Mr. Garcia satisfied all of the conditions of the Transition Agreement, the Company is currently paying Mr. Garcia a transition success payment equal to one year of pay at his then current annual rate of compensation of $253. This payment is payable over a period of one year (ending on July 15, 2009) in equal installments on the Company's normal payroll schedule, less all normal payroll deductions.  In addition, Mr. Garcia's stock options that would have vested between July 15, 2008 and December 31, 2008, vested in full and were immediately exercisable as of July 15, 2008 for a period of 90 days, 12,500 of which were exercised on September 29, 2008 at an exercise price of $8.40 per share. Pursuant to the Transition Agreement, Mr. Garcia released and discharged any claims that he may have had as of July 15, 2008 against the Company and its current and former owners, stockholders, employees, agents, attorneys, representatives, related companies, assignees as well as other related parties. The Transition Agreement also requires Mr. Garcia to maintain the confidentiality of all of the Company's confidential and proprietary information.  Pursuant to the Transition Agreement, the Company accrued $209 as of September 30, 2008 for the transition success payment. In addition, the Company recognized $3 and $11 in non cash compensation expense, for the three and nine months ending September 30, 2008, respectively, related to the accelerated vesting of his outstanding stock options.

    On June 18, 2008, the Company and Preston Romm, the Company's new Chief Financial Officer, Executive Vice President, Finance, Operations and Administration and Treasurer, entered into an employment agreement. Under the agreement, Mr. Romm is entitled to a base salary of $320 per year, subject to annual cost of living increases or such greater increase as may be approved by the Company's Board of Directors, and an annual bonus of up to 60% of his base salary based upon achievement of certain Company and individual targets. For fiscal year 2008, Mr. Romm will receive a guaranteed bonus of $50, with a potential additional amount of $50 based upon 2008 performance. In addition, on July 1, 2008, Mr. Romm received an option to purchase 150,000 shares of the Company's common stock at an exercise price of $10.00 per share which was equal to 125% of the fair market value of the Company's common stock on the date of the grant.

    Under the agreement, either Mr. Romm or the Company may terminate his employment at any time. If Mr. Romm is terminated for cause or terminates his own employment, he is not entitled to severance. Mr. Romm is also subject to certain covenants related to confidentiality, non-solicitation of employees and non-competition in the event his employment is terminated.

Surety Bond

    On April 30, 2008, the Company provided a surety bond to the Florida Department of Health in the amount of $100 to serve as a security device for the Company's compliance with the requirements for wholesale distribution of prescription drugs as set forth in the Florida Drug and Cosmetic Act and to secure payment of any administrative fines or penalties. This surety bond will remain in full force and effect for one year after the Company's permit ceases to be valid.

Letter of Credit Agreements

    On February 26, 2008, the Company provided a new irrevocable standby letter of credit to the California State Board of Pharmacy in the amount of $100, to serve as a security device for the performance by the Company of its obligations under the Business and Professions Code. This letter of credit automatically renews annually unless written notice is provided by the Company at least 30 days before each expiration date to the California State Board of Pharmacy.

    On May 28, 2008, the Company provided an irrevocable standby letter of credit to the Wisconsin Department of Regulation and Licensing in the amount of $5, which may be drawn upon to satisfy any unpaid administration fines or penalties. This letter of credit automatically renews annually unless written notice is provided by the Company at least 60 days before each expiration date to the Wisconsin Department of Regulation and Licensing.

    On July 16, 2008, the Company provided an irrevocable standby letter of credit to the Nebraska Health and Human Services in the amount of $100, which may be drawn upon to satisfy any unpaid administration fines or penalties. This letter of credit automatically renews annually unless written notice is provided by the Company at least 60 days before each expiration date to the Nebraska Health and Human Services.

    On July 29, 2008, the Company provided an irrevocable standby letter of credit to the Oregon Board of Pharmacy in the amount of $100, which may be drawn upon to satisfy any unpaid administration fines or penalties. This letter of credit automatically renews annually unless written notice is provided by the Company at least 60 days before each expiration date to the Oregon Board of Pharmacy.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Note 8: Commitments and Contingencies (Continued)

Lease Agreements

    On August 6, 2008, the Company entered into a lease amendment with Kilroy Realty, L.P. (“Kilroy”) for the lease of office space located in Long Beach, California. The new facility consists of 30,884 rentable square feet and the term of the lease is for ten years with an option to extend the lease term for five years. The total lease payments over the initial term will approximate $10,805. The Company took possession of the facility on July 1, 2008, and the lease term commenced in October 2008 when the Company took occupancy and relocated its corporate headquarters to the new facility. As of September 30, 2008, leasehold improvements capitalized in construction in progress totaled $1,564, and amounts recorded as deferred rent in Accrued liabilities and Other long-term liabilities totaled $361 and $904, respectively.

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

    Under the treasury stock method, the assumed proceeds calculation includes: (a) the actual proceeds to be received from the employee upon exercise, (b) the average unrecognized compensation cost during the period and (c) any tax benefits that will be credited upon exercise to additional paid-in capital. The Company determines whether its windfall pool of available excess tax benefits is sufficient to absorb the shortfall. As of September 30, 2008, the Company did not have a shortfall. If it had, the effect of the hypothetical deferred tax asset write-off would reduce the assumed proceeds in the treasury stock calculation. If there is no pool of available excess tax benefits, or if the amount of the pool is insufficient to absorb the entire hypothetical deficient tax deduction, the amount of the deficiency that is charged to income tax expense is not considered to be a reduction of the assumed proceeds. Currently, the Company has determined that it has a sufficient windfall pool available.

    Basic and diluted earnings per common share were calculated using the following weighted average shares outstanding for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average shares outstanding—basic	22,658,232	21,808,483	22,652,205	21,804,159
Effect of dilutive stock options	34,965	224,398	50,866	163,482
Weighted average shares outstanding—diluted	22,693,197	22,032,881	22,703,071	21,967,641

    Diluted earnings per share does not include the impact of common stock options, unvested restricted stock units and unvested restricted stock then outstanding of 1,806,713 and 50,069 for the three months ended September 30, 2008 and 2007, respectively, and 1,790,909 and 60,069 for the nine months ended September 30, 2008 and 2007, respectively, as the effect of their inclusion would be anti-dilutive.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Note 10: Stock Options, Restricted Stock Units and Restricted Stock

    During the three and nine months ended September 30, 2008, the Company's board of directors, through its compensation committee, granted 194,700 and 645,200 options, respectively, under the 2005 Stock Incentive Plan (the "2005 Plan") to employees of the Company, including officers, with an exercise price ranging from $9.31 to $10.00 and $7.00 to $16.25, for the three and nine months ended September 30, 2008, respectively, which was equal to or greater than the fair value of the underlying common stock on the date of grant.  As of September 30, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $3,617, which is expected to be recognized over a weighted average period of approximately 2.43 years.

    During the nine months ended September 30, 2008, the Company's board of directors, through its compensation committee, granted 45,000 restricted stock units under the 2005 Plan to officers of the Company. The fair market value of the restricted stock units granted was $16.25, which was based upon the fair value of the Company's common stock on the date of grant. The resulting compensation expense from the restricted stock unit grants is recognized on a straight-line basis over the requisite service period, which equals the restricted stock unit vesting term of fifteen months. On July 15, 2008, upon the departure of Stephen A. Garcia, 5,000 of these restricted stock units were cancelled.

Note 11: Segments

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

    As noted earlier, during the three months ended September 30, 2008, the Company launched SoluCLENZ, a solubilized benzoyl peroxide gel for the treatment of acne, which is available only by prescription, and is currently the only product that the Company dispenses through the pharmacy Rx channel, the Company’s newest operating segment. The Company now operates its business on the basis of three reportable segments (i) physician dispensed (formerly known as “skin health”), (ii) licensing and (iii) the pharmacy Rx channel. The physician dispensed segment produces a broad range of topical skin health systems and products that enable physicians to sell products to their patients to treat a range of skin conditions, including pre-mature aging, photo-damage, hyperpigmentation, acne and soft tissue deficits, such as fine lines and wrinkles. The pharmacy Rx segment includes prescription and over-the-counter dermatological products that are dispensed through pharmacies.  The licensing segment includes revenues generated from licensing arrangements with international distributors that specialize in the distribution and marketing of over-the-counter medical oriented products in the drug store, retail and aesthetic spa channels.

    Management evaluates its segments on a revenue and gross profit basis, which is presented below. The United States information is presented separately as the Company's headquarters reside in the United States. United States sales represented 84% and 84% of total consolidated net sales for the three months ended September 30, 2008 and 2007, respectively, and 84% and 84% of total consolidated net sales for the nine months ended September 30, 2008 and 2007, respectively. No other country or single customer generates over 10% of total Company consolidated net sales.

    All of the Company's long-lived assets are located in the United States. The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Note 11: Segments (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net sales by segment
Physician dispensed	$24,773	$24,880	$75,725	$72,045
Pharmacy Rx	25	—	25	—
Licensing	1,214	1,401	3,408	3,349
Net sales	$26,012	$26,281	$79,158	$75,394
Gross profit by segment
Physician dispensed	$19,695	$20,310	$60,941	$59,029
Pharmacy Rx	22	—	22	—
Licensing	1,181	1,367	3,307	3,240
Gross profit	$20,898	$21,677	$64,270	$62,269
Geographic information
United States	$21,743	$22,155	$66,510	$63,685
International	4,269	4,126	12,648	11,709
Net sales	$26,012	$26,281	$79,158	$75,394

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net sales by product line
Physician dispensed
Nu-Derm	$14,764	$16,259	$43,973	$45,851
Vitamin C	3,104	2,692	9,386	8,531
Elasticity	2,399	1,646	9,502	6,077
Therapeutic	1,780	1,812	4,689	4,219
Other	2,726	2,471	8,175	7,367
Total	24,773	24,880	75,725	72,045
Pharmacy Rx	25	—	25	—
Licensing	1,214	1,401	3,408	3,349
Total net sales	$26,012	$26,281	$79,158	$75,394

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

    Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the "Risk Factors" section of our 2007 Annual Report on Form 10-K and Item IA of Part II of this report on Form 10-Q. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

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

    Current products.     Our primary product line is the Obagi Nu-Derm System, which we believe is the only clinically proven, prescription-based, topical skin health system on the market that has been shown to enhance the skin's overall health by correcting photo-damage at the cellular level, resulting in a reduction of the visible signs of aging. The primary active ingredients in this system are 4% hydroquinone and over the counter, or OTC, skin care agents. In April 2004, we introduced the Obagi-C Rx System consisting of a combination of prescription and OTC drugs and adjunctive cosmetic skin care products to treat skin conditions resulting from sun damage and the oxidative damage of free radicals. The central ingredients in this system are 4% hydroquinone and Vitamin C. In October 2005, we launched the Obagi Professional-C products, a complete line of proprietary, non-prescription products, which consists of Vitamin C serums used to reduce the appearance of damage to the skin caused by ultraviolet radiation and other environmental influences. In July 2006, we launched our Obagi Condition and Enhance System, for use in conjunction with commonly performed cosmetic procedures including Botox® injections. In October 2006, we launched our first product in the ELASTIderm™ product line, an eye cream for improving the elasticity and skin tone around the eyes. We introduced the CLENZIderm M.D.™ system and a second product in the ELASTIderm™ product line to address acne and skin elasticity around the eye, respectively, based on positive interim clinical results, in February 2007. In July 2007, we launched our second system in the CLENZIderm M.D. line, CLENZIderm M.D. System II, which is specifically formulated for normal to dry skin. In August 2007, we launched two new Nu-Derm Condition and Enhance Systems.  One is designed specifically for use with non-surgical procedures while the other has been developed for use with surgical procedures.  In February 2008, we launched ELASTIderm™ Décolletage, a system to treat skin conditions resulting from sun damage and improve the elasticity and skin tone for the neck and chest area. We also market tretinoin, used for the topical treatment of acne in the U.S., and Obagi Blue Peel products, used to aid the physician in the application of skin peeling actives. In August 2008, we entered the pharmacy Rx channel with our first product, SoluCLENZTM, a solubilized benzoyl peroxide gel for the treatment of acne, which is available only by prescription.

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

    Aesthetic skin care.     As of September 30, 2008, we sold our products to over 5,600 physician-dispensing accounts in the U.S., with no single customer accounting for more than 5% of our net sales. Our current products, other than SoluCLENZ, are not eligible for reimbursement by Medicare or other third-party payors. We generated U.S. net sales of $21.7 million and $22.2 million during the three months ended September 30, 2008 and 2007, respectively, and $66.5 million and $63.7 million during the nine months ended September 30, 2008 and 2007, respectively.

    Retail Pharmacy Rx Channel.  We market SoluCLENZ through our dermatology sales force and an outside third party contract sales organization in the U.S. primarily to dermatologists.  We sell SoluCLENZ to pharmaceutical wholesalers who then distribute directly to the pharmacy to fill patient prescriptions.

    International distribution.     We market our products internationally through 16 international distribution partners that have sales and marketing activities in 40 countries outside of the U.S. Much like our business model in the U.S., these distributors sell our products through direct sales representatives to physicians, or through alternative distribution channels depending on regulatory requirements and industry practices. We generated international net sales of $4.3 million and $4.1 million during the three months ended September 30, 2008 and 2007, respectively, and $12.6 million and $11.7 million during the nine months ended September 30, 2008 and 2007, respectively.

    Licensing.     We market our products in the Japanese retail markets through a trademark and know-how license agreement with Rohto Pharmaceutical Co., LTD ("Rohto"). Under our agreement, Rohto is licensed to manufacture and sell a series of OTC products under the Obagi brand name in the Japanese drug store channel, and we receive a royalty based upon sales of Obagi branded products in Japan by Rohto. Rohto's Obagi branded products are sold through approximately 6,300 high-end drug stores. We have other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel. We receive royalties based upon these arrangements. We generated licensing revenue of $1.2 million and $1.4 million during the three months ended September 30, 2008 and 2007, respectively, and $3.4 million and $3.3 million during the nine months ended September 30, 2008 and 2007, respectively.

    Sales growth.     Our total net sales have grown from $26.3 million and $75.4 million for the three and nine months ended September 30, 2007 to $26.0 million and $79.2 million for the three and nine months ended September 30, 2008. Our sales growth has been driven primarily by new ELASTIderm sales coupled with the launch of the third product in the product line in January 2008.

    Results of operations.     We commenced operations in 1997, and as of September 30, 2008, we had accumulated earnings of $4.4 million. We reported net income of $2.9 million and $3.9 million for the three months ended September 30, 2008 and 2007, respectively and $10.4 million and $10.7 million for the nine months ended September 30, 2008 and 2007, respectively.

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

    Economy.     Many treatments in which our products are used are considered cosmetic in nature, are typically paid for by the patient out of disposable income and are generally not subject to reimbursement by third-party payors such as health insurance organizations. As a result, we believe that our current and future sales growth may to some extent be influenced by the economic conditions within the geographic markets in which we sell our products. During the three months ended September 30, 2008, we saw the unprecedented economic conditions within the U.S. have a negative impact on our revenue growth performance. We believe that the economic downturn has reduced disposable income, which we believe has led to reduced patient visits to physician offices for aesthetic procedures and patients’ using less product per application to extend the time needed for obtaining refills of product from their physicians. The U.S. economic slow down effect was seen in all product categories, as growth was slower than expected, but was more pronounced within the Nu-Derm product line.  At this time, it is extremely difficult to measure the severity, length, geographic and financial impact of the economic downturn and its longer term impact on our product sales, but we will continue to monitor it closely.  We do believe that some of the negative impact may be partially offset due to the following: (i) the continued growth in our market share; (ii) the aesthetic nature of our products; (iii) the lower price point of our products compared to other aesthetic products in our market; (iv) the desire to maintain a healthy and youthful appearance; and (v) the demographics of the patients who use our products.

    Future growth.     We believe that our future growth will be driven by increased direct sales coverage, penetration into non-core markets such as other medical specialties, ongoing marketing efforts to create increased awareness of the Obagi brand and the benefits of skin health and new product offerings. We plan to continue to invest significant resources on the commercialization of new applications of our current products, the continuing development of our pipeline of products and the in-licensing or acquisition of new product opportunities. Our on-going profitability is primarily dependent upon the continued success of our current product offerings.

Critical accounting policies and use of estimates

    Our discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements which have been prepared in accordance with U.S. GAAP. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, sales and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to revenue recognition, sales return reserve, accounts receivable, inventory, goodwill and other intangible assets. We use historical experience and other assumptions as the basis for making estimates. By their nature, these estimates are subject to an inherent degree of uncertainty. As a result, we cannot assure you that future actual results will not differ significantly from estimated results.

    As noted earlier, during the three months ended, September 30, 2008, we entered the pharmacy Rx channel for the first time by launching SoluCLENZ Rx GelTM, a solubilized benzoyl peroxide gel for the treatment of acne, which is available only by prescription. We sell SoluCLENZ to pharmaceutical wholesalers, who have the right to return purchased product prior to the units being dispensed through patient prescriptions. Revenue for this product is recognized in accordance with SAB No. 104 and SFAS No. 48. Among its criteria for revenue recognition from sale transactions where a buyer has a right of return, SFAS No. 48 requires the amount of future returns to be reasonably estimated.

    During the launch period only, we sold product to wholesalers with a guaranteed sale provision, allowing the wholesalers to return the product within 120 days of shipment. Product shipments during the launch period were $1,548 for the three months ended September 30, 2008. As substantially all of the risks and rewards of ownership did not transfer upon shipment, we are treating the sale of product during the launch period under a consignment model.  Under this consignment model, we did not recognize revenue upon the shipment of product with the guaranteed sale provision and accounted for inventory held by the wholesalers as consignment inventory.  Due to our limited experience in the pharmacy Rx channel, we are currently unable to reasonably estimate customer returns and, therefore, will only recognize revenue related to SoluCLENZ units once the units have been dispensed through patient prescriptions because units dispensed to patients are not subject to return. We obtain actual prescription units dispensed based on distribution channel data provided by external, independent sources.

    Gross product revenue and net product revenue (gross product revenue, net of cash discounts, rebates and patient coupons) for prescription units dispensed was $34 and $25, respectively, for the three months ended September 30, 2008. Inventory on consignment represents the cost of SoluCLENZ units shipped to wholesalers that has not yet been dispensed to patients.

    We will continue to recognize revenue upon prescription units dispensed until we can reasonably estimate product returns based on our product returns experience. At that time, we will record a one-time increase in net revenue related to the recognition of revenue previously deferred.  In order to develop a methodology, and provide a basis, for estimating future product returns on sales to our wholesalers at the time of shipment, we have begun tracking the SoluCLENZ product return history, taking into consideration product expiration dating at time of shipment and inventory levels in the distribution channel. Revenue will also be reduced for estimates of allowances for cash discounts, rebates and patient coupons based on historical experience, and current contract prices and terms with wholesalers. If actual, or expected wholesaler returns and revenue allowances differ from previous estimates, adjustments of these estimates would be recognized in the period such facts become known.

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

Results of operations

The three months ended September 30, 2008 compared to the three months ended September 30, 2007

    Net sales.     The following table compares net sales by product line and certain selected products for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007	Change
	(in thousands)
Net Sales by Product Category:
Physician dispensed
Nu-Derm	$14,764	$16,259	(9)%
Vitamin C	3,104	2,692	15
Elasticity	2,399	1,646	46
Therapeutic	1,780	1,812	(2)
Other	2,726	2,471	10
Total	24,773	24,880	0
Pharmacy Rx	25	—	100
Licensing fees	1,214	1,401	(13)
Total net sales	$26,012	$26,281	(1)%
United States	84%	84%
International	16%	16%

    Net sales decreased by $0.3 million, to $26.0 million during the three months ended September 30, 2008, as compared to $26.3 million during the three months ended September 30, 2007. Overall, the economic conditions within the U.S. had a slightly negative impact on our revenue growth performance during the three months ended September 30, 2008. We believe that the economic downturn has reduced disposable income which we believe has led to reduced patient visits to physician offices for aesthetic products and procedures, and fewer such procedures being performed and products being purchased. The U.S. economic slow down effect was seen in all product categories, as growth was lower than expected, but was more pronounced within the Nu-Derm product line. During the three months ended September 30, 2008, we experienced Nu-Derm sales decline of $1.5 million. We saw a combined sales growth of $0.7 million in the Vitamin C and Other product categories. The growth in the Vitamin C category was primarily due to strong sales performance by the Professional-C product line. The Other product category growth was driven by a sales focused system approach. The system approach is designed to educate physicians on the benefits of prescribing the complete Nu-Derm system as opposed to partial systems. We had a total of $0.7 million increase in Elasticity sales partially due to the launch of our ELASTIderm™ Décolletage product in January 2008, our new system that focuses on restoring the elasticity of the neck and chest area.  The Therapeutic category remained fairly flat at $1.8 million due to the slight decline in sales performance of CLENZIderm, the primary product in our Therapeutic product category. Overall, price increases implemented in 2008 were the primary driver of the U.S. growth during the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Licensing fees decreased by $0.2 million. Our aggregate sales decline was comprised of a decline of $0.4 million in the U.S., offset by a $0.1 million increase from international markets. International sales growth was primarily in the Nu-Derm category and primarily came from three regions: $0.3 million from Europe and Other; $0.2 million from the America’s Region; offset by a decline of $0.2 million from the Far East Region. Our licensing fees decreased $0.2 million primarily due to a decline in unit volumes as our Japan partner, Rohto, launched two new products during the quarter ended September 30, 2007 compared to no product launches during the quarter ended September 30, 2008. We believe, depending upon its duration and severity, that a continued U.S. economic slow down may negatively impact our future net sales.

    Gross margin percentage.     Overall, our gross margin percentage decreased to 80.3%, for the three months ended September 30, 2008 compared to 82.5% for the three months ended September 30, 2007.  The overall decline is primarily attributable to a decline in gross margin for our physician dispensed segment, which decreased to 79.5% compared to 81.6% for the same period last year.  The decline is primarily as a result of: (i) a $0.2 million increase in discounting promotional activities; (ii) a $0.2 million increase in cost of goods related to our Therapeutic product category; and (iii) a $0.1 million increase in inventory reserves related to short dated product in our Therapeutic and Other product categories.  Gross margin for our licensing segment decreased to 97.3% compared to 97.6% for the same period last year.  The decline is primarily due to a $0.2 million decline in our licensing fees during the three months ended September 30, 2008. Cost of sales also consists of outbound shipping and handling, work order scrap, licensing and royalty fees related to licensed intellectual property, depreciation and amortization attributable to products sold, and an inventory reserve for shrinkage and write-downs.

    Selling, general and administrative.     Selling, general and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock-based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expense and other selling expenses. Selling, general and administrative expenses increased $1.4 million to $15.0 million during the three months ended September 30, 2008, as compared to $13.6 million for the three months ended September 30, 2007. This increase is primarily due to the following: (i) a $0.7 million increase due to an increase in headcount, largely direct sales, marketing and operational personnel; (ii) a $0.6 million increase in marketing costs, primarily related to the launch of our national consumer awareness campaign during the quarter ended September 30, 2008; (iii) a $0.6 million increase in costs related to the preparation and launch of SoluCLENZ in August 2008; (iv) a $0.3 million increase in rent and related expenses due to the relocation of our corporate headquarters during the quarter ended; (v) a $0.2 million increase in non-cash compensation primarily due to restricted stock units and stock options granted during the nine months ended September 30, 2008; and (vi) a $0.1 million increase in volume driven activities; offset by (i) a $1.0 million decrease in expenses  related to operating as a public company, primarily consisting of professional fees; and (ii) a net decrease of $0.1 million in other expenses. As a percentage of net sales, selling, general and administrative expenses in the three months ended September 30, 2008 were 58% as compared to 52% for the three months ended September 30, 2007.

    Research and development.     Research and development expenses decreased $0.2 million to $1.2 million for the three months ended September 30, 2008 as compared to $1.4 million for the three months ended September 30, 2007. The decrease is primarily due to the following: a $0.1 million decrease in development costs related to the development of new products and a $0.1 million decrease in royalties paid to Dr. Obagi pursuant to the June 29, 2006 Services Agreement. As a percentage of net sales, research and development costs in the three months ended September 30, 2008 were 4% as compared to 5% in the three months ended September 30, 2007.

    Interest income and Interest expense.     Interest income was $0.1 million for the three months ended September 30, 2008. The interest income is a result of the investment of the majority of our cash balance into a higher interest rate yielding money market account and an increase in our average cash balance from $3.2 million for the three months ended September 30, 2007 to $23.7 million for the three months ended September 30, 2008. Interest expense was $28,000 during the three months ended September 30, 2008, as compared to $0.4 million for the three months ended September 30, 2007. The decline is attributable to the complete paydown of our debt during the year ended December 31, 2007.

    Income taxes.     Income tax expense decreased $0.6 million to $1.9 million for three months ended September 30, 2008, as compared to $2.5 million for the three months ended September 30, 2007. Our effective tax rate was 39.7% for the three months ended September 30, 2008 and 39.2% for the three months ended September 30, 2007.  On October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (The Act). The Act extended the Research and Development Credit for both 2008 and 2009. We will record the benefit of the Research and Development Credit for all of 2008 in the fourth quarter given the date of enactment.

The nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

    Net sales.     The following table compares net sales by product line and certain selected products for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,
	2008	2007	Change
	(in thousands)
Net Sales by Product Category:
Physician dispensed
Nu-Derm	$43,973	$45,851	(4)%
Vitamin C	9,386	8,531	10
Elasticity	9,502	6,077	56
Therapeutic	4,689	4,219	11
Other	8,175	7,367	11
Total	75,725	72,045	5
Pharmacy Rx	25	—	100
Licensing fees	3,408	3,349	2
Total net sales	$79,158	$75,394	5%
United States	84%	84%
International	16%	16%

    Net sales increased by $3.8 million, or 5%, to $79.2 million during the nine months ended September 30, 2008, as compared to $75.4 million during the nine months ended September 30, 2007. Overall, the economic conditions within the U.S. had a slightly negative impact on our revenue growth performance during the nine months ended September 30, 2008. We believe that the economic downturn has reduced disposable income, which we believe has led to reduced patient visits to physician offices for aesthetic products and procedures and fewer such procedures being performed and products being purchased. The U.S. economic slow down effect was seen in all product categories but was more pronounced within the Nu-Derm product line. During the nine months ended September 30, 2008, we experienced Nu-Derm sales decline of $1.9 million. We saw a combined sales growth of $1.7 million in the Vitamin C and Other product categories. The growth in the Vitamin C category was primarily due to strong sales performance by the Professional-C product line. The Other product category growth was driven by a sales focused system approach. The system approach is designed to educate physicians on the benefits of prescribing the complete Nu-Derm system as opposed to partial systems. We had a total of $3.4 million increase in Elasticity sales driven by the launch of Décolletage, our new system, in January 2008 that focuses on restoring the elasticity of the neck and chest area. We had a total of $0.5 million increase in Therapeutic sales due to the sales performance of CLENZIderm, the primary product in our Therapeutic product category, which was launched in February 2007, with a second system launched in July 2007. Licensing fees increased $0.1 million. Our aggregate sales growth was comprised of $2.8 million in the U.S. and $1.0 million from international markets. The U.S. growth was fueled by the recent launch of two new product lines. Over 19% of the physician dispensed sales growth was attributable to an increase in our unit volumes. International sales growth was primarily in the Nu-Derm and Elasticity categories and primarily came from three regions: $0.8 million from the Europe and other region; $0.3 million from the Middle East region; and $0.2 million from the Americas Region; offset by a decrease of $0.4 million in the Far East. Our licensing fees increased $0.1 million. We believe, depending upon its duration and severity, that a continued U.S. economic slow down may negatively impact our future net sales.

    Gross margin percentage.     Overall, our gross margin percentage decreased to 81.2%, for the nine months ended September 30, 2008 compared to 82.6% for the nine months ended September 30, 2007.  The overall decline is primarily attributable to a decline in gross margin for our physician dispensed segment, which decreased to 80.5% compared to 81.9% for the same period last year.  The decline is primarily as a result of: (i) a $0.7 million increase in discounting promotional activities; (i) a $0.2 million increase in inventory reserves related to short dated product in our Therapeutic and Other product categories; and (iii) a $0.1 million increase in cost of goods related to our Therapeutic product category.  The decline in our physician dispensed segment was offset by the gross margin for our licensing segment, which increased to 97.0% compared to 96.7% for the same period last year.  Cost of sales also consists of outbound shipping and handling, work order scrap, licensing and royalty fees related to licensed intellectual property, depreciation and amortization attributable to products sold, and an inventory reserve for shrinkage and write-downs.

    Selling, general and administrative.     Selling, general and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock-based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expense and other selling expenses. Selling, general and administrative expenses increased $4.9 million to $43.3 million during the nine months ended September 30, 2008, as compared to $38.4 million for the nine months ended September 30, 2007. This increase is primarily due to the following: (i) a $2.7 million increase due to an increase in headcount, largely direct sales, marketing and operational personnel; (ii) a $1.0 million increase in marketing costs, primarily related to the launch of our national consumer awareness campaign during the quarter ended; (iii) a $0.8 million increase in costs related to the preparation and launch of SoluCLENZ in August 2008; (iv) a $0.4 million increase in non-cash compensation primarily due to restricted stock units and stock options granted during the nine months ended; (v) a $0.3 million increase in rent and related expenses due to the relocation of our corporate headquarters during the quarter ended; (vi) a $0.3 million increase in expenses related to severance and compensation expense for Stephen A. Garcia, our former Chief Financial Officer; (vii) a $0.2 million increase in other expenses; and (viii) a $0.1 million increase in volume driven activities; offset by a $0.9 million decrease in expenses  related to operating as a public company, primarily consisting of professional fees. As a percentage of net sales, selling, general and administrative expenses in the nine months ended September 30, 2008 were 55% as compared to 51% for the nine months ended September 30, 2007.

    Research and development.     Research and development expenses decreased $0.2 million to $3.9 million for the nine months ended September 30, 2008, as compared to $4.1 million for the nine months ended September 30, 2007. The decrease is primarily due to the following:  (i) a $0.1 million decrease in salaries and related benefits during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 due to a decrease in headcount; and (ii) a $0.1 million decrease in royalties paid to Dr. Obagi pursuant to the June 29, 2006 Services Agreement. As a percentage of net sales, research and development costs in the nine months ended September 30, 2008 were 5% as compared to 5% in the nine months ended September 30, 2007. We believe that research and development costs as a percentage of sales will remain fairly consistent for the remainder of the year.

    Interest income and Interest expense.     Interest income was $0.3 million for the nine months ended September 30, 2008, as compared to $0.1 million for the nine months ended September 30, 2007. The increase is primarily due to the investment of the majority of our cash balance into a higher interest rate yielding money market account and an increase in our average cash balance from $7.1 million for the nine months ended September 30, 2007 to $21.1 million for the nine months ended September 30, 2008. Interest expense was $0.1 million during the nine months ended September 30, 2008, as compared to $2.1 million for the nine months ended September 30, 2007. The decline is attributable to the complete paydown of our debt during the year ended December 31, 2007.

    Income taxes.     Income tax expense decreased $0.1 million to $6.9 million for nine months ended September 30, 2008, as compared to $7.0 million for the nine months ended September 30, 2007. Our effective tax rate was 39.9% for the nine months ended September 30, 2008 and 39.4% for the nine months ended September 30, 2007.

Liquidity and capital resources

    Management assesses our liquidity by our ability to generate cash to fund our operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; funds required for acquisitions; borrowing capacity under credit facilities; and financial flexibility to attract long-term capital on satisfactory terms. Cash and cash equivalents was approximately $24.4 million at September 30, 2008, compared to $14.1 million at December 31, 2007. We currently invest our cash and cash equivalents in large money market funds. We continue to maintain a sufficient level of working capital, which is approximately $46.4 million at September 30, 2008 and $34.2 million at December 31, 2007. Historically, we have generated cash from operations in excess of working capital requirements and through private and public sales of common stock. We had $10.0 million available on our revolving line of credit on September 30, 2008 and December 31, 2007. As of September 30, 2008, we had no outstanding debt under our credit agreement with GE Healthcare Financial Services, formerly Merrill Lynch Capital, (the "Facility"). Borrowings under the Facility are subject to certain financial and operating covenants that include, among other provisions, maintaining a maximum Debt to EBITDA Ratio and minimum EBITDA levels and restrictions on our ability to pay dividends. Certain covenants also limit annual capital expenditures and use of proceeds from the issuance of debt and equity securities. We were in compliance with all financial and non-financial covenants as of September 30, 2008 and December 31, 2007.

    Due to the deteriorating economic conditions, we intend to moderate our growth plans and avoid credit and market risk. We expect to continue to generate positive working capital through our operations and, at this time, we do not anticipate drawing on our revolving line of credit. We have invested approximately $2.6 million in capital expenditures during the nine months ended September 30, 2008, which largely consist of expenses related to our new corporate headquarters and Enterprise Resource Planning, or ERP, system.  Although we expect to invest another $2.5 million in capital expenditures through the remainder of the year primarily related to the ERP system, we do expect to slow down our investing activities in response to the current economic conditions.  We intend to maintain our strengthened balance sheet by continuing to build our cash and operate debt free.

    We continually evaluate new opportunities for therapeutic systems or products and, if and when appropriate, intend to pursue such opportunities through the acquisitions of companies, products or technologies, in-licensing of new products or technologies, and our own development activities. Our ability to execute on such opportunities in some circumstances may be dependent, in part, upon our ability to raise additional capital on commercially reasonable terms. There can be no assurance that funds from these sources will be available when needed or on terms favorable to us. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

    We have maintained a positive operating cash flow in each year since 2001, and we believe that the net cash provided by operating activities, existing cash and equivalents and amounts available under the Facility, will provide us with sufficient resources to meet our expected working capital requirements and other cash needs for the foreseeable future.

Cash flow

    Nine months ended September 30, 2008.     For the nine months ended September 30, 2008, net cash provided by operating activities was $13.0 million. The primary sources and uses of cash were $10.4 million in net income, including the effect of: (i) adjusting for non-cash items;  (ii) a net increase in accounts payable and current liabilities through timing of payment for operational and inventory purchases; (iii) a decrease in other assets due to a decrease in our income tax receivable; and (iv) a decrease in prepaid and other assets due to rebates received on products in our Other product line; offset by (i) an increase of inventory primarily through added stocking levels of the Nu-Derm system in anticipation of peak seasonal sales between the months of September and March (our inventory turn ratio decreased from 2.8 to 2.4); and (ii) an increase of accounts receivable due to an increase in days sales outstanding, or DSO from 59 to 66.

    Net cash used in investing activities was $2.9 million for the nine months ended September 30, 2008. This was primarily due to the following: (i) cost related to the initial architectural design of and leasehold improvements for our new corporate headquarters; (ii) website and software maintenance; (iii) costs related to our new ERP system anticipated to be implemented in 2009; and (iii) investments in patent related intellectual property. We anticipate spending approximately $3.8 million in total for the entire year of 2008 for capital expenditures primarily associated with leasehold improvements for the new facility and implementation of the new ERP system.

    Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2008. This was primarily the result of proceeds received from the exercise of stock options.

    Nine months ended September 30, 2007.    For the nine months ended September 30, 2007, net cash provided by operating activities was $10.6 million. The primary sources and uses of cash were $10.7 million in net income, including the effect of: (i) adjusting for non-cash items; (ii) an increase of accounts receivable through an increase of DSO from 44 days to 51 days due to timing of collections and payment; (iii) decrease in prepaid and other assets due to the amortization of annual insurance premiums and promotional initiatives; (iv) an increase of inventory through added stocking levels for new products in our CLENZIderm M.D. ™ and ELASTIderm ™ product lines (our inventory turn ratio increased from 2.0 to 2.2); and (v) a net increase in accounts payable and current liabilities through timing of payment for operational and inventory purchases.

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

Recent accounting pronouncements

New accounting standards

    In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162 ("SFAS No. 162"), The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material effect on our consolidated financial statements.

    In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3 ("FSP FAS 142-3"), Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for specified entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset. Additional disclosures are required to enable financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP FAS 142-3 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We do not believe the adoption of FSP FAS 142-3 or current economic and other market conditions  will have a material impact on our consolidated financial statements.

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
    In December 2007, the FASB issued SFAS No. 160 ("SFAS No. 160"), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. This statement is effective as of the beginning of an entity's first fiscal year beginning after December 15, 2008. We will adopt the provisions of this standard beginning January 1, 2009. We are currently evaluating the effects, if any, that SFAS No.160 may have on our consolidated financial statements.

    In June 2007, the FASB issued EITF Issue No. 07-03 ("EITF 07-03"), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities . EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. We adopted the provisions of this issue beginning January 1, 2008. The adoption of EITF 07-03 did not have an impact on our consolidated financial statements.

    In February 2007, the FASB issued SFAS No. 159 ("SFAS No. 159"), The Fair Value Option for Financial Assets and Financial Liabilities, to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. We adopted the provisions of SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have an impact on our consolidated financial statements.

    In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data for example, the reporting entity's own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, FSP No. 157-2, Effective Date of FASB Statement No. 157, was issued in February 2008 which defers the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Accordingly, our adoption of this standard as of January 1, 2008 was limited to financial assets and liabilities. The adoption of the provisions of SFAS No. 157 relating to financial assets and liabilities did not have an impact on our consolidated financial position, results of operations or cash flows. We will adopt the provisions related to nonfinancial assets and liabilities beginning January 1, 2009. We do not expect the adoption of the provisions related to nonfinancial assets and liabilities to have a material impact on our consolidated financial statements.

 ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We invest our excess cash primarily in large money market funds. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

    Although substantially all of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the U.S. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

Interest rate risk

    Our interest income and expense is more sensitive to fluctuations in the general level of U.S. prime rate and LIBOR interest rates than to changes in rates in other markets. Changes in U.S. LIBOR interest rates affect the interest earned on our cash and cash equivalents. At September 30, 2008, we had approximately $24.4 million of cash and cash equivalents. If the interest rates on our cash and cash equivalents were to increase or decrease by 1% for the year, annual interest income would increase or decrease by approximately $0.2 million.

Other risks

    Generally we have been able to collect our accounts receivable in the ordinary course of business.  Although our DSO has increased from 59 days at December 31, 2007 to 66 at September 30, 2008, and we continue to see a weakened economic environment, we do not believe that our accounts receivable balance represents a credit risk based upon our past collection experience.

    The current economic downturn has had an adverse impact on the financial services industry, including insurance companies, some of whom we currently are insured by.  To the extent we have any claims in the future and such insurance providers are unable, due to their financial condition, to pay covered claims, we could experience adverse impacts on our cash flow and cash reserves.  While we are in the process of putting all insurance out for re-bid, we have no way of knowing whether or not any new insurance providers that are financially stable at this time will experience financial difficulties in the future that could impact their ability to pay covered claims.

 ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

    As of September 30, 2008, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

    There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1:    LEGAL PROCEEDINGS

    From time to time, we are involved in litigation and other legal matters in the normal course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A:    RISK FACTORS

    The following risk factors represents an addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

    Our sales and profitability may suffer if the current economic downturn in any of our major markets inhibits people from spending their disposable income on aesthetic and skin health products.

Virtually all of our products are purchased based on consumer choice due to the fact that all of our products are considered cosmetic in nature. As a result, they are typically paid directly by the patient out of disposable income and are not subject to reimbursement by third-party payors such as health insurance organizations. Adverse changes in the economy or the development of economic uncertainties could accordingly have a significant negative effect on consumer spending for these products.  If consumers reassess their spending choices, the demand for these products could decline significantly.  If demand declines significantly in our major markets, such as North America, the Pacific Rim and the Middle East, it would have a material adverse effect on our sales and profitability and could lead to a decline in our stock price.

Furthermore, if we are unable to successfully sell our products against competitive products or if consumer preferences in the marketplace shift to less costly alternative treatments, we may experience a decline in demand for our products, which could also have a material adverse effect on our sales and profitability.

Recent economic trends could adversely affect our financial performance and stock price.

As widely reported, the global financial markets have been experiencing extreme disruption in recent months, including severely diminished liquidity and credit availability.  Concurrently, economic weakness has begun to accelerate globally.  We believe these conditions have not materially impacted our financial position as of September 30, 2008 or liquidity for the nine months ended September 30, 2008.  However, we could be negatively impacted if either of these conditions exists for a sustained period of time, or if there is further deterioration in financial markets and major global economies.  The economic downturn has also resulted in increased downward pressure on stock prices generally, including our own which are unrelated to financial performance.

The credit crisis could negatively impact our cash flow and that of our customers and suppliers.

We have maintained a positive operating cash flow in each year since 2001, and we believe that the net cash provided by operating activities, existing cash and equivalents and amounts available under our Facility will provide us with sufficient resources to meet our expected working capital requirements and other cash needs for the foreseeable future.  However, the current uncertainty in the global economic conditions resulting from the recent disruption in credit markets pose a risk to the overall economy that could impact demand for our products, reduce sales, create pressure for us to lower our prices, delay product launches or discontinue the sales of certain of our products.   This could force us to use cash on hand and draw down on our Facility.  Doing so would impact our ability to in-license new technologies, develop future products or expand our pipeline of products, all of which would have an adverse effect on our ability to grow our business and remain competitive in our marketplace.

 Furthermore, the economic downturn and current tightening of credit in financial markets may result in continued declines in consumption and consumer spending in our markets.  These conditions may adversely affect the cash flow positions and ability of our suppliers and third party contract manufacturers to obtain financing for significant purchases and operations.  This could result in the inability of us to obtain product from our manufacturers on a timely basis and may result in a decrease in, or cancellation of, orders for our products.   In addition, the economic downturn may also affect levels of our customers’ cash flow, impacting their ability to sell our products into the consumer marketplace and our competitors' cash flow and credit availability, making it difficult or impossible for us to out-license technologies or products.  We are unable to predict the likely duration and severity of the current disruption in the global financial markets or its impact on our ability to manufacture and sell our products.

If third-party payors will not reimburse patients for SoluCLENZ, the success of the launch of that product may be compromised and sales will suffer.

Our commercial success of SoluCLENZ depends in part on physicians’ willingness to prescribe the product based on the availability to patients of reimbursement from third-party payors, such as Medicare, Medicaid and private insurance companies.  These third-party payors frequently challenge the pricing of new drugs where they believe generic equivalents are available or that are not included on one of the three standard formulary lists.  To the extent that patients are unable to obtain reimbursement for SoluCLENZ based on the availability of  a generic equivalent, future sales will be impacted, and we may discontinue selling SoluCLENZ into the pharmacy Rx channel, which would result in our recording a reserve on discontinued product.

ITEM 6:    EXHIBITS

Exhibit	Exhibit title
3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Amended and Restated Bylaws of the Company(1)
4.1	Specimen Stock Certificate(1)
4.3	Investor's Rights Agreement, by and among the Company, Mandarin Partners LLC and the Zein & Samar Obagi Family Trust dated December 2, 1997, as amended and assigned.(1)
10.41	Lease Agreement between OMP, Inc. and Kilroy Realty, L.P. dated April 30, 2008. (2)
10.42	Employment Agreement by and between the Company and Preston S. Romm, dated as of June 16,2008.(3)
10.43	Implementation and Support Agreement by and between the Company and Specialists in Custom Software, Inc., dated June 24, 2008.(4)
10.44	Lease Agreement between OMP, Inc. and Cypress-Southbay, LLC. and related construction rider, dated July 8, 2008.(4)
10.45	Amendment to Lease Agreement between OMP, Inc. and Kilroy Realty, L.P., dated August 6, 2008.(4)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*      Filed herewith

+      Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.

**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.

(1)	Incorporated herein by reference to the Company's Registration of Form S-1/A (Registration No. 333-137272, previously filed with the Commission.

(2)	Incorporated herein by reference to the exhibits filed with the Company's Form 8-K filed with the Commission on May 6, 2008.

(3)   Incorporated herein by reference to the exhibits filed with the Company's Form 8-K filed with the Commission on June 23, 2008.

(4)	Incorporated herein by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBAGI MEDICAL PRODUCTS, INC.

Date: November 6, 2008	By:	/s/ STEVEN R. CARLSON
Steven R. Carlson
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2008	By:	/s/ PRESTON S. ROMM
Preston S. Romm
Chief Financial Officer
(Principal Financial Officer)