Form 10-K
period 2008-12-31
Obagi Medical Products, Inc.
filed 2009-03-13
CIK 1375247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
Form 10-K

(Mark One)
         ☒                        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
         ☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-33204
OBAGI MEDICAL PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3904668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3760 Kilroy Airport Way, Suite 500, Long Beach, CA 90806
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
As of February 11, 2009, there were 22,044,872 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on June 11, 2009.

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

 PART I

 ITEM 1:    BUSINESS

Corporate Information

Dr. Zein Obagi founded WorldWide Product Distribution, Inc. (“Worldwide”) in 1988. OMP Acquisition Corporation was formed as a California corporation in October 1997 to purchase substantially all of the assets and to assume the accounts payable and related operating liabilities of WorldWide and subsequently changed its name to Obagi Medical Products, Inc. in December 1997. OMP, Inc. (“OMP”) was incorporated in Delaware in November 2000 and, in January 2001, Obagi Medical Products, Inc. was merged into OMP, with OMP as the surviving corporation. In December 2004, the stockholders of OMP exchanged their shares of OMP for an equal number of shares in a newly formed holding company incorporated in Delaware, Obagi Medical Products, Inc., which became the parent holding company for all existing operations of OMP.

Our principal executive offices are located at 3760 Kilroy Airport Way, Suite 500, Long Beach, California 90806 and our telephone number is (562) 628-1007. Our website address is http://www.obagi.com. Copies of our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other reports filed with the Securities and Exchange Commission ("SEC"), can be obtained, free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, through the SEC's website by clicking the SEC Filings link from the Investor Relations page on our website at www.obagi.com or directly from the SEC's website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Overview

We are a specialty pharmaceutical company focused on the aesthetic and therapeutic skin health markets. We develop and commercialize, topical skin health systems, some of which contain prescription-based products, that enable physicians to treat a range of skin conditions, including pre-mature aging, photo-damage, hyperpigmentation (irregular or patchy discoloration of the skin), acne, rosacea, and soft tissue deficits, such as fine lines and wrinkles. Our products are designed to improve the underlying health of patients' skin, and our clinical studies have demonstrated that the use of our systems result in skin that looks and acts younger and healthier. We focus our research and development activities on improving the efficacy of established prescription and over-the-counter ("OTC"), therapeutic agents by enhancing the penetration of these agents across the skin barrier using proprietary technologies known as Penetrating Therapeutics. Through our own domestic sales force and foreign distribution partners, we market and sell predominantly through the physician-dispensed skin channel directly to plastic surgeons, dermatologists and other physicians who are focused on aesthetic and therapeutic skin care. We believe we are the market leader in the growing medical care provider skin care channel, according to an independent 2008 study by Kline & Co., an independent market research firm. Our net sales have grown from approximately $35.6 million in 2001 to $104.6 million for the year ended December 31, 2008.

                We currently market and sell a range of systems and related products for the enhancement of skin health. Our leading product line is our Obagi Nu-Derm System. This system was launched in 1988, and since that time, we have made substantial enhancements to the system through the application of our Penetrating Therapeutics technology. We believe that our Obagi® Nu-Derm® System is the only clinically proven, prescription-based topical skin health system on the market that has been shown to enhance the skin's overall health by correcting photo- damage using drugs that, by definition, work at the cellular level, resulting in a reduction of the visible signs of aging.

In 2004, we launched the Obagi-C Rx™ ("C-Rx") System, which we believe is the only prescription-based system that reduces the early effects of sun damage and evens skin tones through the use of Vitamin C serum combined with 4% hydroquinone. We are the sole licensee of certain Avon patents relating to this technology. In 2005, we launched Professional-C, a series of high potency antioxidant Vitamin C serums that help to counteract the effects of ultraviolet radiation and other environmental influences. Professional-C represents an improved product line with more effective skin barrier penetration replacing our Vitamin C serum offerings marketed under the Cffectives® and Obagi-C brands that we introduced in 2000.

In July 2006, we launched Obagi Condition & Enhance ("Condition & Enhance") targeted for use with surgical and non-surgical cosmetic procedures, such as Botox (Botox is a registered trademark of Allergan, Inc.), injectable fillers, chemical peels, micro-dermabrasion and laser resurfacing treatments. This system provides adjunctive therapy both before and after these procedures, and is designed to enhance aesthetic outcomes and improve overall patient satisfaction.

In October 2006, we introduced the first product in the Obagi ELASTIderm™ ("ELASTIderm") product line, ELASTIderm Eye Cream, a twice daily treatment for skin laxity around the eye. In February 2007, we launched a second product in the ELASTIderm line, ELASTIderm Eye Gel, for patients who prefer gels. In February 2008, we launched ELASTIderm™ Décolletage, a system to treat skin conditions resulting from sun damage and improve the elasticity and skin tone for the neck and chest area.  ELASTIderm products are formulated with a patent pending bi-mineral complex, which is clinically shown to help the body's own natural ability to increase epidermal thickness, augment hypodermal fat and increase elastin levels.

In February 2007, we launched Obagi CLENZIderm M.D.™ ("CLENZIderm") for normal to oily skin, a system of products for acne treatment, featuring the only solubilized formulation of Benzoyl Peroxide ("BPO"). Our clinical studies have shown that CLENZIderm M.D. penetrates more readily into the hair follicle than current BPO creams or gels due to the solubilized particle size being 1/10,000 of other brands. We believe that our acne system is a more effective treatment for acne because a greater amount of the active ingredient, BPO, will penetrate the hair follicle to more rapidly kill Propionibacterium acne (“P. acne”) bacteria. In July 2007, we launched CLENZIderm M.D. for normal to dry skin.

In August 2008, we entered the pharmacy Rx channel for the first time by launching SoluCLENZ Rx GelTM , a solubilized benzoyl peroxide gel for the treatment of acne, which is available only by prescription.  We have demonstrated that SoluCLENZ Rx Gel is a novel treatment alternative that provides clinically significant lesion reductions that are comparable to the leading prescription BPO/antibiotic combination products, without the use of a topical antibiotic.

               In January 2009, we launched the Obagi Rosaclear™ System. It is the first and only complete prescription-based system developed specifically for treating the signs and symptoms of rosacea. The all-in-one system is designed to effectively reduce redness and flushing, along with treating papules and pustules, to help rosacea patients achieve a clearer, calmer and more balanced-looking complexion.

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

We are engaged in an active development program using our Penetrating Therapeutics technology to enhance the efficacy of established FDA-approved and OTC active ingredients. Positive findings from completed pilot studies of these new systems may not be duplicated in the larger studies that we are currently completing, or the incidence of side effects in these larger studies may force us to reformulate our products. We will continue to seek additional market opportunities where we believe we can improve the effectiveness of existing products through the application of our Penetrating Therapeutics technology to address conditions such as skin elasticity, dark circles, dermatitis, psoriasis, hair loss and hair removal.

We also advance our development objectives through product and license agreements with third parties. These agreements may include patent and technology licenses, product licenses and new product collaboration agreements. For example, we have developed and are continuing to develop products for the skin which are covered by claims contained in patent applications which we license from JR Chem LLC ("JR"). Our initial focus was centered on products applied around the eyes, and we will continue to focus on products applied on the neck and on the back of the hands, where the break down in skin elasticity is most visible in aging skin. The first products to result from our collaboration with JR are the products in our ELASTIderm, CLENZIderm and SoluCLENZ product lines.

In the United States, we sell our systems and related products directly to physicians through our internal and contracted sales force, which as of December 31, 2008 consisted of 157 sales, marketing and education specialists, including 120 direct sales representatives and managers. Physicians dispense our products in-office, directly to their patients, a distribution method commonly referred to as the "physician-dispensed" channel. We believe that the physician-dispensed distribution model ultimately results in higher patient satisfaction because it is better suited to the provision of system-based skin care than traditional drug distribution channels. Our physician customer base consists primarily of plastic surgeons and dermatologists, but also includes an increasing number of physicians from other practice areas, such as internal medicine and obstetrics and gynecology ("OBGYN"), who are adding skin care to their practices.

As of December 31, 2008, we sold our products to more than 5,700 accounts in the United States, which we believe represented over 8,900 individual practicing physicians. Based on a 2008 study by Kline & Co., we are the leading skin health company in the physician-dispensing channel, with an estimated 29.6% market share and more than three times the market share of the next largest competitor. Outside the United States, we utilize distribution partners for the sale of our systems and related products. As of December 31, 2008, we have 19 distribution partners and two licensing partners who sell our products through their own dedicated sales forces in approximately 42 countries.

We also compete in the Japanese retail skin care markets through a strategic licensing agreement with Rohto Pharmaceutical Co., Ltd. ("Rohto"). Rohto is a Japanese pharmaceutical manufacturer and distributor. Under various agreements, Rohto is licensed to manufacture and sell a series of OTC products under the Obagi brand name, including Obagi-C (a Vitamin C based topical serum in various concentrations) and products containing our bi-mineral complex in the Japanese drug store channel.  We receive an annual license fee from Rohto for products that they manufacture and distribute under the Obagi name and will receive annual development fees and a royalty based upon Rohto's product sales in Japan. We recently expanded our relationship with Rohto to provide for collaboration on the development of new products and to pursue higher-end distribution channels to sell products in Japan.  We have other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel. Our net licensing revenue from skin health systems and products in Japan was approximately $4.8 million for the year ended December 31, 2008.

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

The health and appearance of a person's skin is impacted by a variety of intrinsic and extrinsic factors, including pre-mature aging, photo-damage, hormones, stress, pollutants, diets and skin diseases. These factors cause newly created cells to be damaged which leads to an increase in the skin cell maturation cycle. The result is that skin cells are disorganized and pigment cell activity is increased. The damaged epidermal cells cause a wide variety of conditions such as mottled pigmentation (varied pigment density across the skin), melasma (skin discoloration often caused by hormonal changes such as those from pregnancy), age spots, fine lines and dry thickened sallow skin. In the dermis of extrinsic or intrinsic aged skin, the amount of new collagen and elastin produced decreases, resulting in fibers that do not support the structure and the dermis becoming thinner. As a result deep lines, wrinkles and sagging skin make the appearance of skin significantly worse. Skin health is also impacted by diseases such as acne, rosacea, dermatitis, and psoriasis. Imbalanced production of skin oils such as sebum encourages accelerated growth of microbes in the skin such as P. acne. The skin can also become host to viral or fungal infections.

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

Consumer demand for physician-dispensed skin care products and procedures has been steadily growing. We believe this growth is due to consumers realizing that many non-prescription consumer cosmetic products are unable to fully meet their needs. Consumers have increasingly turned to their physicians for products and simple in-office procedures that can provide better results than consumer cosmetics. For example, physician-directed cosmetic products and commonly performed cosmetic procedures such as Botox injections, injectable fillers, laser hair removal and microdermabrasion (a cosmetic procedure that removes the outermost layer of the skin to promote skin rejuvenation), have experienced substantial growth as consumers learn that they can achieve positive cosmetic results with minimally invasive techniques. According to the American Society of Aesthetic Plastic Surgery (“ASAPS”), the number of surgical and non-surgical cosmetic procedures reached 11.7 million in 2007, with 9.6 million attributable to non-surgical procedures.  Three of the leading non-surgical procedures included Botox, soft tissue fillers, and facial rejuvenation such as lasers, which accounted for 58% of all non-surgical procedures in 2007.

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

 According to Kline & Co., in 2008, there were approximately 46,100 physicians practicing dermatology and plastic surgery in the United States, of which there were more than 11,600 dispensed skin care products directly to their patients. Based on our experience with physicians who have opened accounts with us, we believe a growing number of general practice, family practice, internal medicine, and OBGYN physicians are continuing to dedicate resources in their practices to skin care. We believe that these physicians are responding to the rapid increase in consumer demand for non-invasive skin care treatments. Furthermore, many of these physicians are dispensing prescription and non-prescription skin care products directly to their patients.

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

▪
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

▪
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

The Obagi Medical Products Approach to Skin Aging

We believe the effects of aging and skin disorders are best addressed not at the surface of the skin but at a deeper level, where the skin's natural regeneration processes occur. Our Obagi Nu-Derm, Obagi Condition & Enhance and Obagi-C Rx Systems improve the overall health of the skin by improving cellular processes such as collagen and elastin production, keratinocyte clearing, and melanocyte regulation, using drugs that, by definition, work at the cellular level. With improved underlying skin health, we believe a patient's skin shows fewer signs of aging, is less susceptible to disease, and is better able to combat exposure to the elements. We have developed skin care systems that we believe address the limitations of traditional skin care products and procedures, including the following:

▪
Our Obagi Nu-Derm, Obagi Condition & Enhance and Obagi-C Rx Systems are drug-based systems designed to penetrate below the skin's surface to correct damage in all layers of the skin (the stratum corneum, the epidermis and the dermis) and accelerate cellular turnover. We have demonstrated in clinical studies that by enhancing the penetration of the intended active ingredient (tretinoin), more of this drug gets to the targeted tissue, improving patient outcomes. The increased penetration of a system of active ingredients triggers a therapeutic cascade that (i) pushes fresher cells to the surface faster, resulting in smoother skin, reduced wrinkles and increased tolerance, (ii) corrects current hyperpigmentation (including freckles and age spots) and prevents the appearance of new hyperpigmentation, (iii) promotes more uniform cells at the deepest layer for better skin structure and balanced, even skin tone, (iv) helps stimulate collagen and elastin for firmer, more resilient skin, and (v) helps increase natural hydration and circulation for supple, healthy-looking skin.

▪
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

Our Business Strategy

Our objective is to become the leading specialty pharmaceutical company dedicated to developing and commercializing systems that enable physicians to improve skin health at the cellular level. Key elements of our strategy include:

▪
Leveraging the strength of our physician-dispensed marketing and distribution channel to increase market share and introduce new Obagi products. We believe that our market-leading position in the physician-dispensed skin care channel presents us with the opportunity to increase the market share of our existing products and to launch a range of new Obagi Systems and products. We have built long-term relationships with skin health professionals based on the success of our products during the 20 years since the first Obagi Systems and products were launched. We will continue our sales and marketing efforts aimed at helping physicians understand how our systems' products can meet growing patient demand for effective skin care treatments, thereby generating additional sources of revenue for physician practices. Furthermore, we believe that our systems' product offerings and our experienced sales force uniquely position us to benefit from growth in the number of physicians who dispense skin care products directly to their patients. According to Kline & Co., in 2008 only about 25% (11,600) of the approximately 46,100 physicians practicing plastic surgery and dermatology in the United States dispense professional skin care products. According to the results of a study we sponsored by Wirthlin Worldwide Company, an additional 40% of non-dispensing surveyed plastic surgeons and dermatologists indicated that they are considering dispensing skin care products. Based on our experience with physicians who have opened accounts with us, we believe a growing number of general practice, family practice, internal medicine and OBGYN physicians are also dedicating resources in their practices to skin care. We believe that these physicians are responding to the rapid increase in consumer demand for non-invasive skin care treatments. Furthermore, many of these physicians are already dispensing prescription and non-prescription skin care products directly to their patients.

▪
Continuing to develop and market new indications for Obagi Systems. We believe a significant opportunity exists to use current Obagi Systems as non-invasive adjunctive therapies to improve certain current skin care procedures, resulting in overall better patient outcomes and satisfaction. Many cosmetic procedures are limited in their ability to provide healthier skin and an overall enhanced aesthetic outcome. For example, Botox injections and injectable fillers for reducing wrinkles have no effect on the skin's color, hyperpigmentation, age spots, acne or the overall health of the skin. We conducted a clinical study to evaluate the adjunctive use of our systems before and after these types of procedures, and based on outcomes for over 2,600 patients, we launched the Obagi Condition & Enhance Systems, which had an initial focus on use in conjunction with Botox injections and now is also marketed for use before and after other cosmetic procedures such as IPL Laser procedures.  Based on the results of the initial clinical use trial, we have conducted further research specifically with Obagi Condition & Enhance plus Botox and Obagi Condition & Enhance plus IPL.  This data was published at the March 2009 American Academy of Dermatology meeting.  We plan to continue to build clinical support for the benefits of our systems in conditioning the skin and enhancing the outcomes of the most commonly performed cosmetic procedures, such as chemical peels, dermabrasion and laser resurfacing.

▪
Creating additional clinically proven Obagi Systems that increase the efficacy of commonly prescribed dermatological agents in addressing new areas of skin disease. We focus our research and development efforts on increasing the ability of FDA-allowed skin agents to penetrate the skin barrier, thereby increasing the effectiveness of such agents within the Generally Recognized As Safe, ("GRAS"), OTC or Drug Efficacy Study Indication ("DESI"), classification as defined by the FDA. This approach accelerates the commercialization timeline and avoids the lengthy clinical development processes

▪
typically required to obtain new drug approvals. We intend to further differentiate our products and systems by supporting them with randomized controlled and comparative clinical studies conducted by leading experts in the markets in which we are developing products. Supporting this strategy we initiated an aggregate of 18 clinical studies in 2005 and 2006 in the areas of acne and elasticity, eight clinical studies in 2007, and twelve clinical studies in 2008 in the areas of acne and aesthetics. We are also launching additional clinical studies in 2009 for other therapeutic indications of new and existing products.

▪
Establishing new strategic collaborations and relationships. We intend to continue accessing new and complementary products through in-licensing, strategic collaborations and strategic acquisitions. We also intend to explore new product distribution partnerships in high growth channels such as the spa and salon channel, in which manufacturers' sales of skin care products are estimated at over $536 million in 2008, according to Kline & Co. We plan to target new products and channels, which will expand the Obagi brand and Obagi System concept but will not compete directly with the physician-dispensed skin care channel or products. We believe that skin health professionals will be receptive to new products we introduce under the Obagi brand name, and that the brand credibility that exists among skin health professionals will allow for more rapid trial and acceptance. This belief is supported by a 2003 study we sponsored by Wirthlin Worldwide Company of 1,000 medical professionals (primarily consisting of plastic surgeons, dermatologists, and medical skin care professionals), which found that the Obagi brand had the highest total awareness, at 97%, among leading physician-dispensed brands.

▪
Continuing to expand intellectual property protection. Our intellectual property protection is based on a combination of issued patents, patent applications, licensed patents, licensed product methods and technologies and trade secrets. As of December 31, 2008, we were the sole licensee of eighteen patents, and have filed ninety U.S. and international provisional and non-provisional patent applications since the beginning of 2004, some of which have been issued. We will continue to pursue additional invention and method patents as we find new applications and improvements to our existing intellectual property. We also pursue an aggressive trademark registration policy as a means to increase brand recognition and product differentiation in the market.

Our Obagi Systems and Related Products

We currently market and sell our systems and related products to physicians for the treatment of age-related skin disorders, incorporating a range of individual prescription and non-prescription therapeutic agents, as well as cosmetic ingredients. The individual components of each system have been formulated to complement one another, enhancing the effectiveness of the system as a whole and allowing the physician to tailor the treatment program to the specific needs of the patient. The design of our systems is proprietary to us, and we are the sole licensee of both provisional and issued U.S. patents and have patent applications pending for the composition of certain of the products.

System and related products	Segment/product category	Description	Applications	Launch date
Obagi Nu-Derm System	Physician Dispensed/ Nu-Derm	Comprehensive system of six products including prescription and OTC drugs	Fine lines, wrinkles, acne, photo -damage, hyperpigmentation, melasma, laxity, skin sallowness	1988
Obagi Condition & Enhance Systems	Physician Dispensed/ Nu-Derm	Line extension of Nu-Derm designed for use before and after surgical and non-surgical cosmetic procedures	Enhances patient outcomes and patient satisfaction	2006
Obagi-C Rx System	Physician Dispensed/ Vitamin C	Highly stable Vitamin C serum with 4% hydroquinone system; prescription-based	Fine lines, wrinkles, hyperpigmentation, skin sallowness	2004
Professional-C and Cffectives	Physician Dispensed/ Vitamin C	Highly stable Vitamin C serums; non-prescription	Antioxidant protection, fine lines, wrinkles, hyperpigmentation	2005
ELASTIderm Eye and Decolletage	Physician Dispensed/ Skin Laxity	System of skin health products built around a novel formulation of a mineral complex; non-prescription	Increase elasticity and skin tone of eyes, face, neckline and chest	2006/2008
CLENZIderm M.D. Systems	Physician Dispensed/ Therapeutic	Systems for acne treatment built around a novel formulation of BPO	Acne	2007
SoluCLENZ Rx Gel	Pharmacy Rx	Acne treatment built around a novel formulation of BPO	Acne	2008
Obagi Rosaclear System	Physician Dispensed/ Therapeutic	System for rosacea treatment which reduces redness and flushing, along with treating papules and pustules	Rosacea	2009
Tretinoin	Physician Dispensed/ Other	Generic equivalent of Retin-A available in the United States through an exclusive license	Acne	2002
Obagi Blue Peel System	Physician Dispensed/ Other	Topical system to aid in the application of TCA (trichloroacetic acid) chemical peels	Fine lines, wrinkles, hyperpigmentation	1988

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

The Obagi Nu-Derm System, including the Obagi Condition & Enhance System (described below), accounted for approximately 61% and 56% of our consolidated net sales for the years ended December 31, 2007 and 2008, respectively. We sell our Obagi Nu-Derm System primarily at a single-price. Although volume of sales for each individual product within the system varies, we believe the majority of our sales of each component product is due to the fact that they are sold as part of the system.

Obagi Condition & Enhance – Surgical and Non-surgical Cosmetic Procedures

        In July 2006, we launched Obagi Condition & Enhance targeted for use with surgical and non-surgical cosmetic procedures, such as Botox (Botox is a registered trademark of Allergan, Inc.), injectable fillers, chemical peels, micro-dermabrasion and laser resurfacing treatments. This system provides adjunctive therapy both before and after these procedures, and is designed to enhance aesthetic outcomes and improve overall patient satisfaction.

Like our Obagi Nu-Derm System, Obagi Condition & Enhance consists of a combination of six prescription and OTC drugs and adjunctive cosmetic skin care products to treat visible skin conditions such as photo-damage and hyperpigmentation resulting from extrinsic damage and intrinsic changes to the skin. The Obagi Condition & Enhance cosmetic skin care products include cleansers and exfoliating creams. Three of these products contain the drug hydroquinone in a 4% prescription concentration, which acts as a bleaching agent that is designed to correct skin pigmentation problems by normalizing the production of new melanin in the epidermis. While we have designed Obagi Condition & Enhance to include products that patients can use in a systematic treatment regimen, we also make the component products available for individual sale. We believe that physicians who dispense Obagi Condition & Enhance generally encourage their patients to use the component products together in a systematic treatment regimen. Side effects from use of the products may include redness, mild to moderate irritation and/or excessive flaking or sloughing of the outer layers of the treated skin. Side effects generally resolve after the first 10 days of use, or in cases with certain sensitive individuals, in a few days upon discontinuance of use.

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

Obagi ELASTIderm

Our ELASTIderm product line consists of products for the treatment of skin laxity featuring novel mineral complexes which may help the body's own natural ability to increase epidermal thickness, augment hypodermal fat and increase elastin levels by supplying increased local concentrations of natural mineral actives to the relevant tissue, thereby improving the elasticity and skin tone around the eyes. We believe this is the first clinically proven skin health system to aid in the regeneration of elastin, which we believe is a new and novel topical application for anti-aging. A nine-week treatment, randomized, double-blind clinical study was conducted with 33 subjects to determine the safety and efficacy of our novel under eye elastin regeneration product. The primary endpoints were appearance in under eye skin elasticity, fine line wrinkles and moisturization. A visible improvement in the appearance of fine lines and wrinkles was observed throughout the study, based on photographic evidence. In addition, coarse wrinkles decreased at all time points and reached statistical significance at nine weeks. Statistically significant increases in elasticity were observed at all time points during the study and as early as two weeks following treatment. We believe that a more rapid improvement in elasticity is essential to earning customer compliance and repurchase. Based on clinically significant improvements in measured collagen and elastin in skin treated over the eight week period, we launched an eye cream product under the Obagi ELASTIderm brand name in mid-October 2006. In February 2007, we launched an eye gel which is the second product under the Obagi ELASTIderm brand. In February 2008, we launched ELASTIderm™ Décolletage, a system to treat skin conditions resulting from sun damage and improve the elasticity and skin tone for the neck and chest area.

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

SoluCLENZ Rx Gel—Acne

As our CLENZIderm M.D. system is dispensed by physicians, we decided to enter the pharmacy Rx channel by launching the BPO gel, SoluCLENZ Rx Gel in August 2008.  This product contains our novel BPO formulation and is available only by prescription.  We have demonstrated that SoluCLENZ Rx Gel is a novel treatment alternative that provides clinically significant lesion reductions that are comparable to the leading prescription BPO/antibiotic combination products, without the use of a topical antibiotic.

Obagi Rosaclear - Rosacea

Our Rosaclear System is the first and only complete prescription-based system developed specifically for treating the signs and symptoms of rosacea. The all-in-one system is designed to effectively reduce redness and flushing, along with treating papules and pustules, to help rosacea patients achieve a clearer, calmer and more balanced-looking complexion. In 2008 we conducted several clinical studies with our Rosaclear System. The system consists of a Gentle Cleanser and a Hydrating Complex Corrector.  A chemical-free, non-comedogenic Skin Balancing Sun Protection SPF 30 sunscreen was developed in conjunction with the System.

Tretinoin

Tretinoin creams and related adjunctive acne care products are used for the topical treatment of acne in the United States. Tretinoin, the active ingredient in the prescription acne drug Retin-A, is a Vitamin A derivative and has been the primary prescription acne therapy for approximately 25 years. Topical tretinoin normalizes the growth rate of skin cells, disrupting the onset of acne. We offer FDA-approved formulations of tretinoin through an exclusive license in the physician-dispensed skin care channel. Our Tretinoin cream line is available in concentrations of 0.1%, 0.05% and 0.025%. These products are sold individually and are used by doctors as a single therapy, in combination with Obagi Nu-Derm and Condition & Enhance or in combination with other acne therapies including but not limited to salicylic acid and clindamycin. Side effects include excessively red, edematous, blistered, or crusted skin for certain sensitive individuals. If these effects occur, the medication should either be discontinued until the integrity of the skin is restored, or the medication should be adjusted to a level the patient can tolerate. To date, adverse effects generally have been reversed upon discontinuation of therapy.

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

Expanded Applications for Existing Products that have Launched or are under Development

We believe that many of our products have applications in areas beyond their current uses. For example, in July 2006, we launched our Obagi Condition & Enhance System, for use before and after both surgical and non-surgical cosmetic procedures.

Nu-Derm

Market opportunity.     According to the ASAPS, the number of surgical and non-surgical cosmetic procedures reached 11.7 million in 2007, with 9.6 million attributable to non-surgical procedures.  Three of the leading non-surgical procedures included Botox, soft tissue fillers, and facial rejuvenation such as lasers, which accounted for 58% of all non-surgical procedures in 2007.

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

Product line	Description	Applications	Launch date
Obagi Condition & Enhance for Botox	Line extension of Nu-Derm System designed for use after facial injections	Enhances patient outcomes and satisfaction for Botox and other injectable procedures	2006
Obagi Condition & Enhance for Non-Surgical Cosmetic Procedures	Line extension of Nu-Derm System designed for use with non-surgical cosmetic procedures such as Botox, fillers and lasers	Enhances patient outcomes and patient satisfaction	2007
Obagi Condition & Enhance for Surgical Cosmetic Procedures	Line extension of Nu-Derm System designed for use before and after surgical cosmetic procedures	Enhances patient outcomes and patient satisfaction	2007

Obagi Condition & Enhance for Botox

Market opportunity.     According to ASAPS, there were approximately 2.8 million Botox injections performed in 2007. Botox is a non-surgical, physician administered cosmetic treatment that can temporarily reduce moderate to severe frown lines between eye brows (glabellar lines associated with corrugator and/or procerus muscle activity) for up to four months. In order to maintain the results, a patient needs to be injected every three to four months. We are currently conducting a 16-week multi-center, randomized, single-blind, post-market study comparing the aesthetic outcome of the application of Botox alone to the application of Botox with our post treatment Obagi Condition & Enhance System. The primary endpoints will be additive improvements in periorbital and periocular fine wrinkles, facial mottled hyperpigmentation, skin clarity, sallowness, laxity, tactile roughness and overall patient satisfaction. This study will be completed in 2009.

Obagi Condition & Enhance for Laser

Market opportunity.     We also evaluated and sponsored studies to evaluate the use of Obagi Condition & Enhance products in aiding skin healing in non-ablative and ablative laser procedures, which are procedures using lasers that work primarily by removing the top layer of the skin, while the subsequent layer is heated. These initiatives were based on anecdotal evidence, supplied by physicians who are experienced with our Obagi Nu-Derm System, that indicated the possibility of improved recovery and healing time when our Obagi Condition & Enhance is used with ablative laser procedures. We decided to conduct a more formal study with IPL. We recently completed the final phase of a multi center, randomized, single blind, post marketing clinical trial looking at our Condition & Enhance System in conjunction with IPL laser versus the IPL plus a placebo system. The trial was initiated in 2008 with two leading aesthetic investigators.  The highly favorable results of this trial will be presented at the American Academy of Dermatology annual meeting in March of 2009.  We continue to evaluate additional applications of Obagi Condition & Enhance for use both before and after other cosmetic procedures.

New Products and Product Lines

ELASTIderm—Anti-Aging

Market opportunity.     Elastin is a protein found in the dermis which allows the skin to resume its normal shape after stretching. As skin ages, it loses its elasticity and begins to sag, particularly around the eyes, on the neck and on the hands. According to Kline & Co., in 2008, the eye, hand and neck professional skin care market in the medical channel as well as the spa and salon channel was estimated at over $135 million per year, comprised of products that are primarily designed to improve skin appearance through added moisturization, or building collagen in the skin. We conducted a soft-launch of an eye cream product under the Obagi ELASTIderm brand name in mid-October 2006, limited to our aesthetic sales force and targeted for existing accounts. In February 2007, we announced the formal launch of an ELASTIderm Eye Therapy, including both the eye cream and a new eye gel product. In January 2008, we announced the launch of ELASTIderm Décolletage System, a system designed to treat mottled hyperpigmentation, including age spots and freckles, while reducing the appearance of fine lines and wrinkles on the chest and neck area. In February 2008, we launched ELASTIderm™ Décolletage, a system to treat skin conditions resulting from sun damage and improve the elasticity and skin tone for the neck and chest area.

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

Clinical development.     An eight-week, split-face, randomized, double-blind, controlled clinical study was conducted in 21 subjects to evaluate the cellular and molecular effects of our ELASTIderm product which contains a novel bi-mineral complex known as "copper zinc malonate."   In this study, subjects with advanced facial photodamage applied ELASTIderm once or twice daily to the left and right periorbital areas for 8 weeks.  Punch biopsies were obtained at baseline and 6 weeks following treatment with ELASTIderm.  Histological analyses of  ELASTIderm’s effect on the periorbital elastic fiber network, which is responsible for the skins elasticity, were performed by Jouni Uitto, M.D., Ph.D., at the Department of Dermatology and Cutaneous Biology at Jefferson Medical College.  The results of this study, published in Experimental Dermatology, September 2008, suggest that elastin biosynthesis in photodamaged skin is enhanced with twice daily application of the bi-mineral complex.  Data published in the manuscript supports findings in earlier studies that demonstrated correlations with increases in elastic fibers and collagen with improvements in photographic evidence, following treatment with ELASTIderm.

In 2007, we initiated a 24-week single-centered, investigator-blinded, randomized study in 42 female subjects with at least moderate photodamage and moderate hyperpigmentation or coarse wrinkling in the décolletage (chest and neck) area, to evaluate the efficacy and tolerability of the ELASTIderm Décolletage System (Wrinkle Reducing Lotion and Skin Lightening Complex) in conjunction with a topical retinoid.  Key efficacy variables evaluated were changes in letigines, mottled hyperpigmentation, fine and coarse wrinkling, tactile roughness, crepiness and laxity. Visual improvements were reported by study subjects and the investigator as early as 2 weeks following treatment.  Statistically significant improvements in the overall appearance of the décolletage, including mottled hyperpigmentation, fines lines and wrinkles and skin texture were achieved all time points during the study, from week 4 thorough week 24.

CLENZIderm M.D. and SoluCLENZ Rx Gel—Acne

Market opportunity.     Acne is an inflammatory disease of the skin that results from a blockage of follicles or pores, as a consequence of accumulating dead skin cells and sebum, together which create a perfect medium for bacteria. The bacterium, P. acne, is a gram positive anaerobic bacterium that colonizes the sebaceous follicles and is implicated in the pathogenesis of acne. The prescription topical anti-acne market primarily includes BPO as a single active ingredient, or monotherapy product, BPO combination products (with antibiotics), topical retinoids, such as Retin-A, and topical antibiotics. The 2007 Kalorama Report projects that the global market for prescription acne and rosacea drugs, including BPO, retinoids, and antibiotics, will increase 3% from $1.6 billion to $1.7 billion over the five years from 2006 to 2010.

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

        We have developed the CLENZIderm systems and SoluCLENZ for acne treatment featuring a novel formulation of BPO which our clinical studies show to penetrate more readily into the skin follicle than current creams or gels because it is in solution form. We believe that our solution-based acne system will be a more effective treatment for acne because a greater amount of the active ingredient, BPO, will penetrate the hair follicle to act on P. acne bacteria.

Clinical development.     In 2008, we obtained final data on several clinical studies conducted with our CLENZIderm M.D. System (Normal to Oily) and SoluCLENZ (Solubilized 5% BPO monotherapy) versus the leading prescription BPO/clindamycin combination product.

A 4-week multi-centered, randomized investigator-blinded study of SoluCLENZ versus a leading prescription BPO/antibiotic product was extended to 12 weeks.  The primary endpoints for this study were the reduction in non-inflammatory and inflammatory lesions and tolerability with SoluCLENZ monotherapy versus the combination product. The study showed that when compared to twice-daily treatment with a leading prescription BPO/clindamycin combination product, twice-daily monotherapy with Obagi's SoluCLENZ resulted in a greater and more rapid reduction in the number of non-inflammatory lesions throughout the study.  Statistically significant decreases in non-inflammatory lesions were observed at weeks 1 through 4 following treatment and at week 12.  Non-inflammatory reductions at week 4 were 45% vs 33% (p< .05) and 57% vs 46% at week 12 (p< .05). Reductions in inflammatory lesions were clinically significant at all time points. A similar efficacy profile was demonstrated in a sub-set analysis of pediatric subjects, ages 12 to 17.

A 10-week, 140-patient, multi-centered, randomized investigator-blinded study of the CLENZIderm M.D. System for (Normal-to-Oily) versus a leading prescription BPO/clindamycin product was conducted for 12 weeks.  The primary endpoints for this study were the reduction in non-inflammatory and inflammatory lesions and tolerability with CLENZIderm M.D. System for (Normal-to-Oily) versus the combination product. The study showed that when compared to twice-daily treatment with a leading prescription BPO/clindamycin combination product, twice-daily treatment with the CLENZIderm M.D. System resulted in early onset of efficacy. For non-inflammatory lesions, reductions at weeks 2 and 4 were 27% vs 13% and 39% and 25%, respectively.  In a sub-set analysis of pediatric subjects ages 12 to 17, a statistically significant reduction in non-inflammatory lesions was observed at weeks 2 (23% vs. 11% ; p< 0.05) and 4 (32% vs. 12%; p< 0.01).  Reductions in inflammatory lesions were clinically significant at all time points.

CLENZIderm M.D. System (Normal to Oily) and SoluCLENZ have consistently demonstrated clinically significant reductions in both non-inflammatory and non-inflammatory lesions when compared to the leading prescription BPO/clindamycin combinations product.  The SoluCLENZ product produced a statistically significant decrease in non-inflammatory lesions at virtually all time points evaluated through week 12. Obagi's CLENZIderm M.D. System (Normal to Oily) and SoluCLENZ were well tolerated by patients. Mean levels of irritation commonly to BPO were mild or moderate, and in a majority cases were less than mild; any irritation reported during clinical studies occurred during the early weeks of treatment and resolved over time. Patients consistently reported high levels of overall satisfaction with the products.

Obagi RosaclearTM—Rosacea

Market opportunity.    According to a 2008 American Academy of Dermatology and the National Rosacea Society study, rosacea is a very common skin condition, affecting more than 14 million Americans.  Products prescribed in the treatment of rosacea represent a $254 million market, despite the lack of a topical treatment proven to effectively treat the symptoms of the disease, primarily redness and flushing.

Clinical development.     In 2008 we conducted several clinical studies with our Rosaclear System. This prescription-based system provides Rosacea patients with a complete therapeutic skin care system designed specifically to treat the signs and symptoms of their disease.  The system consists of a Gentle Cleanser, Metronidazole Topical Gel 0.75% to treat inflammatory papules and pustules associated with Rosacea and a Hydrating Complex Corrector designed to protect and moisturizer irritated skin as well as minimize redness and flushing.  A chemical-free, non-comedogenic Skin Balancing Sun Protection SPF 30 sunscreen was developed in conjunction with the System.  This sunscreen was designed to provide broad-spectrum UVA/UVB protection and is tinted to help reduce the appearance of facial redness and irritation.

We completed a 4 week single-center, controlled initial proof of concept study with the Rosaclear System. In this study 90% of patients experienced at least a 1 grade reduction in the severity of their Rosacea by the second week of treatment.  There are plans to initiate a larger, multicenter, confirmatory study in 2009.

Areas of Future Growth

We believe that our Penetrating Therapeutics technology may be applicable in other skin health areas. We are currently screening therapeutic candidates in related areas such as dark circles, dermatitis/seborrhea, hair growth and topical hair removal. According to Kalorama, in 2008 these therapeutic areas represented topical markets ranging from $766 million to over $2.4 billion in size.

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

Sales and Marketing

Domestic.     We believe we are the market leader in the physician-dispensed skin care channel with a 29.6% share and over three times the market share of the next largest competitor, according to a 2008 study by Kline & Co. As of December 31, 2008, we had more than 5,700 active accounts in the United States. Each account has at least one licensed physician on-site and we estimate that there are approximately 8,900 physicians in total practicing under these active accounts. This includes physicians on-site at a small but rapidly growing number of medical spas.

The U.S. market accounted for 85% and 84% of our net sales for the years ended December 31, 2007 and 2008. In the United States, we focus our sales and marketing efforts primarily toward plastic surgeons, dermatologists and other physicians with an aesthetic skin care focus using our direct sales force. As of December 31, 2008, we had 157 sales, marketing and education specialists, including 120 dedicated sales representatives and managers, of which 20 representatives were contracted to support the launch of SoluCLENZ. We believe that we have sufficient sales representation to enable us to effectively target the plastic surgeons, dermatologists and aesthetic skin care physicians who dispense skin care products in the United States.   In addition to effective systems, we also offer turn-key practice building programs and patient events that help the physicians grow their practices. These resources help each physician practice improve their recurring patient visits and revenue streams.

Our marketing efforts have a dual focus. First, we market directly to physicians in an attempt to both create treatment awareness and encourage the use of our products by both new and existing physician clients. To support this effort, we use medical journal advertising, sales aids, video, CD and slide demonstrations, physician-to-physician speaker presentations, trade shows, reminder items, educational and training support, internet resources, and telemarketing. Second, we attempt to create and then build upon the relationships with our physician customers by marketing our products to their patients through their medical practices. In addition, we provide patient education booklets and videos, funding for cooperative advertising, training and direct assistance in patient seminars and other programs, continuous product education and public relations programs for patient referrals.

In addition, our research and development staff is designing and directing clinical studies to support the application of our existing product lines for new markets and to enhance our current marketing efforts. We have conducted numerous studies with the leading academic institutions and key experts in dermatology and aesthetic medicine and will continue to expand our collaborations with leading dermatologists and institutions to coordinate additional clinical studies for new product applications and formulations. We believe evidence from our clinical studies will validate the performance of our existing products and provide a platform for the development of new products and product applications.

International.     International markets accounted for 15% and 16% of our net sales for the years ended December 31, 2007 and 2008, respectively. We address international markets through 19 international distribution and two licensing partners that have sales and marketing activities in approximately 42 countries outside of the United States, and three trademark and know-how license agreements for the drug store and aesthetic spa channel of Japan. We target distribution partners who are capable and willing to mirror our sales and distribution model in the United States and who have an established business and reputation in the physician channel.

Much like our business model in the United States, these distributors address their territories through direct sales representatives selling to physicians, or through alternative distribution channels, depending on regulatory requirements and industry practices. The sale of skin health and restoration products through physician offices is not as widely established internationally as it is in the United States. For example, some of our more successful international distribution partners include our partners in Southeast Asia, the Middle East, the Philippines and North America (excluding the United States). In these territories, our partners utilize Obagi-branded medical centers to employ trained physicians for patient sales, as well as a training center to provide product and sales training to regional physicians and their staff. Separately, some of our distribution partners, such as our partners for Mexico and Canada, leverage their existing complimentary product offerings to gain rapid account penetration for Obagi Systems in their territories. International sales are diversified, and our largest individual medical channel distribution partner purchased approximately $2.4 million from us during the year ended December 31, 2008.

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

Licensing.     Where the physician-dispensed skin care channel is underdeveloped we will look for alternative models to build a presence and brand awareness for our products. For example, in Japan we have pursued three separate distribution channels for our brand and product concepts. In 2002, we launched our first formal long-term relationship in Japan by entering into a trademark and know-how license agreement with Rohto to market and sell our Obagi-developed products in Japan. Rohto is a Japanese pharmaceutical manufacturer and distributor. Under our current agreement, Rohto is licensed to manufacture and sell a series of OTC products under the Obagi brand name, including Obagi-C (a vitamin C based topical serum in various concentrations) and ELASTIderm (our bi-mineral Collagen and Elastin enhancing line of products), in the Japanese drug store channel for which it pays us a license fee. Rohto's Obagi branded products achieved retail annual sales of approximately $74 million in 2008 through approximately 6,300 high-end drug stores. We are currently evaluating expansion of that relationship into the higher end department store channel.  In addition, we recently entered into a License Distribuion Agreement with Rohto for sales of products using our bi-mineral complex technology, for which we will receive royalty payments on net sales.  We have additional licensing arrangements in Japan as well to market and sell OTC product systems under the Obagi brand in the aesthetic spa channel, both for in-office use in facial procedures, as well as for sale as a take-home product kit. Separately, in early 2004, we entered into a distribution agreement with Koken Ltd., granting Koken exclusive rights to distribute certain prescription based Obagi Systems in the physician-dispensed channel. Our strategic partners in Japan have engaged in aggressive direct to consumer advertising, which we believe has raised consumer demand in Japan which creates greater brand awareness in the physician channel to the benefit of our core prescription lines. During the year ended December 31, 2008, these separate distribution channels in Japan generated approximately $4.8 million in net sales through the payment of license fees for us.

We will continue to look for credible partners to address new geographies, and to evaluate alternative channel opportunities in other countries to drive brand awareness and accelerate overall market penetration.

Manufacturing

We believe our manufacturing processes provide us with a competitive advantage, which we have developed through years of experience formulating skin care products. We maintain manufacturing scalability and flexibility by maintaining manufacturing with five qualified contract manufacturers. For all of our proprietary product concepts, we also own the related manufacturing processes, methods and formulations. In the fourth quarter of 2005, we invested in our own manufacturing facility in order to develop the ability to manage and protect the manufacturing process with respect to certain of our new product pipeline concepts. Currently, we plan to use this facility solely for the purpose of smaller scale product manufacturing in connection with new product technologies and smaller market introduction quantities. We currently perform part of the manufacturing process for the CLENZIderm M.D. system and SoluCLENZ Rx Gel in this facility. This facility will allow us to protect intellectual property related to our products in the initial stages unless and until we believe we can transfer such know-how to third-party manufacturers with full protection of related intellectual property.

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

 In addition, since physicians can and in many cases do write a prescription for tretinoin to be filled by a pharmacy in conjunction with our Obagi Nu-Derm System, we also purchase tretinoin directly from Triax in order to provide physicians the option of dispensing tretinoin directly from the office along with the Obagi products. These products are currently purchased under a five year product supply agreement, entered into in December 2005, which also provides Obagi with the right to develop Obagi branded product offerings.  Our Rosaclear System contains prescription metronidazole, the generic equivalent of Metrogel, which we purchase from a third party branded with our name.

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

We have pursued an aggressive trademark registration policy as a means to achieve brand recognition and product differentiation in the market. We own various U.S. and foreign trademark registrations and applications and common law marks. In connection with developing new products and product applications, we have filed over 40 U.S. provisional and non-provisional patent applications since 2004.

We have also licensed certain patent applications owned by JR covering our ELASTIderm system, CLENZIderm system and SoluCLENZ Rx Gel. We have relied on services provided by JR in the development of new products to address acne and skin elasticity products, under a five-year contract that expires in 2010. We also have licensed the rights to four patents owned by Avon Products, Inc. ("Avon"), one of which expired in 2008 while the remaining three expire between 2013 and 2018, covering methods and formulations for stabilizing Vitamin C in a serum for facial skin benefits, which is in our Obagi-C Rx C-Clarifying serum, Professional-C 5% serum, Professional-C 10% serum, Professional-C 15% serum and Professional-C 20% serum. We entered into the license with Avon in June 2003, for an initial three-year term, and the license is renewed year to year thereafter, at our option, through the life of the last patent to expire.

We have acquired rights to market, distribute, sell and, in some cases, make products pursuant to license agreements with third parties. Such agreements contain provisions which require us to meet requirements under these agreements, such as quantity purchase, payment or royalty obligations, in order to maintain the rights granted under the agreements.

Certain Material Agreements

Triax

Under a product supply agreement with Triax, entered into on December 8, 2005, we have exclusive rights to sell certain tretinoin products in 0.1%, 0.05% and 0.025% concentrations in the physician-dispensed skin care channel in the United States (including all territories of the United States). If we do not purchase a minimum number of units of products each year in any combination of concentrations, we will lose our exclusive selling rights in the United States. During the years ended December 31, 2008 and 2007, we met the minimum purchase requirements. Under the terms of the agreement, we are required to pay Triax a fixed price for the products, subject to volume discounts we may receive if we purchase a certain number of products and those products are sold to our customers within a specified period of time. These volume discounts are based on calendar year performance and applied to cumulative quarterly purchases. The initial term of our agreement is five years, with an automatic renewal for a successive five year term unless written notice is provided by either party at least 120 days before the end of the current term. Each party has the right to terminate the agreement upon  prior written notice in the case of material breach and failure to take action to cure such a breach within a specified period. Each party also has the option to terminate the agreement by written notice if the other party ceases to carry on its business or becomes the subject of any proceeding under state or federal law for the relief of debtors or otherwise becomes insolvent, bankrupt or makes an assignment for the benefit of creditors, or upon the appointment of a receiver for the other party or the reorganization of the other party for the benefit of creditors.

Jose Ramirez and JR

Pursuant to a consultant services and confidentiality agreement with Jose Ramirez and JR ("JR Agreement"), we have hired JR to perform research and development activities including product formulation, product development and regulatory work, as detailed in various statements of work. Under the terms of the agreement, JR must assign or license to us all rights, title and interests to any and all inventions made during JR's engagement with us or during the one year period thereafter if such inventions involve or are related to our actual or anticipated research or development, or incorporate or are based on any of our confidential information or ideas. We agreed to pay JR a minimum annual fee per year for five years plus reasonable and customary expenses incurred at our request in connection with the provision of such services, commencing on January 1, 2005, for this product formulation, product development and regulatory work. We also agreed to pay a tiered royalty for successful commercialization of products developed or identified by JR based on annual net sales, with a maximum royalty paid per product, subject to an annual cap.  We have negotiated a separate royalty arrangement for sales of our bi-mineral complex with Rohto.  Pursuant to our arrangement with Rohto, in December 2008, we amended the JR Agreement to modify the royalty rates paid to JR based on Rohto's sales of products containing the bi-mineral technology.  We have a right of first refusal for the exclusive license of any and all of JR's inventions related to skin healthcare that are developed or reduced to practice by JR during the term of the agreement, but not in connection with certain service activities documented in the agreement or certain various statements of work, that are not assignable to us under the terms of the agreement. We would pay a royalty fee for any such exclusive licenses.

The initial term of the agreement is five years, which began in January 2005, and may be extended for up to two, one-year renewable terms with the mutual written agreement of each party within a certain number of days prior to the expiration of the then-current term. We have the right to terminate the agreement at any time in our sole discretion with written notice by exercising an option to buy-out JR's remaining service obligation for the then-current term. In our sole discretion, we may pay for the buy-out option with our stock or a combination of stock and cash at a fair market valuation. We have the right to terminate the agreement, without triggering the buy-out option, upon written notice for any violation by JR of this agreement, unless JR is able to cure such violation within such 30 day period. We also have the right to immediately terminate the agreement, without triggering the buy-out option, if JR is convicted of a felony or other crime involving material harm to our standing or reputation, for JR's nonfeasance or willful misconduct, for conduct that brings us into public disgrace or disrepute, or for continuous inattentiveness to JR's duties after written notice of the same. If we exercise our right to terminate the agreement, all of our obligations to JR, except for royalty obligations, shall cease immediately.

To date, pursuant to this agreement, we have several patents pending or issued that cover novel methods and formulations for the treatment of acne, which we are using as the basis for our new acne system marketed under the CLENZIderm M.D. brand, including the first product launched in February 2007 and SoluCLENZ launched in August 2008. We have also licensed three pending patent applications dealing with composition of matter, wound healing and method of anti-aging treatment, which we are using as the basis for our new ELASTIderm products and System.

Avon

Under a license agreement with Avon, dated June 26, 2003, we have an exclusive worldwide license to manufacture and sell skin care products containing an ascorbic acid component directly to physicians and medical spas. Under the terms of the agreement, we also have a non-exclusive license to manufacture and sell such products directly to drug stores outside of the United States. We paid Avon a non-refundable license issue fee.  Additionally, we pay a non-refundable annual renewal fee. The original term of the agreement expired in 2006 and we have continued to annually renew the agreement each year since that time.  Our annual option to renew the agreement survives until the last of the licensed patents expires on September 10, 2018. Each party, at its option, may terminate the agreement upon prior written notice in the case of default in the performance of any obligation under the agreement by the other party and failure to take action to cure such a default within a specified period. If we become bankrupt or insolvent, or file a petition for bankruptcy, or if our business is placed in the hands of a receiver, assignee or trustee from which we cannot extract ourselves within 120 days, or if we are liquidated or substantially all of our assets or shares are sold, exchanged or transferred, or in the event of a merger or consolidation to which we are a party and to which Avon reasonably objects, the agreement shall immediately terminate without notice.

Rohto

On September 13, 2002, we entered into a strategic licensing agreement with Rohto Pharmaceutical Co., Ltd. ("Rohto"). Rohto is a Japanese pharmaceutical manufacturer and distributor. Under the agreement, Rohto is licensed to manufacture and sell a series of over-the-counter (“OTC”) products under the Obagi brand name, including Obagi-C (a Vitamin C based topical serum in various concentrations), in the Japanese drug store channel and the Company receives a royalty based upon sales of Obagi branded products in Japan by Rohto. The Company also has other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel.

On December 4, 2008, the Company entered into an amendment (the “Amendment”) to the original agreement with Rohto.  The Amendment extends the term of agreement to December 4, 2017 and amends the Territory (as defined) to areas outside Japan, subject to separate written agreement(s) to be developed.  The Channel (as defined) has been expanded to include department stores, including mail-order and internet activities to support such expansion, provided that the parties complete a joint development plan.  The parties have also agreed to work together to up-brand the Obagi products sold in the various channels and work cooperatively on messaging, branding and product imaging.  Under the Amendment, the Company has also agreed to provide an exclusive royalty bearing license to sell and/or manufacture certain products developed by the Company, Rohto or jointly developed by the Company and Rohto.

On December 4, 2008, OMP and Rohto entered into a License and Supply Agreement (the "Bi-mineral Agreement") whereby the Company granted Rohto an exclusive right to manufacture, market and sell the Company’s bi-mineral Collagen and Elastin enhancing products in all channels (other than the aesthetic and spa channels) in Japan.  Rohto also has the right to develop improvements to such products or new products related to the products.  The initial term of the Bi-mineral Agreement is for five years, through December 4, 2013, with an optional five year extension and calls for certain annual sales volume and expense commitments on behalf of Rohto.   If such commitments are not met, the Company shall have the right to terminate the Agreement or render it non-exclusive.

As consideration for the exclusive license, Rohto shall pay a development fee  to the Company in equal installments over a five-year period as well as quarterly royalty fees based on product sales.  If this Agreement should be terminated by either party before all five installments of the development fee have been paid or even in the event of early termination, then any unpaid installments will become due and payable to the Company ten days before the effective termination date.  The royalty rate is scaled over the term of the Agreement.

Cellogique

On November 10, 2005, we entered into a new Distribution Agreement with Cellogique Corporation (“Cellogique”) effective January 1, 2006. The agreement granted Cellogique the exclusive right to promote, market, sell, distribute and sub-distribute certain specified products to customers within the Middle East. The agreement includes discounts off of the distributors' base price based on volume purchases, and certain advertising and promotional activities. Such discounts may at times be a significant percentage off the distributors' base price listing. The agreement is for a term of 12 years.

Ventiv

In July 2008, we entered into a service agreement with Ventiv Commercial Services, LLC (“Ventiv”).  Pursuant to the agreement, Ventiv is to provide us with 20 field sales representatives who are to market, sell and distribute SoluCLENZ product, including samples and literature.  Ventiv is to provide all administrative support and oversight of the 20 field sales representatives.  We agreed to pay an up front base fee and escalating fixed monthly fees over the two year period of the contract.  The agreement may be renewed for additional one year periods upon written agreement of both parties to be executed at least 90 days prior to the end of the term.  If the agreement is terminated, we may be liable for the entire amounts remaining under the agreement, unless termination for specified reasons, in which case we may be liable for only up to two months of fixed fees.  In addition, we may be liable for any remaining payment obligations for early termination of equipment leased by Ventiv and provided to the 20 field sales representatives, subject to Ventiv’s obligation to mitigate such fixed fees by redeploying such equipment into the field under other contractual arrangements.   In October 2008, we entered into an amendment to the agreement with Ventiv whereby they prepare certain managed care and third party payer reimbursement analysis for us.    This agreement ends on April 1, 2009 unless we choose to extend it.  If we choose to terminate this agreement early, we are obligated to pay Ventiv one-month’s worth of service fees.

Competition

The market for skin health and restoration is highly competitive with many established manufacturers, suppliers and distributors engaged in all phases of the business. We believe that we face strong competition. Competitive factors in our market include:

▪	product efficacy and uniqueness;

▪	brand awareness and recognition;

▪	product quality, reliability of performance and convenience of use;

▪	cost-effectiveness;

▪	breadth of product offerings;

▪	sales and marketing capabilities and methods of distribution;

▪	resources devoted to product education and technical support; and

▪	speed of introducing new competitive products and existing product upgrades.

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

We believe our direct competitors in the physician-dispensed skin care channel include BioMedic from La-Roche Posay, TNS from SkinMedica, Inc., Kinerase from Valeant Pharmaceuticals International, various products from SkinCeuticals, a division of L'Oreal S.A., M.D. Forté and Clinique Medical and PREVAGE from Allergan, Inc., Vitamin C and various products from IS Clinical, and Neova from PhotoMedex, Inc.

We believe our indirect competitors which generally sell skin care products directly to consumers consist of large cosmetic companies, including but not limited to The Estee Lauder Companies Inc., Helene Curtis Industries, Inc., L'Oreal S.A., Matrix Essentials, Inc., a division of L'Oreal, Procter & Gamble Company, Neutrogena, a division of Johnson & Johnson, Revlon, Inc. and Unilever N.V.

Our acne products compete with Triaz from Medicis Pharmaceutical Corporation, Benzaclin from Dermik Laboratories, Inc., Brevoxyl and Duac from Stiefel Laboratories Inc., and Benzac from Galderma Laboratories, L.P. Our acne products also indirectly compete with OTC anti-acne products.

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

Government Regulation

Federal, state and local governmental authorities in the United States and other countries regulate, among other things, the testing, production, distribution, advertising promotion and sale of prescription and OTC drugs and cosmetics. In the United States, the FDA, acting under the Food Drug and Cosmetic Act (“FDCA”), and other federal statutes (including the Public Health Service Act, Administrative Procedure Act, Federal Trade Commission Act, Fair Packaging and Labeling Act, Lanham Act and Homeland Security Act) and agencies implementing regulations, regulate our products primarily on the basis of their intended use, as determined by the labeling claims or other representations made for the product.

FDA regulation of cosmetics

The FDCA defines cosmetics as products and their components intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body or any part thereof for cleansing, beautifying, promoting attractiveness, or altering the appearance. Cosmetic products are not subject to FDA pre-market approval authority, although the FDA can take enforcement action under the Code of Federal Regulations (“CFR”) for marketed cosmetic products that are adulterated or misbranded, including violations of product safety requirements, use and quantity of ingredients, labeling and promotion and methods of manufacture. Additionally, the FDA monitors compliance of cosmetic products through random inspections of cosmetic company websites, importers, manufacturers and distributors. The labeling of cosmetic products is subject to the requirements of the FDCA, the Fair Packaging and Labeling Act and other FDA regulations.

We believe that many of our products in the Obagi Nu-Derm, Obagi Condition & Enhance, Obagi-C Rx, Obagi Professional-C, ELASTIderm (including the Décolletage System), CLENZIderm M.D., Obagi Rosaclear System and other product lines, as labeled and intended for use, fall within the FDA definition of cosmetics and therefore do not require pre-market review and approval. Cosmetics may be sold both over the counter and through a physician's office, subject to state laws governing the commercial practices of physicians.

FDA regulation of drug products

The FDCA defines drugs as products intended to cure, mitigate, treat or prevent a disease or to affect the structure or any function of the human body. Drug products are subject to more comprehensive safety and effectiveness requirements of the FDCA and its implementing regulations. In general, products falling within the FDCA's definition of "new drugs" require pre-marketing clearance by the FDA. Products falling within the FDCA's definition of "drugs" that are not "new drugs" and that are generally recognized as "safe and effective" for the indication for which they are being marketed generally do not require pre-market review and approval from the FDA. Such drug products are commonly commercialized under the FDA Compliance Policy Guide entitled "Marketed New Drugs Without Approved New Drug Applications or Abbreviated New Drug Applications" and are subject to compliance with FDA regulations concerning manufacture, labeling, distribution, and recordkeeping for drug products.

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

We in license two ANDA products; tretinoin and metronidazole prescription drug product offerings which are licensed from and/or supplied by Triax and a third party, respectively, each of which holds FDA approval of ANDAs for those products.

FDA Drug Efficacy Study Implementation

The DESI was a program begun by FDA in 1962 after the requirement that all drugs be efficacious as well as safe.  The DESI program was intended to classify all pre-1962 drugs that were already on the market as either effective, ineffective, or needing further study.   The DESI evaluated over 3000 separate products and over 16,000 therapeutic claims. By 1984, final action had been completed on 3,443 products; of these, 2,225 were found to be effective, 1,051 were found not effective, and 167 were pending.  One of the early effects of the DESI study was the development of the ANDA.

We market a number of sunscreen products that are regulated by the FDA as OTC drug products subject to an FDA final monograph but not requiring FDA pre-market review or approval. We also market a number of products containing 4% hydroquinone that we believe are not "new drug" products and that are generally recognized as safe and effective for the indications for which they are being marketed. We also market a number of products containing 4% hydroquinone that are currently not subject to FDA pre-market approval. In August 2006, the FDA issued a proposed rule that stated that OTC skin bleaching products containing hydroquinone and currently marketed outside the physician channel at 2% concentrations or less, were not generally recognized as safe and effective, were misbranded, and are new drugs within the meaning of the FDCA. The FDA proposed that because of the carcinogenic and ochronosis potential of hydroquinone, its use in skin bleaching drug products should be restricted to prescription use only, and users of such products should be closely monitored under medical supervision. The FDA also withdrew a tentative proposed monograph that concluded that hydroquinone products were generally recognized as safe and effective and stated its intent to require New Drug Application approval for continued marketing of prescription hydroquinone products at the time of publication of the final rule. It is our understanding that the FDA is no longer evaluating this proposal and is not intending to take any action with respect to the regulation of products containing 4% hydroquinone at the present time.  Finally, our tretinoin and metronidazole prescription drug product offerings are licensed from and/or supplied by Triax and a third party, respectively, each of which holds FDA approval of ANDAs for those products.

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

We market a number of OTC products under the following monographs: Sunscreen, Acne, Skin Bleaching, Skin Protectant, External Analgesic and Topical Antibiotic.  Our monographed products are regulated by the FDA as OTC drugs are subject to an FDA final monograph but do not requiring FDA pre-market review or approval.

FDA Enforcement Discretion for Marketed Unapproved Drug Products

The Obagi Nu-Derm Clear, Blender and Sunfader products and the Obagi-C Rx C-Clarifying Serum, C-Night Therapy and Décolletage Skin Lightening Complex, products contain the active ingredient hydroquinone at a 4% concentration and are marketed as prescription drugs under the FDA Compliance Policy Guide ("CPG"), entitled Marketed New Drugs Without Approved New Drug Applications or Abbreviated New Drug Applications. These hydroquinone products must be administered under the supervision of a physician but are not subject to prior FDA approval when formulated and labeled in accordance with guidelines for prescriber information under direction of a physician. 4% Hydroquinone is known as a DESI II drug, as its active ingredient was marketed prior to FDA's 1962 institution of drug effectiveness requirements. To date, the FDA has not required NDA approval for the continued marketing of hydroquinone. In its August 2006 proposed rule, regarding OTC hydroquinone, the FDA indicated its intent to require NDA approval for prescription 4% hydroquinone products. See "Risks Related to Regulatory Matters," and "FDA Regulation of Drug Products." It is our understanding that the FDA is no longer evaluating this proposal and is not intending to take any action with respect to the regulation of products containing 4% hydroquinone at the present time.  However, if the FDA does change the status of 4% hydroquinone to require an NDA, and if the FDA does not allow us to continue to market our products while we attempt to comply with such new requirement as imposed, or if the FDA does not approve an NDA filed by us or a third party for 4% hydroquinone drug product, then we will no longer be able to rely on the CPG to market our Obagi Nu-Derm, Obagi-C Rx and Décolletage Systems containing hydroquinone. FDA approval of a 4% hydroquinone drug product under an NDA filed by another party may adversely affect our ability to continue to market our products under the CPG.

FDA Regulation of Drug Manufacturing

We and the third-party manufacturers on which we rely for the manufacture of our products are subject to requirements under 21CFR parts 210 and 211 that drugs be manufactured, packaged and labeled in conformity with cGMPs. To comply with cGMPs, manufacturers must continue to spend time, money and effort to meet requirements relating to personnel, facilities, equipment, production and process, labeling and packaging, quality control, recordkeeping and other requirements. The FDA, state agencies and foreign Ministries of Health periodically inspect drug manufacturing facilities to evaluate compliance with cGMPs.

FDA Regulation of Our Products and Product Candidates

The following table summarizes the current status of the active ingredients in, FDA pre-marketing approval (if any) required for, FDA regulatory category of, and launch date for our material products and product candidates:

Product	Main Functioning or Active Ingredients(1)	FDA Pre-Marketing Approval Required	Product Status(2)	Date Launched
Obagi Nu-Derm Gentle Cleanser(3)	Mild Cleansers	No	Cosmetic	1988
Obagi Nu-Derm Foaming Gel(3)	Mild Cleansers	No	Cosmetic	1988
Obagi Nu-Derm Toner(3)	Hamamelis Virginiana (Witch Hazel) Distillate	No	Cosmetic	1988
Obagi Nu-Derm Clear(3)	Hydroquinone 4%	No	DESI II	1988
Obagi Nu-Derm Exfoderm(3)	Phytic Acid	No	Cosmetic	1988
Obagi Nu-Derm Exfoderm Forte(3)	Glycolic Acid, Lactic Acid	No	Cosmetic	1988
Obagi Nu-Derm Blender(3)	Hydroquinone 4%	No	DESI II	1988
Obagi Nu-Derm Sun Block SPF 32(3)	Zinc Oxide 18.5%	No	OTC	2004
Obagi Nu-Derm HSP SPF 35(3)	Octyl Methoxycinnamate 7.5%, Zinc Oxide 9.0%;	No	OTC	2002
Obagi Nu-Derm Sunfader	Hydroquinone 4% Octyl Methoxycinnamate 7.5%, Oxybenzone 5.5%	No	DESI II/OTC	1984
Obagi Nu-Derm Eye Cream	Mild Moisturizers	No	Cosmetic	1984
Obagi Nu-Derm Tolereen	Hydrocortisone 0.5%	No	OTC	1988
Obagi-C Rx C-Cleansing Gel	Mild Cleansers	No	Cosmetic	2004
Obagi-C Rx C-Exfoliating Day Lotion	Glycolic Acid	No	Cosmetic	2004
Obagi-C Rx C-Clarifying Serum	Hydroquinone 4%	No	DESI II	2004
Obagi-C Rx C-Therapy Night Cream	Hydroquinone 4%	No	DESI II	2004
Obagi-C Rx C-Sunguard SPF 30	Octyl Methoxycinnamate 7.5%, Zinc Oxide 9.0%	No	OTC	2004
Obagi Professional-C Serum	L Ascorbic Acid (Vitamin C) 5% to 20% concentrations	No	Cosmetic	2005
Obagi Nu-Derm Tretinoin(4)	Tretinoin 0.025% to 0.1%	Yes	ANDA	2006
Obagi CLENZIderm M.D. Daily Care Foaming Cleanser	Salicylic Acid 2%	No	OTC	Feb-07
Obagi CLENZIderm M.D. Pore Therapy	Salicylic Acid 2%	No	OTC	Feb-07
Obagi CLENZIderm M.D. Serum Gel	Benzoyl Peroxide 5%	No	OTC	Feb-07
Obagi ELASTIderm Eye Cream	Mineral complexes	No	Cosmetic	2006
Obagi ELASTIderm Eye Gel	Mineral complexes	No	Cosmetic	Feb-07
Obagi CLENZIderm M.D. Therapeutic Lotion	Benzoyl Peroxide 5%	No	OTC	Jul-07
Obagi CLENZIderm M.D. Therapeutic	Glyceryn 20% Dimethieme 1%	No	OTC	Jul-07
Obagi CLENZIderm M.D. Daily Care Cream Cleanser	Mild Cleansers	No	Cosmetic	Jul-07
Obagi Decolletage Chest and Neck Akin Lightening Complex	Hydroquinone 4%	No	DESI II	Jan-08
Obagi Decolletage Chest and Neck Wrinkle Reducing Lotion	Mineral complexes	No	Cosmetic	Jan-08
SoluCLENZ Rx Gel	Benzoyl Peroxide 5%	No	OTC	Aug-08
Obagi Rosaclear Metronidazole(5)	Metronidazole Topical Gel USP, 0.75%	Yes	ANDA	Jan-09
Obagi Rosaclear Hydrating Complexion Corrector	Titanium Dioxide	No	Cosmetic	Jan-09
Obagi Rosaclear Gentle Cleanser	Mild Cleansers	No	Cosmetic	Jan-09
Obagi Rosaclear Skin Balancing Sun Protection SPF 30	Zinc Oxide 15.5%, Titanium Dioxide 2.0%	No	OTC	Jan-09

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

(3)  These products are also included in our Obagi Condition & Enhance System, which was launched in 2006.

(4)  Obagi Nu-Derm branded Tretinoin is manufactured by Triax under its ANDAs, and was launched under the Obagi brand in 2006, however, we have been selling tretinoin supplied by Triax under the Spear brand since 2003.

(5) Obagi Rosaclear branded Metronidazole is manufactured by a third party under its ANDA and was launched under the Obagi brand in 2008.

Federal Regulation of Advertising and Promotion

The FDA regulates the advertisement of prescription drug products. The U.S. Federal Trade Commission ("FTC"), Fair Packaging and Labeling Act, and state authorities regulate the advertising of OTC drugs and cosmetics, as well as exercise general authority to prevent unfair or deceptive trade practices.

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

Employees

As of December 31, 2008, we had 218 employees, of whom all except three, were located in the United States. Our employees include 157 in sales and marketing, 32 in product development, manufacturing and distribution and 29 in administrative functions. Our sales and marketing employees include a 20 person contracted sales force hired to support the launch of SoluCLENZ.  Our employees are all non-unionized, and we believe our relations with our employees are good.

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

As widely reported, the global financial markets have been experiencing extreme disruption in recent months, including severely diminished liquidity and credit availability.  Concurrently, economic weakness has begun to accelerate globally.  We believe these conditions have not materially impacted our financial position as of December 31, 2008 or liquidity for the year ended December 31, 2008.  However, we could be negatively impacted if either of these conditions exists for a sustained period of time, or if there is further deterioration in financial markets and major global economies.  The economic downturn has also resulted in increased downward pressure on stock prices generally, including our own which are unrelated to financial performance.

The credit crisis could negatively impact our cash flow and that of our customers and suppliers.

We have maintained a positive operating cash flow in each year since 2001, and we believe that the net cash provided by operating activities, existing cash and equivalents and amounts available under our Revolving Credit Agreement (the “Facility”) entered into in November 2008 with Comerica Bank, will provide us with sufficient resources to meet our expected working capital requirements and other cash needs for the foreseeable future.  However, the current uncertainty in the global economic conditions resulting from the recent disruption in credit markets pose a risk to the overall economy that could impact demand for our products, reduce sales, create pressure for us to lower our prices, delay product launches or discontinue the sales of certain of our products.   This could force us to use cash on hand and draw down on our Facility.  Doing so would impact our ability to in-license new technologies, develop future products or expand our pipeline of products, all of which would have an adverse effect on our ability to grow our business and remain competitive in our marketplace.

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

Since certain third party payors do not currently reimburse patients for SoluCLENZ, sales for the product have suffered to date and have affected the success of the launch of that product.

Our commercial success of SoluCLENZ depends in part on physicians’ willingness to prescribe the product based on the availability to patients of reimbursement from third-party payors, such as Medicare, Medicaid and private insurance companies.  These third-party payors frequently challenge the pricing of new drugs where they believe generic equivalents are available or that are not included on one of the three standard formulary lists.  Currently, one of the three major reimbursement compendiums does not permit reimbursement of SoluCLENZ and our sales have suffered as a result.  To the extent that certain patients continue to be unable to obtain reimbursement for SoluCLENZ based on the availability of a generic equivalent, future sales will continue to be impacted, and we may discontinue selling SoluCLENZ into the pharmacy Rx channel, which would result in possible discontinuation costs of approximately $0.5 million to $1.5 million in expenses related to the write-down of inventory and early termination of contracts.

Our revenues and financial results depend significantly on sales of our Obagi Nu-Derm System. If we are unable to manufacture or sell our Obagi Nu-Derm System in sufficient quantities and in a timely manner, or maintain physician and/or patient acceptance of our Obagi Nu-Derm System, our business will be materially and adversely impacted.

To date, substantially all of our revenues have resulted from sales of our principal product line, our Obagi Nu-Derm System and related products. Our Obagi Nu-Derm System and related products accounted for approximately 56%, 61% and 69% of our net sales for the year ended December 31, 2008, 2007 and 2006, respectively. Although we have introduced new products such as Obagi-C Rx, ELASTIderm, CLENZIderm, SoluCLENZ and Rosaclear and we intend to introduce additional products, we still expect sales of our Obagi Nu-Derm System and related products to account for a significant majority of our sales for the foreseeable future. Because our business is highly dependent on our Obagi Nu-Derm System and related products, factors adversely affecting the pricing of, or demand for, these products could have a material and adverse effect on our business. Our Obagi Nu-Derm Systems also experience seasonality. We believe this is due to variability in patient compliance that relates to several factors such as a tendency to travel and/or engage in other disruptive activities during the summer months. Additionally, our commercial success depends in large part on our ability to sustain market acceptance of our Obagi Nu-Derm System. If existing users of our products determine that our products do not satisfy their requirements, or if our competitors develop a product that is perceived by patients or physicians to better satisfy their respective requirements, sales of our Obagi Nu-Derm System and related products may decline, and our total net sales may correspondingly decline. We cannot assure you that we will be able to continue to manufacture these products in commercial quantities at acceptable costs. Our inability to do so would adversely affect our operating results and cause our business to suffer.

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

As of December 31, 2008, we had 218 employees, which include a 20 person contracted sales force hired in anticipation of the launch of SoluCLENZ. Our success depends on our continued ability to attract, retain and motivate highly qualified management, business development, sales and marketing, product development and other personnel. In the future we may not be able to recruit and retain qualified personnel, particularly for senior sales and marketing and research and product development positions due to intense competition for personnel among businesses like ours, and the failure to do so could have a significant negative impact on our future product sales and business results. In addition, the majority of options granted to employees have an option price greater than our current market price.  This may hinder our ability to retain qualified personnel. Our success depends in large part on the efforts and abilities of Steven Carlson, our Chief Executive Officer, Preston Romm, our Chief Financial Officer, and David Goldstein, our Executive Vice President of Sales, as well as other members of our senior management team and our scientific and technical personnel, including our third party formulators at JR. We may not be able to retain the services of our officers. In addition, we do not have "key person" insurance policies on any of our executive officers that would compensate us for the loss of their services. If we lose the services of one or more of these individuals, finding a replacement could be difficult, may take an extended period of time and could significantly impede the achievement of our business objectives. This may have a material adverse effect on our results of operations and financial condition.

To sustain our continued growth, we will need to increase the size of our organization, and we may encounter difficulties managing our growth, which could adversely affect our results of operations.

If we are able to successfully develop additional products and extend the use of our current products, we may experience growth in the number of our employees and the scope of our operations. To the extent that we acquire and launch additional products, the resulting growth and expansion of our sales force will place a significant demand on our financial, managerial and operational resources. Since many of the new products or systems we are working on may involve new technologies or entering new markets, we may not be able to accurately forecast the number of employees required and the timing of their hire or the associated cost. The extent of any expansion we may experience will be driven largely by the success of our new products and systems. As a result, management's ability to project the size of any such expansion and its cost to the company is limited by the following uncertainties: (i) we will not have previously sold any of the new products and technologies and the ultimate success of these new products and technologies is unknown; (ii) we will be entering new markets; and (iii) the costs associated with any expansion will be partially driven by factors that may not be fully in our control (e.g., timing of hire, market salary rates). As of December 31, 2008, due to the uncertainties in the economic markets, our current business plan does not anticipate that we hire a substantial number of new employees in 2009.  However, since we are unable to ascertain the length or severity of this market downturn, we could be in a position to hire significant numbers of new employees on a relatively short time frame to support the launch of new product lines or increases in sales by physicians once the global markets begin to stabilize.  Due to the uncertainty surrounding the timing of new product lines or the stabilization of the global markets, our costs to hire significant numbers of new employees could be higher than anticipated.  Our success will also depend on the ability of our executive officers and senior management team to continue to implement and improve our operational, information management and financial control systems, particularly in light of our status as a public company subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, and to expand, train and manage our employee base. Our inability to manage growth effectively could cause our operating costs to grow even faster than we are currently anticipating and adversely affect our results of operations.

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

We have limited commercial manufacturing experience and currently outsource all of our non-BPO product manufacturing to third-party contract manufacturers. Although we have received sufficient material from our manufacturers to meet our current needs, we do not have long-term contracts with most of these third parties. Triax and our supplier of metronidazole are our sole suppliers and manufacturers of tretinoin and metronidazole, respectively, pursuant to contracts that have initial termination dates in 2010 and 2015, respectively. The termination of those agreements or any loss of services under those agreements would be difficult for us to replace. We expect to continue to rely on third parties to produce materials required for clinical trials and for the commercial production of our products.

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

We have developed a manufacturing facility dedicated to the production of our CLENZIderm M.D. Serum Gel and SoluCLENZ Rx. We may expand the capabilities of that manufacturing site and may in the future elect to manufacture certain new products developed or certain existing products without the assistance of third parties. However, in order to make that election, we will need to invest substantial additional funds and recruit qualified personnel in order to operate our development manufacturing facility on a commercial basis. There can be no assurance that we will successfully manufacture our own products, and if we are not able to make or obtain adequate supplies of our products, it will be more difficult for us to maintain and grow sales of CLENZIderm M.D. or SoluCLENZ Rx, or launch other new products and compete effectively.

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

In August 2006, the FDA issued a proposed rule which cites some evidence that hydroquinone may be a carcinogen, if orally administered, and may be related to a skin condition called ochronosis, which results in the darkening and thickening of the skin, and the appearance of small bumps and grayish-brown spots. Hydroquinone is an active ingredient contained in our Obagi Clear, Obagi Blender and Obagi Sunfader products, which are part of our Obagi Nu-Derm and Condition & Enhance System, and in our Obagi-C Rx C-Clarifying Serum and Obagi-C Rx C-Night Therapy products, which are part of our Obagi-C Rx System. The FDA also concluded that it could not rule out the potential carcinogenic risk from topically applied hydroquinone. After further review of the evidence cited in the notice, or information provided in the public comments on the proposed rule, or if additional evidence of cancer or ochronosis, or other side effects associated with any of our products were to be reported to or observed by the FDA or other regulatory authorities, we could be required to suspend the marketing of our products that contain hydroquinone, conduct additional safety tests and potentially cease the sale of affected products, which would harm our business. In addition, patients who experience side effects from our products may bring product liability claims against us.

All of our products which contain hydroquinone are prescription-based. The FDA was considering regulating all hydroquinone products, including prescription-based hydroquinone products, as new drugs, and may conclude that the continued use of prescription-based hydroquinone products will require the submission and approval of an NDA. It is our understanding that the FDA is no longer evaluating this proposal and is not intending to take any action with respect to regulation of products containing 4% hydroquinone at the present time.  If the FDA changes this position and we are required to submit an NDA for our prescription-based hydroquinone products, we believe that the FDA may allow us to continue to market these products while we are preparing, submitting and waiting for approval of such NDA. However, there can be no assurance that we will be able to continue to market our products during the NDA process, and we may be required to suspend marketing of our prescription-based hydroquinone products until such time as an NDA is approved. In addition, there can be no assurance that any NDA we submit for our prescription-based hydroquinone products will be approved. If we are required to suspend or cease marketing of our prescription-based hydroquinone products, it would adversely affect our business.

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

Our international sales currently depend upon the marketing efforts of and sales by certain distributors and licensees, particularly Rohto, a licensee of certain of our trademarks and products for the retail drug store channel in Japan, from whom we receive royalties that accounted for approximately 5% and 4% of our net sales and approximately 5% and 5% of our gross margin for the years ended December 31, 2008 and 2007, respectively. Because incremental costs associated with this agreement are minimal, a material decline in licensing revenues from or termination of this agreement would have a material adverse effect on our net income. While no other international distribution or license partner accounted for more than 5% of our net sales for both of the years ended December 31, 2008 and 2007, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

▪	adverse changes in tariff and trade protection measures;

▪	unexpected changes in foreign regulatory requirements;

▪	potentially negative consequences from changes in tax laws;

▪	the potential business failure of one or more of our distribution partners;

▪	changing economic conditions in countries where our products are sold or manufactured;

▪	exchange rate risks;

▪	potential political unrest and hostilities;

▪	differing degrees of protection for intellectual property; and

▪	difficulties in coordinating foreign distribution.

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

If we become aware of potential business combination candidates that are complementary to our business, we may decide to combine with such businesses or acquire their assets in the future. Business combinations generally involve a number of additional difficulties and risks to our business, including:

▪	failure to integrate management information systems, personnel, research and development and marketing, operations, sales and support;

▪	disruption of our ongoing business and diversion of management's attention from other business matters;

▪	potential loss of the acquired company's customers;

▪	failure to develop further the acquired company's technology successfully;

▪	unanticipated costs and liabilities; and

▪	other accounting consequences.

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

In addition, the Obagi Nu-Derm, Obagi Condition & Enhance and Obagi-C Rx Systems contain products that include 4% hydroquinone as an active ingredient and are marketed in the United States without an FDA-approved marketing application. We believe that these products are not currently subject to FDA pre-market approval. In August 2006, the FDA issued a proposed rule that, if adopted in its current form, would establish that OTC skin bleaching drug products, such as hydroquinone, are not generally recognized as safe and effective and are misbranded, and could seek to require NDAs for new products using skin bleaching drug products, including prescription skin bleaching drug products. The FDA had indicated that upon adoption of the final rule it intended to consider all skin bleaching drug products, whether currently marketed on a prescription or OTC basis, to be new drugs requiring an approved NDA for continued marketing. It is our understanding that the FDA is no longer evaluating this proposal and is not intending to take any action with respect to regulation of products containing 4% hydroquinone at the present time.    However, should the DFDA reverse this position, such new rule may require us to withdraw the Obagi Nu-Derm, Obagi Condition & Enhance and Obagi-C Rx Systems until required clinical trials are performed and new drug approvals are obtained, in effect foreclosing us from selling the Obagi Nu-Derm, Obagi Condition & Enhance and Obagi-C Rx Systems. If we are required to seek new drug approval for these products, our attention and resources will be dedicated to the process of obtaining new drug approval, which may be time-consuming and expensive. In addition, we may not successfully obtain such approval or may be delayed in obtaining such approval if one of our competitors obtains approval and nonpatent exclusivity for the same uses for which we seek approval. Other manufacturers of 4% prescription hydroquinone include SkinMedica, Inc., Taro Pharmaceuticals Inc. and Stiefel Laboratories, Inc. If we are unable to obtain such approval, we would be prohibited from selling the Obagi Nu-Derm, Obagi Condition & Enhance and Obagi-C Rx Systems, which would have a material adverse impact on our business.

Finally, as discussed above, the August 2006 proposed rule cites some evidence that hydroquinone may be a carcinogen and may be related to ochronosis. If new studies are published that corroborate such evidence, or if based on further review of the current evidence, the FDA determines that such potential health risks warrant a ban on the sale of 4% hydroquinone, such determinations would have a material adverse effect on our sale of the Obagi Nu-Derm, Obagi Condition & Enhance and Obagi-C Rx Systems. The FDA's proposed rulemaking itself, and the concerns expressed therein relating to the use of hydroquinone, could have an adverse impact on the sales of our Obagi Nu-Derm, Obagi Condition & Enhance and Obagi-C Rx Systems. Certain of our competitors are attempting to use the FDA's proposed rulemaking in order to convince physicians and patients not to use our products containing hydroquinone. To date, these marketing efforts by our competitors have not had a negative impact on our sales levels. However, we cannot provide assurance that such marketing efforts will not have a negative impact on our sales levels in the future.

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

▪	fines, injunctions and civil penalties;

▪	recall or seizure of our products;

▪	restrictions on our products manufacturing processes, or distribution systems, including operating restrictions, partial

▪	suspension or total shutdown of production;

▪	denial of requests for approvals of product candidates;

▪	withdrawal of approvals already granted;

▪	disgorgement of profits; and

▪	criminal prosecution.

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

If we or any of our third-party manufacturers do not operate in accordance with current Good Manufacturing Practices, we could be subject to FDA enforcement actions, including the seizure of our products and the halt of our production.

Third-party manufacturers that we currently rely on or will rely on in the future must continuously adhere to the cGMPs set forth in the FDA's regulations and guidance documents. In complying with cGMPs, we and our third-party manufacturers must expend significant time, money and effort in development, testing, production, record keeping and quality control to assure that our products meet applicable specifications and other regulatory requirements. The failure to comply with these specifications and other requirements could result in an FDA enforcement action, including the seizure of products and shutting down of production. Our third-party manufacturers may also be subject to comparable or more stringent regulations of foreign regulatory authorities. If our third-party manufacturers or we are unable to comply with cGMPs and applicable foreign regulatory requirements, our ability to develop, produce and sell our products could be impaired.

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

In order to protect or enforce our intellectual property rights, we may initiate litigation. In addition, others may initiate litigation related to intellectual property against us. Companies against whom we might initiate litigation or who might initiate litigation against us may be better able to sustain the costs of litigation because they have substantially greater resources. We may become subject to interference proceedings conducted in patent and trademark offices to determine the priority of inventions. There are numerous issued and pending patents in the skin care product field. The validity and breadth of such patents may involve complex legal and factual questions for which important legal principles may remain unresolved. If third parties file oppositions to our patent applications in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of our filed foreign patent applications. We also have worked with consultants in developing our intellectual property portfolio. To the extent any of these consultants are involved in litigation involving intellectual property related to us, we may also become a party to such actions or otherwise be adversely affected by virtue of our relationships with the consultants. For example, we recently learned that JR, a consultant who helped us develop CLENZIderm, SoluCLENZ and our bi-mineral complex contained in our ELASTIderm products and has granted us a license under certain patent applications that cover CLENZIderm, SoluCLENZ and our bi-mineral complex contained in our ELASTIderm products, is involved in a lawsuit in which the plaintiff claims that the owner of JR misappropriated the plaintiff's trade secrets. Based upon our review of certain documents filed in connection with this lawsuit, it appears that the plaintiff may believe that JR may have utilized the plaintiff's trade secrets in developing CLENZIderm, SoluCLENZ and our bi-mineral complex contained in our ELASTIderm products and filing the patent applications that cover CLENZIderm, SoluCLENZ and our bi-mineral complex contained in our ELASTIderm products. To date, no claims have been asserted against us by the plaintiff, but if the plaintiff is successful in pursuing its claims against JR, it could result in a material adverse effect on our CLENZIderm, SoluCLENZ and our bi-mineral complex contained in our ELASTIderm products’ sales.

        Litigation may be necessary for us to assert or defend against infringement claims, enforce our issued and licensed patents, protect our trade secrets or know-how or determine the enforceability, scope and validity of the proprietary rights of others. Our involvement in intellectual property claims and litigation could:

▪	divert existing management, scientific and financial resources;

▪	subject us to significant liabilities;

▪	result in a ruling that allows our competitors to market competitive products without obtaining a license from us;

▪	require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all; or

▪	force us to discontinue selling or modify our products, or to develop new products.

If any of these events occur, our business will be materially and adversely affected.

We and our manufacturers and suppliers license certain technologies and patents from third parties. If these licenses are breached, terminated or disputed, our ability to commercialize products dependent on these technologies and patents may be compromised.

We have licensed eighteen patents, including patents related to our Vitamin C serums, from Avon. We entered into the license in June 2003, for an initial three-year term, and the license is renewed year to year thereafter, at our option through the life of the last patent to expire (which will be in 2018). These licensed patents contain claims that cover our Obagi-C Rx C-Clarifying serum, Professional-C 5% serum, Professional-C 10% serum, Professional-C 15% serum and Professional-C 20% serum. If one or more of our licenses with Avon or licenses we have with other parties terminate, if we violate the terms of our licenses or otherwise lose our rights to these patents, we may be unable to continue developing and selling our products that are covered by claims in the patents we license. Our licensors or others may dispute the scope of our rights under any of these licenses. The licensors under these licenses may breach the terms of their respective agreements or fail to prevent infringement of the licensed patents by third parties. Loss of any of these licenses for any reason could materially and adversely affect our financial condition and operating results.

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

We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and our commercialization, clinical trials, research and development and manufacturing activities. We believe that our net cash provided by operating activities and existing cash and cash equivalents will be sufficient to fund our operations for the foreseeable future. However, our present and future funding requirements will depend on many factors, including, among other things:

▪	the level of research and development investment required to maintain and improve our competitive position;

▪	the success of our product sales and related collections;

▪	our need or decision to acquire or license complementary businesses, products or technologies or acquire complementary businesses;

▪	costs relating to the expansion of the sales force, management and operational support;

▪	competing technological and market developments; and

▪	costs relating to changes in regulatory policies or laws that affect our operations.

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

Our quarterly results of operations have varied in the past and are likely to vary significantly in the future due to a number of factors, many of which are outside of our control, including:

▪	demand for and market acceptance of our products;

▪	the development of new competitive products by others;

▪	changes in regulatory classifications of our products;

▪	changes in physician or patient acceptance of the use of physician-dispensed products;

▪	changes in treatment practices of physicians who currently prescribe our products;

▪	reduced demand for our products during the summer months due to variability of patient compliance resulting from travel and other disruptive activities, particularly during July and August;

▪	delays between our expenditures to acquire new product lines or businesses and the generation of revenues from those acquired products or businesses;

▪	the timing, release and competitiveness of our products;

▪	increases in the cost of raw materials used to manufacture our products;

▪	the mix of products that we sell during any time period;

▪	increased price competition; and

▪	adverse changes in the level of economic activity in the United States and other major regions in which we do business.

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

Changes in, or interpretations of, accounting rules and regulations, could result in unfavorable accounting charges or require us to change our policies.

Changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this Annual Report on Form 10-K. For example, the Financial Accounting Standards Board (“FASB”) has adopted an accounting pronouncement requiring the recording of expense for the fair value of stock options granted. Beginning January 1, 2006, we have adopted Statement of Financial Accounting Standards ("SFAS") 123R (“SFAS No. 123R”) , Share-Based Payment, which required us to change our accounting policy to record compensation expense for the fair value of stock options granted, and as a result, our operating expenses have increased. We rely on stock options to motivate current employees and attract new employees. As a result of the requirement to expense stock options, we may choose to reduce our reliance on stock options as a recruitment or motivation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. However, if we do not reduce our reliance on stock options, our operating expenses may continue to increase.

    On January 1, 2008, we adopted FASB Interpretation No. (“FIN”) 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of Financial Accounting Standards Board Statement No. 109. We provide for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by FIN 48. Changes to uncertain tax positions, including related interest and penalties, impact our effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to our effective tax rate in the year of resolution. Unfavorable resolution of any tax matter could increase the effective tax rate. Any resolution of a tax issue may require the use of cash in the year of resolution.

Impairment of our significant intangible assets may reduce our profitability.

The costs of our goodwill, acquired product rights, distribution rights, and trademark are recorded as intangible assets and all, except for goodwill, are amortized over the period that we expect to benefit from the assets. As of December 31, 2008, acquired net intangible assets and goodwill comprised approximately 14% of our total assets. We evaluate periodically the recoverability and the amortization period of our intangible assets. Some factors we consider important in assessing whether or not impairment exists include performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for our overall business, and significant negative industry or economic trends. These factors, assumptions, and changes in them could result in an impairment of our long-lived assets. Any impairment of our intangible assets may reduce our profitability and have a material adverse effect on our results of operations and financial condition.

Fluctuations in demand for our products could create inventory maintenance uncertainties and could adversely affect our business.

As a result of customer buying patterns, a substantial portion of our revenues has been recognized in the last month of each quarter and the last month of the year. We schedule our inventory purchases to meet anticipated customer demand. As a result, relatively small delays in the receipt of manufactured products by us could result in revenues being deferred or lost. Our operating expenses are based upon anticipated sales levels, and a high percentage of our operating expenses are relatively fixed in the short term.  Consequently, variations in the timing of sales, or reductions in sales due to the current global financial market crisis, could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses.

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

The agreements governing our credit facility impose restrictions on our business that may limit our business opportunities and hinder our ability to execute our business strategy.

Our current credit facility contains, and other agreements we may enter into in the future may contain, covenants imposing restrictions on our business and require us to maintain certain financial covenants. These restrictions and covenants may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things, incur additional debt, create liens, make investments, enter into transactions with affiliates, sell assets, guarantee debt, declare or pay dividends, redeem common stock or make other distributions to stockholders, and consolidate or merge. As of December 31, 2008, we were not in compliance with the non-financial covenant, requiring us to report monthly, a listing of our intellectual property.  Subsequent to year end, we obtained a waiver with respect to this covenant.

 Although we currently believe we will be in compliance with all of our non-financial and financial covenants as of March 31, 2009, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. An event of default under our credit facility would permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. If we were unable to repay any debt owed, the lender could proceed against the collateral securing that debt.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to comply with Section 404 in a timely manner it may affect the reliability of our internal control over financial reporting.

As of December 31, 2008, we are subject to the requirements of Section 404 of the Sarbanes-Oxley Act and the Securities and Exchange Commission rules and regulations require an annual management report on our internal control over financial reporting, including, among other matters, management's assessment of the effectiveness of our internal control over financial reporting, and an attestation report by our independent registered public accounting firm addressing the effectiveness of our internal control over financial reporting. Although our independent registered public accounting firm did not identify material weaknesses in our internal controls in connection with their audit of our financial statements as of and for the year ended December 31, 2008, we cannot assure you that we will maintain an effective system of internal controls in the future. If we are not able to adequately comply with the requirements of Section 404 we may be subject to sanctions or investigation by regulatory authorities, including the SEC or the Nasdaq National Market. Moreover, if we are unable to assert that our internal control over financial reporting is effective in any future period (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an a material adverse effect on our Company.

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

Our amended and restated certificate of incorporation authorizes our Board of Directors, without stockholder approval, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions granted to or imposed upon the preferred stock, including voting rights, dividend rights, conversion rights, terms of redemption, liquidation preference, sinking fund terms, subscription rights, and the number of shares constituting any series or the designation of a series. Our Board of Directors can issue preferred stock with voting and conversion rights that could adversely affect the voting power of the holders of common stock, without stockholder approval. As of December 31, 2008, no shares of preferred stock were outstanding and we have no present plan to issue any shares of preferred stock.

Risks Related to Owning our Stock

We expect that the price of our common stock will fluctuate substantially.

The market price for our common stock will be affected by a number of factors, including:

▪	downturns in the global financial markets that are beyond our control;

▪	changes in earnings estimates, investors' perceptions, recommendations by securities analysts or our failure to achieve analysts' earnings estimates;

▪	quarterly variations in our or our competitors' results of operations;

▪	the announcement of new products or service enhancements by us or our competitors;

▪	announcements related to litigation;

▪	developments in our industry; and

▪	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

The interests of our controlling stockholder may conflict with the interests of our other stockholders.

As of December 31, 2008, Stonington Capital Appreciation 1994 Fund LP (“Stonington”) beneficially owned approximately 21.4% of the outstanding shares of our voting capital stock, without giving effect to the exercise of outstanding options. As a result, Stonington has significant influence over the outcome of matters requiring stockholder approval, including:

▪	the election and removal of our directors; and

▪	the approval of mergers, consolidations or the sale of all or substantially all of our assets.

               Currently, John A. Bartholdson and Albert J. Fitzgibbons III, both of whom serve on our Board of Directors, are employees of Stonington and serve on the board of directors of Stonington's general partner. This concentration of stock ownership could limit the ability of our other stockholders to influence corporate matters and could have the effect of delaying, deferring or preventing (or promoting) a change in control of the company, or impeding (or promoting) a merger or consolidation, takeover or other business combination or a sale of all or substantially all of our assets. In addition, the significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

Future sales of our common stock, or the perception in the public markets that these sales may occur, could depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception in the public markets that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. As of December 31, 2008, we had 22,044,872 shares of our common stock outstanding. In addition, we had outstanding options to purchase a total of 1,592,474 shares under our 2000 Stock Option/Stock Issuance Plan and 2005 Stock Incentive Plan of which 744,064 were vested. In February 2007, we filed a Form S-8 registration statement to register all the shares of common stock issuable under our equity incentive plans, including the 2005 Stock Incentive Plan.

Each of Stonington, the holder of approximately 4,722,285 shares of our common stock as of December 31, 2008 and the Zein and Samar Obagi Family Trust, the holder of approximately 2,138,767 shares of our common stock as of December 31, 2008, has rights to demand the registration of their shares or include their shares in registration statements that we may file on our behalf or on behalf of other stockholders.

The partnership through which Stonington holds its shares terminated in March 2007. Although Stonington may return the investment in us through a distribution of shares to the fund's investors, Stonington has also exited its investments in publicly traded companies through a combination of sales under Rule 144 and registered secondary offerings,. By exercising its registration rights and selling a large number of shares, Stonington could cause the price of our common stock to decline, which could impede our ability to make acquisitions through the issuance of additional shares of our common stock. Furthermore, if we file a registration statement to offer additional shares of our common stock and have to include shares held by Stonington or other holders of registration rights, it could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

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

Provisions in our certificate of incorporation and our bylaws, as well as Delaware law could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our certificate of incorporation and bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third party:

▪	advance notification procedures for matters to be brought before stockholder meetings;

▪	a limitation on who may call stockholder meetings;

▪	a prohibition on stockholder action by written consent; and

▪	the ability of our Board of Directors to issue up to 10 million shares of preferred stock without a stockholder vote.

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

ITEM 1B:    UNRESOLVED SEC STAFF COMMENTS

None.

 ITEM 2:    PROPERTIES

As of December 31, 2008, we leased the following facilities:

Function	Location	Square feet	Lease expiration
Headquarters	Long Beach, CA	30,884	October 2018
Distribution Center	Carson, CA	26,959	October 2013
Manufacturing	Milford, CT	5,600	November 2013
Marketing & Training Center	Beverly Hills, CA	2,100	July 2011

On August 6, 2008, we entered into a lease amendment with Kilroy Realty, L.P. (“Kilroy”) for the lease of office space located in Long Beach, California. The new facility consists of 30,884 rentable square feet and the term of the lease is for ten years with an option to extend the lease term for five years.   We took possession of the facility on July 1, 2008, and the lease term commenced in October 2008 when we took occupancy and relocated our corporate headquarters to the new facility.  We believe our facilities are adequate for their intended use and are sufficient for our current level of operations.

Our physician dispensed, pharmacy Rx and licensing activities are initiated and coordinated from our Long Beach headquarters. Our physician dispensed development efforts are based at our Long Beach headquarters, with development and manufacturing facilities in Milford Connecticut. The lease for our manufacturing facility expires in November 2013. Our skin health training center for employees is also located at our Long Beach headquarters. Our cGMP compliance training for distribution personnel and sales training for customer service representatives is provided in Long Beach. In January 2007, we opened a marketing and training center in Beverly Hills to train physicians and aestheticians in the U.S. and internationally. This facility is leased from an affiliate of Dr. Obagi.

Our physician dispensed distribution center is strategically located for quick, convenient and reliable distribution with access to all major carriers in Southern California.

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

PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Nasdaq Global Market under the symbol "OMPI" and has been quoted since our initial public offering on December 13, 2006. The initial public offering price of our common stock on December 14, 2006 was $11.00 per share. The following table sets forth for the fiscal periods indicated the high and low sale prices for our common stock as reported by the Nasdaq:

		High	Low
Fiscal 2007
	First Quarter	$15.82	$8.80
	Second Quarter	$19.42	$12.48
	Third Quarter	$19.75	$15.15
	Fourth Quarter	$24.96	$16.67

Fiscal 2008
	First Quarter	$19.05	$8.68
	Second Quarter	$9.75	$6.86
	Third Quarter	$10.61	$8.00
	Fourth Quarter	$9.68	$5.58

Holders

The approximate number of stockholders of record of our common stock was 3,512 as of February 4, 2009. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these shareholders of record.

Dividends

We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to compliance with certain covenants under our line of credit facility, which limit our ability to declare or pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and rights and shares reserved for future issuance under our equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,592,474	$11.22	1,210,560
Equity compensation plans not approved by security holders	—	—	—
Total	1,592,474	$11.22	1,210,560

(1)  The 2005 Plan provides that the number of shares authorized for issuance will be cumulatively increased on January 1, 2007 and on each January 1 thereafter for nine years by the lesser of 500,000 shares, 3% of our outstanding common stock as of the preceding December 31 or the number of shares determined by our board of directors or compensation committee.

Issuer Purchases of Equity Securities

On August 5, 2008, the board of directors authorized the repurchase of up to $10 million of our outstanding common shares over a period of two years.  The purchases are to be made in the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing manner, price and amount of any repurchases are determined by a three person committee, consisting of members of our board and management, at its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors that may be discontinued at any time.

The following table provides information regarding repurchases of our common stock made by or on behalf of us, or any “affiliated purchasers” as defined in SEC rules, of our equity securities registered pursuant to Section 12 of the Exchange Act, for each month during the fourth quarter of fiscal year 2008, in the format required by SEC rules:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares (in thousands) That May Yet Be Purchased Under the Plans or Programs
October 1, 2008 - October 31, 2008	—	$—	—	$10,000
November 1, 2008 - November 30, 2008	263,400	6.00	263,400	8,419
December 1, 2008 - December 31, 2008	363,967	6.64	363,967	6,003
Total	627,367	$6.37	627,367	$6,003

Performance Graph

The following information is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

The Performance Graph below represents a comparison of the total return of our common stock, the NASDAQ Market Index and the SIC—Pharmaceutical Preparations for the period between December 14, 2006, and December 31, 2008. The graph assumes $100 was invested on December 14, 2006, and dividends, if any, are reinvested for the fiscal year ended December 31, 2008.

 COMPARISON OF CUMULATIVE TOTAL RETURN
AMOUNG OBAGI MEDICAL PRODUCTS, INC.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ITEM 6:    SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below are derived from our consolidated financial statements. The consolidated statements of income data for the years ended December 31, 2006, 2007, and 2008, and consolidated balance sheet data as of December 31, 2007 and 2008, are derived from our audited consolidated financial statements for such years and as of such dates, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2004 and 2005, and consolidated balance sheet data as of December 31, 2004, 2005 and 2006 are derived from our audited consolidated financial statements for such years and as of such dates, which are not included in this Annual Report on Form 10-K.

                The information in the following table should be read together with "Management's discussion and analysis of financial condition and results of operations" and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2004	2005	2006	2007	2008
Consolidated statements of income data:
Net sales	$56,256	$64,941	$77,996	$102,648	$104,593
Income from operations	21,395	21,084	17,747	27,702	19,998
Income from operations attributable to common shares(1)
Basic	$1.34	$1.20	$0.99	$1.26	$0.88
Diluted	$1.24	$1.19	$0.98	$1.25	$0.88

	December 31,
	2004	2005	2006	2007	2008
Consolidated balance sheet data:
Total assets	$48,704	$45,947	$52,961	$59,763	$72,259
Long-term debt less current portion	30	63,195	23,052	42	18
Redeemable preferred stock	22,511	—	—	—	—
Cash dividends declared and paid	—	63,088	—	—	—
Per share (1)	—	$3.60	—	—	—

(1)  On November 27, 2006, the Board of Directors of the Company approved an amended and restated Certificate of Incorporation and amended and restated Bylaws in preparation for the initial public offering. This amended and restated Certificate of Incorporation was approved by the stockholders on November 28, 2006, and was filed by the Secretary of State of the State of Delaware prior to the effectiveness of the Company's Registration Statement on Form S-1. All share and per share amounts included in our financial statements have been adjusted to reflect this 1-for-1.2 reverse stock split for all periods presented.

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

The primary active ingredients in this system are 4% hydroquinone and over the counter, or OTC, skin care agents. In April 2004, we introduced the Obagi-C Rx System consisting of a combination of prescription and OTC drugs and adjunctive cosmetic skin care products to treat skin conditions resulting from sun damage and the oxidative damage of free radicals. The central ingredients in this system are 4% hydroquinone and Vitamin C. In October 2005, we launched the Obagi Professional-C products, a complete line of proprietary, non-prescription products, which consists of Vitamin C serums used to reduce the appearance of damage to the skin caused by ultraviolet radiation and other environmental influences. In July 2006, we launched our Obagi Condition & Enhance System, for use in conjunction with commonly performed cosmetic procedures including Botox® injections. In October 2006, we launched our first product in the ELASTIderm™ product line, an eye cream for improving the elasticity and skin tone around the eyes. We introduced the CLENZIderm M.D.™ system and a second product in the ELASTIderm™ product line to address acne and skin elasticity around the eye, respectively, based on positive interim clinical results, in February 2007. In July 2007, we launched our second system in the CLENZIderm M.D. line, CLENZIderm M.D. System II, which is specifically formulated for normal to dry skin. In August 2007, we launched two new Nu-Derm Condition & Enhance Systems.  One is designed specifically for use with non-surgical procedures while the other has been developed for use with surgical procedures.  In February 2008, we launched ELASTIderm™ Décolletage, a system to treat skin conditions resulting from sun damage and improve the elasticity and skin tone for the neck and chest area. We also market tretinoin, used for the topical treatment of acne in the U.S., and Obagi Blue Peel products, used to aid the physician in the application of skin peeling actives. In August 2008, we entered the pharmacy Rx channel with our first product, SoluCLENZ TM, a solubilized benzoyl peroxide gel for the treatment of acne, which is available only by prescription.  In January 2009, we launched Obagi Rosaclear, a system to treat the symptoms of rosacea.

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

Aesthetic skin care.     As of December 31, 2008, we sold our products to more than 5,700 physician-dispensing accounts in the United States, with no single customer accounting for more than 5% of our net sales. Our current products, other than SoluCLENZ, are not eligible for reimbursement. We generated U.S. net sales of $87.5 million and $87.0 million during the years ended December 31, 2008 and 2007, respectively.

Retail Pharmacy Rx Channel.   We market SoluCLENZ through our dermatology sales force and an outside third party contract sales organization in the U.S. primarily to dermatologists.  We sell SoluCLENZ to pharmaceutical wholesalers who then distribute directly to the pharmacy to fill patient prescriptions.

International distribution.     We market our products internationally through 19 international distribution and two licensing partners that have sales and marketing activities in 42 countries outside of the United States. Much like our business model in the United States, these distributors sell our products through direct sales representatives to physicians, or through alternative distribution channels depending on regulatory requirements and industry practices. We generated international net sales of $12.3 million and $11.0 million during the years ended December 31, 2008 and 2007, respectively.

Licensing.     We market our products in the Japanese retail markets through a trademark and know-how license agreement with Rohto. Under our agreement, Rohto is licensed to manufacture and sell a series of OTC products under the Obagi brand name in the Japanese drug store channel, and we receive a royalty based upon sales of Obagi branded products in Japan by Rohto. Rohto's Obagi branded products are sold through approximately 6,300 high-end drug stores. We have other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel. We receive royalties based upon these arrangements. We generated licensing revenue of $4.8 million and $4.7 million during the years ended December 31, 2008 and 2007, respectively.

               Sales growth.     Our total net sales have grown from $102.6 million for the year ended December 31, 2007 to $104.6 million for the year ended December 31, 2008. Our sales growth has been driven primarily by new ELASTIderm sales coupled with the launch of the third product in the product line in January 2008.  Our sales growth has been driven primarily by:

▪
Our professional marketing efforts to physicians.   Our professional sales force targets physicians who are providing aesthetic treatments and educates them on how to best provide our products to their patients. Our professional sales force also provides education to physicians, aestheticians, other staff and patients about the benefits of promoting skin health. We have increased our sales force from 96 employees as of January 1, 2006 to 141 employees as of December 31, 2008, which includes a 20 person contracted sales force hired to support the launch of SoluCLENZ. We will continue to invest in expanding our sales force as warranted by the success of new product offerings and continued core product growth. We currently do not have plans to hire a substantial number of employees in 2009.

▪
Strong growth in the aesthetic skin care market.   Additionally, the independent research firm, Kalorama Information, estimates that from 2005 to 2010, over 70 million people in the United States will receive cosmetic facial procedures for which they will pay over $60 billion. We believe this reflects a growing desire and acceptance among the aging population to seek aesthetic facial products and procedures from their physicians. With our leading position in the physician-dispensed channel, the clinically proven aesthetic benefits of our products and the potential of our systems to enhance or complement many other facial procedures, we believe we are well positioned to meet this growing patient demand.

▪
Conducting clinical studies on our products.   We have completed 50 clinical studies since 2003 to demonstrate the efficacy of our products. We believe that these clinical studies provide our products added scientific credibility in the physician-dispensed market. We plan to initiate approximately 12 additional clinical studies by December 31, 2009.

▪
International.   We have formal distribution agreements with 19 distribution and two licensing partners covering over 50 countries and a trademark and product know-how license agreement in the OTC market of Japan. Currently, those distributors have sales activities in approximately 42 countries, with growth in 2006 and 2008 coming primarily from the Middle East, Far East, Europe, and Americas.

Results of operations.     We commenced operations in 1997, and as of December 31, 2008, we had accumulated earnings of $6.6 million. We reported net income of $12.6 million and $15.2 million for the years ended December 31, 2008 and December 31, 2007, respectively.

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

Economy.     Many treatments in which our products are used are considered cosmetic in nature, are typically paid for by the patient out of disposable income and are generally not subject to reimbursement by third-party payors such as health insurance organizations. As a result, we believe that our current and future sales growth may to some extent be influenced by the economic conditions within the geographic markets in which we sell our products. During the year ended December 31, 2008, we saw the unprecedented economic conditions within the U.S. have a negative impact on our revenue growth performance. We believe that the economic downturn has reduced disposable income, which we believe has led to reduced patient visits to physician offices for aesthetic procedures and patients’ using less product per application to extend the time needed for obtaining refills of product from their physicians. The U.S. economic slow down effect was seen in all of our product categories, as growth was slower than expected, but was more pronounced within the Nu-Derm product line.  At this time, it is extremely difficult to measure the severity, length, geographic and financial impact of the economic downturn and its longer term impact on our product sales, but we will continue to monitor it closely.  We do believe that some of the negative impact may be partially offset due to the following: (i) the continued growth in our market share; (ii) the aesthetic nature of our products; (iii) the lower price point of our products compared to other aesthetic products in our market; (iv) the desire to maintain a healthy and youthful appearance; and (v) the demographics of the patients who use our products.

Launch of SoluCLENZ.  We launched SoluCLENZ in August 2008.  Since the launch, we have been monitoring the weekly scripts filled by pharmacies.  Currently, one of the three major reimbursement compendiums does not permit reimbursement of SoluCLENZ and our sales have suffered as a result.  To the extent that certain patients continue to be unable to obtain reimbursement for SoluCLENZ based on the availability of a generic equivalent, future sales will continue to be impacted, and we may discontinue selling SoluCLENZ into the pharmacy Rx channel.  However, while we are disappointed with the results, in the fourth quarter of 2008, we continued to take steps to make SoluCLENZ a commercially viable product.  We are currently exploring alternatives to marketing this novel product such as potential partnering in both or either the pharmacy Rx channel and the OTC channel.  As such, we believe that the inventory on hand and consigned inventory of $0.4 million and $0.1 million, respectively, as of December 31, 2008 related to our SoluCLENZ product is recoverable.  In the event we aren’t successful in establishing a partnership in either the pharmacy Rx or OTC channels, we may incur approximately $0.5 million to $1.5 million in expenses related to the write-down of inventory and early termination of contracts.

                Future growth.     We believe that our future growth will be driven by increased direct sales coverage, penetration into non-core markets such as other medical specialties, ongoing marketing efforts to create increased awareness of the Obagi brand and the benefits of skin health and new product offerings. We plan to continue to invest resources on the commercialization of new applications of our current products, the continuing development of our pipeline of products and the in-licensing or acquisition of new product opportunities. However, due to the uncertainties in the economic markets, our current business plan does not anticipate that we invest significant resources in these strategic initiatives.  We believe that our on-going profitability is primarily dependent upon the continued success of our current product offerings.  Since we are unable to ascertain the length and severity of this downturn, we could be in a position to decide to invest in such initiatives in a relatively short time frame once the global markets begin to stabilize.

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

Revenue recognition.     We recognize revenues for our physician dispensed segment in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104 ("SAB No. 104"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured. Our shipment terms are FOB shipping point as outlined in our sales agreements.

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

In September 2002, we entered into a licensing agreement, as amended in November 2008, with Rohto (see Note 8 to our financial statements), a large Japan-based company that specializes in the distribution and marketing of OTC medical oriented products in the drug store and retail channels. In January 2006, we entered into a licensing agreement with Tokyo Beauty Center (see Note 8), a diversified Japanese consumer products and services company, which also owns and operates a large chain of aesthetic spas in Japan. Royalty revenue is recognized as earned and is based upon a predetermined rate within the respective licensing agreement.

As noted earlier, during the year ended December 31, 2008, we entered the pharmacy Rx channel for the first time by launching SoluCLENZ Rx GelTM, a solubilized benzoyl peroxide gel for the treatment of acne, which is available only by prescription. We sell SoluCLENZ to pharmaceutical wholesalers, who have the right to return purchased product prior to the units being dispensed through patient prescriptions. Revenue for this product is recognized in accordance with SAB No. 104 and SFAS No. 48. Among its criteria for revenue recognition from sale transactions where a buyer has a right of return, SFAS No. 48 requires the amount of future returns to be reasonably estimated.

During the launch period only, we sold product to wholesalers with a guaranteed sale provision, allowing the wholesalers to return the product within 120 days of shipment. Product shipments during the launch period were $1,569 for the year ended December 31, 2008. As substantially all of the risks and rewards of ownership did not transfer upon shipment, we are treating the sale of product during the launch period and after the launch period under a consignment model.  Under this consignment model, we did not recognize revenue upon the shipment of product with the guaranteed sale provision and accounted for inventory held by the wholesalers as consignment inventory.  Due to our limited experience in the pharmacy Rx channel, we are currently unable to reasonably estimate customer returns and, therefore, will only recognize revenue related to SoluCLENZ units once the units have been dispensed through patient prescriptions because units dispensed to patients are not subject to return. We obtain actual prescription units dispensed based on distribution channel data provided by external, independent sources. As of December 31, 2008, amounts included as deferred revenue in accrued liabilities totaled $398.  Gross product revenue and net product revenue (gross product revenue, net of cash discounts, rebates and patient coupons) for prescription units dispensed was $248 and $162, respectively, for the year ended December 31, 2008. Inventory on consignment represents the cost of SoluCLENZ units shipped to wholesalers that has not yet been dispensed to patients.

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

Sales returns and allowances.     When we sell our products, we reduce the amount of revenue recognized from such sales by an estimate of future product returns and other sales allowances. Sales allowances include cash discounts, rebates and sales incentives relating to products sold in the current period. Factors that are considered in our estimates regarding sales returns include the historical rate of returns as a percent of gross sales less licensing fees, historical aging of returns and the current market conditions. We maintain a return policy that allows our customers to return product within a specified period after shipment of the product has occurred. Factors that are considered in our estimates regarding sales allowances include quality of product and recent promotional activity. If actual future experience for product returns and other sales allowances exceed the estimates we made at the time of sale, our financial position, results of operations and cash flow would be negatively impacted. To date, such provisions have approximated management's estimates.

Accounts receivable.     We perform periodic credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current creditworthiness, as determined by our review of current credit information. We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical write-offs as a percentage of sales less licensing fees, adjusted specifically for accounts that are past due, non-performing, in bankruptcy or otherwise identified as at risk for potential credit loss.  Receivables are charged to the allowance for doubtful accounts when an account is deemed to be uncollectible, taking into consideration the financial condition of the customer and the value of any collateral. Recoveries of receivables previously charged off as uncollectible are credited to the allowance. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments and this exceeds our estimates as of the balance sheet date, we would need to charge additional receivables to our allowances, and our financial position, results of operation and cash flow would be negatively impacted. Our credit losses have historically been within our expectations and the allowance established.

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

We have selected September 30 as the date on which we will perform our annual goodwill impairment test. We attribute the entire balance of our goodwill of $4.6 million to our largest operating segment, which is also a reporting unit, the Physician Dispensed segment.  Our determination of fair value of our goodwill considered the current and future economic, market, and competitive conditions, and other relevant factors.  We evaluated the fair value of our goodwill using two approaches.  For the first method, we derived valuation multiples from historical earnings data of guideline companies within our industry that compete in the Physician Dispensed market, and then evaluated and adjusted the multiples based on our strengths and weaknesses relative to the guideline companies.  The derived multiples are then applied to our operating data to arrive at an indication of fair value.  Cash-free invested capital multiples, representing a marketable, minority interest, were calculated for the guideline companies as of September 30, 2008.  Revenue and earnings multiples were based on a valuation of the guideline companies’ profit margins, historical growth patterns, and a review of our own market factors, primarily related to our Physician Dispensed business.  The second method, the discounted cash flow method, focused on the expected cash flows of our Physician Dispensed business.  We evaluated earnings projections through 2013, trending the growth down to 3% in the terminal year.  The discount rate for our Physician Dispensed segment was determined by utilizing a weighted average cost of capital analysis, which analyzed long-term government bonds, the Moody’s Seasoned AAA bond rate, the cost of equity of similar companies relative to our Physician Dispensed business, as well as our capital structure.  Both methods were weighted 50%.  The analyses concluded that the fair value of our Physician Dispensed segment significantly exceeded the carrying amount of our goodwill.  There were no impairment triggers subsequent to September 30, 2008.  As such, based on our analyses, no impairment charges were recognized for the years ended December 31, 2008, 2007, and 2006.

Other intangible assets consist of trademarks, distribution rights, covenants not-to-compete, patents, customer lists, and proprietary formulations. Other intangible assets are amortized over the expected period of benefit using the straight-line method over the following lives: trademarks (20 years); distribution rights (ten years); covenants not-to-compete (seven years); and other intangible assets (three to 17 years). In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long — lived assets (including intangible assets that are amortized) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as a significant sustained change in the business climate, during the interim periods. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is compared to the asset group’s carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows. There were no indicators of impairment noted during 2008, therefore no tests were performed for long-lived assets. Any unfavorable changes in market conditions or our product lines may result in the impairment of goodwill or an intangible asset, which could adversely impact our net income.

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

In certain instances, we disburse cash for leasehold improvements, furnishings, fixtures and equipment to renovate leased premises. If costs are paid directly by the landlord or reimbursed to us by the landlord, we record a deferred rent liability and amortize the deferred rent liability over the lease term as a reduction to rent expense. In other instances, we may expend cash for landlord additions that we make to leased premises that are reimbursed to us by the landlord. Based on the specifics of the leased space and the lease agreement, during the renovation period, amounts paid will be recorded as prepaid rent and any landlord reimbursement will be recorded as an offset to prepaid rent.

Stock-based compensation.     We account for stock-based compensation in accordance with the provisions of SFAS No. 123R ("SFAS No. 123R"), Share-Based Payment. In connection with our January 2006 adoption of SFAS No. 123R, we adopted the modified prospective transition method in the first quarter of fiscal 2006, and as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation is recognized for: (i) expense related to the remaining unvested portion of all stock option awards granted during the one year period preceding our initial public offering, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (ii) expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with SAB No. 107, Share-Based Payment, ("SAB No. 107"), the remaining unvested options we issued prior to the one year period preceding our initial public offering, with the exception of the October 2005 grants, are not included in the SFAS No. 123R option pool as they were valued using the minimum value method.

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

The impact of SFAS No. 123R on our Consolidated Statement of Income for the year ended December 31, 2007 on income before income taxes and net income was $1.6 million and $0.9 million and had a $0.04 and a $0.04 impact on basic and dilutive earnings per share, respectively. For the year ended December 31, 2008, the impact on income before income taxes and net income was $2.0 million and $1.3 million, respectively, and had a $0.06 and a $0.06 impact on basic and diluted earnings per share, respectively. In addition, prior to the adoption of SFAS No. 123R, we presented the tax benefit resulting from the exercise of stock options as operating cash inflows in our Consolidated Statements of Cash Flows. Upon the adoption of SFAS No. 123R, the excess tax benefits for those options are classified as financing cash inflows.

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

Uncertainty in Income Taxes.     Effective January 1, 2007, we began to measure and record tax contingency accruals in accordance with FIN 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 . The expanded disclosure requirements of FIN 48 are presented in Note 6 to the Consolidated Financial Statements in Part I, Item I. FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. Prior to January 1, 2007, we recorded accruals for tax contingencies and related interest when it was probable that a liability had been incurred and the amount of the contingency could be reasonably estimated based on specific events such as an audit or inquiry by a taxing authority. As a result of the implementation of FIN 48, we recognized approximately a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance.  As of December 31, 2008, the liability for unrecognized tax benefits was $0.2 million.

Results of Operations

The year ended December 31, 2008 compared the year ended December 31, 2007

Net sales.     The following table compares net sales by product line and certain selected products for the year ended December 31, 2008 and 2007:
	Year Ended December 31,
	2008	2007	Change
	(in thousands)
Net sales by product category:
Physician dispensed
Nu-Derm	$58,378	$62,184	-6%
Vitamin C	12,380	11,438	8%
Elasticity	11,643	8,356	39%
Therapeutic	6,098	5,753	6%
Other	11,115	10,261	8%
Total	99,614	97,992	2%
Pharmacy Rx	162	—	—
Licensing fees	4,817	4,656	3%
Total net sales	$104,593	$102,648	2%

United States	84%	85%
International	16%	15%

Net sales increased by $2.0 million, or 2%, to $104.6 million during the year ended December 31, 2008, as compared to $102.6 million during the year ended December 31, 2007. Overall, the economic conditions within the U.S. had a slightly negative impact on our revenue growth performance during the year ended December 31, 2008. We believe that the economic downturn has reduced disposable income which we believe has led to reduced patient visits to physician offices for aesthetic products and procedures, and fewer such procedures being performed and products being purchased. The U.S. economic slow down effect was seen in all of our product categories, as growth was lower than expected, but was more pronounced within the Nu-Derm product line. During the year ended December 31, 2008, we experienced Nu-Derm sales decline of $3.8 million. We saw sales growth of $0.9 million and $0.9 million in the Vitamin C and Other categories, respectively.  The growth in the Vitamin C category was primarily due to strong sales performance by the Professional-C product line. The Other product category growth was driven by a sales focused system approach. The system approach is designed to educate physicians on the benefits of prescribing the complete Nu-Derm system as opposed to partial systems. We had a total of $3.3 million increase in Elasticity sales driven by the launch of our ELASTIderm™ Décolletage product in January 2008, our new system that focuses on restoring the elasticity of the neck and chest area. We had a total of $0.3 million increase in Therapeutic sales due to the sales performance of CLENZIderm, the primary product in our Therapeutic product category, which was launched in February 2007, with a second system launched in July 2007. Pharmacy Rx, our new operating segment, includes the sale of prescription and over-the-counter dermatological products that are dispensed through pharmacies.  The primary product sold in this channel, SoluCLENZ Rx Gel, which was launched in August 2008, generated $0.2 million during the year ended December 31, 2008.  Licensing fees increased $0.2 million during the year ended December 31, 2008.

Our aggregate sales growth was comprised of $0.5 million in the U.S. and $1.5 million from international markets. The U.S. growth was fueled by the recent launch of two new product lines. International sales growth came from all product lines and primarily came from two regions, $1.2 million from the Europe and Other region, and $0.4 million from the Americas; offset by a decrease of $0.2 million in the Far East and $0.1 million in the Middle East. Our licensing fees increased $0.2 million primarily due to fees received under our agreement with Rohto.  We believe, depending upon its duration and severity, that a continued U.S. economic slow down may negatively impact our future net sales.

Gross margin percentage.     Our gross margin percentage decreased to 80.9%, for the year ended December 31, 2008 compared to 82.4% for the year ended December 31, 2007. The overall decline is primarily attributable to a decline in gross margin for our physician dispensed segment, which decreased to 80.2% compared to 81.7% for the same period last year.  The decline is primarily as a result of: (i) a $0.9 million increase in discounting promotional activities; and (ii) a $0.5 million increase in inventory reserves related to short dated product in our Therapeutic and Other product categories.  The decline in our physician dispensed segment was offset by the gross margin for our licensing segment, which increased to 97.2% compared to 96.9% for the same period last year.  Cost of sales also consists of outbound shipping and handling, work order scrap, licensing and royalty fees related to licensed intellectual property, depreciation and amortization attributable to products sold, and an inventory reserve for shrinkage and write-downs.

Selling, general and administrative.     Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expense and other selling expenses. Selling, general and administrative expenses increased $8.0 million to $59.4 million during the year ended December 31, 2008, as compared to $51.4 million for the year ended December 31, 2007. This increase is primarily due to the following: (i) a $4.0 million increase due to an increase in headcount, largely direct sales, marketing and operational personnel; (ii) a $2.1 million increase in costs related to the preparation, launch and on-going marketing activities related to SoluCLENZ, which was launched in August 2008; (iii) a $0.7 million increase in volume driven activities; (iv) a $0.6 million increase in marketing costs, primarily related to the launch of our national consumer awareness campaign during launched in the third quarter of 2008; (v) a $0.6 million increase in expenses related to severance and compensation expense for Stephen A. Garcia, our former Chief Financial Officer, and other former employees; (vi) a $0.5 million increase in rent and related expenses due to the relocation of our corporate headquarters during the second half of 2008; (vii) a $0.4 million increase in non-cash compensation primarily due to restricted stock units and stock options granted during the year ended; (viii) a $0.3 million increase in technical support fees due to the implementation of a new enterprise resource planning system; (ix) a $0.3 million increase in other expenses; offset by (i) a $1.4 million decrease in expenses  related to operating as a public company, primarily consisting of professional fees; and (ii) a $0.1 million decrease in depreciation and amortization. As a percentage of net sales, selling, general and administrative expenses in the year ended December 31, 2008 were 57% as compared to 50% in the year ended December 31, 2007. We expect to minimize additional operating costs, such as professional fees and insurance costs, due to the downturn in the economy. We intend to maintain or decrease selling, general and administrative expenses as a percentage of net sales.

Research and development.     Research and development expenses decreased $0.2 million to $5.3 million for the year ended December 31, 2008 as compared to $5.5 million for the year ended December 31, 2007. The decrease is primarily due to the following:  (i) a $0.1 million decrease in salaries and related benefits during the year ended December 31, 2008 as compared to the year ended December 31, 2007 due to a decrease in headcount; and (ii) a $0.1 million decrease in royalties paid to Dr. Obagi pursuant to the June 29, 2006 Services Agreement. As a percentage of net sales, research and development costs in the year ended December 31, 2008 were 5% as compared to 5% in the year ended December 31, 2007.

Interest income and Interest expense.     Interest expense was $0.2 million during the year ended December 31, 2008, as compared to $2.4 million for the year ended December 31, 2007. During the year ended December 31, 2007, we made $23.5 million in prepayments, $7.0 million of which came from the net proceeds received in our secondary public offering completed in October 2007, in addition to our regularly scheduled payments of $0.8 million and an excess cash payment of $1.3 million. The additional prepayments resulted in a complete paydown of our outstanding debt. Interest expense incurred during the year ended December 31, 2008 partly relates to amortization of debt issuance costs of approximately $0.1 million related to our line of credit obtained in conjunction with the Credit Agreement.  In connection with entering a new line of credit agreement with Comerica (see further discussion in the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the previous Credit Agreement, dated as of January 28, 2005 (as amended) was terminated.  Termination of the agreement resulted in a write off of debt issuance costs of approximately $0.1 million during the year ended December 31, 2008 and was charged to interest expense.  Interest income increased $0.2 million to $0.4 million during the year ended December 31, 2008, as compared to $0.2 million for the year ended December 31, 2007. The increase is primarily due to an increase in our average cash and short-term investments balance to $21.3 million during the year ended December 31, 2008, compared to $8.6 million during the year ended December 31, 2007.

Income taxes.     Income tax expense decreased $2.8 million to $7.5 million for year ended December 31, 2008, as compared to $10.3 million for the year ended December 31, 2007. Our effective tax rate decreased 2.9% to 37.4% for the year ended December 31, 2008, compared to 40.3% for the year ended December 31, 2007. The decrease is primarily due to a decrease in state taxes, a decrease in nondeductible expenses for tax purposes, and the increase in the tax benefit, as a percentage of net income, derived from the research and development credit during the year ended December 31, 2008.

The year ended December 31, 2007 compared the year ended December 31, 2006

Net sales.     The following table compares net sales by product line and certain selected products for the year ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006	Change
	(in thousands)
Net sales by product category:
Physician dispensed
Nu-Derm	$62,184	$53,836	16%
Vitamin C	11,438	9,986	15%
Elasticity	8,356	2,278	267%
Therapeutic	5,753	180	3096%
Other	10,261	7,660	34%
Total	97,992	73,940	33%
Licensing	4,656	4,056	15%
Total net sales	$102,648	$77,996	32%

United States	85%	82%
International	15%	18%

    Net sales increased by $24.6 million, or 32%, to $102.6 million during the year ended December 31, 2007, as compared to $78.0 million during the year ended December 31, 2006. During the year ended December 31, 2007, we experienced Nu-Derm sales growth of $8.3 million. In addition, we saw sales growth of $1.4 million and $2.6 million in the Vitamin C and Other categories, respectively. The two product categories formally launched in 2008, Elasticity and Therapeutic, increased $6.1 million and $5.6 million, respectively. Licensing fees increased $0.6 million during the year ended December 31, 2007. Our sales growth was comprised of $23.1 million of growth in the United States and $1.5 million in growth from international markets. U.S. growth was fueled by the overall growth in the skin care market, the recent launch of two new product lines and the expansion of our sales force. Over 83% of the product category sales growth experienced was attributable to unit volume growth. The Nu-Derm product category growth was largely driven by the expansion of our sales force, the promotional and educational efforts of our professional sales force and the launch of Nu-Derm Condition & Enhance for Botox® in July 2006 and the launch of two Condition & Enhance Systems in August 2007, which on a combined basis contributed $9.1 million. The growth in the Vitamin C category was primarily driven by the strong sales performance by the Obagi-C Rx product line. The Elasticity product category growth was due to a full year of sales of our ELASTIderm Eye Cream product during the year ended December 31, 2007 as compared to only 3 months during the year ended December 31, 2006 and the February 2007 launch of the second product in the category, ELASTIderm Eye Gel. The Therapeutic product category growth is attributable to the official launch of our CLENZIderm™ product line in February 2007 and the launch of the second CLENZIderm system in July 2007. The Other product category growth was driven by the continued success of our system approach concept launched in early 2005. The system approach is designed to educate physicians on the benefits of prescribing the complete Nu-Derm system as opposed to partial systems. International sales growth was primarily in the Elasticity, Vitamin C and Therapeutic product lines and primarily came from four regions, $0.5 million from the Europe and Other region, $0.2 million from North America excluding the United States, $0.1 million from the Middle East, and $0.1 million from the Far East. Our licensing fees increased $0.6 million primarily due to fees received under our agreement with Rohto.

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

Research and development.     Research and development expenses decreased $0.4 million to $5.5 million for the year ended December 31, 2007 as compared to $5.9 million for the year ended December 31, 2006. This decrease is primarily due to a one-time payment of $0.4 million to Dr. Zein Obagi, or Dr. Obagi, one of our principal stockholders and one of our former officers and directors, under a noncompete agreement during the year ended December 31, 2006. There were no such payments made in 2008. As a percentage of net sales, research and development costs in the year ended December 31, 2007 were 5% as compared to 8% in the year ended December 31, 2006.

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

Liquidity and Capital Resources

Trends and uncertainties affecting liquidity

Our primary sources of liquidity are our cash generated by operations and availability under our Revolving Credit Agreement (the “Facility”) entered into in November 2008.   As of December 31, 2008 we had approximately $19.9 million in cash and cash equivalents and short-term investments and $20.0 million available under the Facility.  We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to meet foreseeable liquidity requirements.  The following has or is expected to impact liquidity:

▪	we expect to continue to invest in our Enterprise Resource Planning (“ERP”) system;

▪
on August 5, 2008, the board of directors gave us the authority to repurchase up to $10 million of our outstanding common shares in the open market over the next two years.  During the year ended December 31, 2008, we purchased $4.0 million of our outstanding stock; and

▪
our days sales outstanding (“DSO”) has increased from 59 days at December 31, 2007 to 74 at December 31, 2008.  In response, we have increased our allowance for doubtful accounts and sales returns to $1.2 million for the year ended December 31, 2008, compared to $0.8 million for the year ended December 31, 2007.

We are operating in an uncertain and volatile economic environment, which could have unanticipated adverse effects on our business. The pharmaceutical industry has been impacted by recent volatility in the financial markets, including declines in stock prices, and by uncertain economic conditions. Increases in food and fuel prices, changes in the credit and housing markets leading to the current financial and credit crisis, actual and potential job losses among many sectors of the economy, significant declines in the stock market resulting in large losses to consumer retirement and investment accounts, and uncertainty regarding future federal tax and economic policies have all added to declines in consumer confidence and curtailed consumer spending.

We expect the weak economic environment to continue and do not expect macroeconomic conditions to be conducive to growth in 2009. Achieving financial results that compare favorably with year-ago results will be challenging in the first half of 2009. In the first quarter of 2009, we expect a sales decline that is more or less consistent with the fourth quarter 2008 trend. We intend to moderate our growth plans and avoid credit and market risk. We expect to continue to generate positive working capital through our operations and, at this time, we do not anticipate drawing on our Facility.

As of December 31, 2008, we had no outstanding balance on the Facility.  However, as of December 31, 2008, we were not in compliance with the non-financial covenant, requiring us to report monthly, a listing of our intellectual property.  Subsequent to year end, we obtained a waiver for the months of November 2008, December 2008 and January 2009 with respect to this covenant. We expect to be in compliance with both our non-financial and financial covenants during the remainder of 2009; however economic conditions or the occurrence of events discussed above under “Risk Factors” could cause noncompliance within our financial covenants.

We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity. As of December 31, 2008 and 2007, we had approximately $44.1 million and $34.2 million, respectively, in working capital.  We have invested approximately $4.1 million in capital expenditures during the year ended December 31, 2008, which largely consist of expenses related to our new corporate headquarters and ERP system.  In 2009, we expect to spend approximately $1.5 million in capital expenditures, primarily related to the completion of our ERP system, sales force automation and IT upgrades.  We do expect to slow down our investing activities in response to the current economic conditions.  We intend to maintain our strong balance sheet.

Cash requirements for our business

Historically, we have generated cash from operations in excess of working capital requirements and through private and public sales of common stock. We currently invest our cash and cash equivalents in large money market funds and certificates of deposit with maturities no greater than one year. As of December 31, 2008 and 2007, we had approximately $19.9 million and $14.1 million, respectively, of cash and cash equivalents and short-term investments, respectively.

 Pursuant to the third amendment of our Credit Agreement entered into in November 2006 with GE Business Financial Services, Inc. (formerly known as Merrill Lynch Business Financial Services, Inc.), during the year ended December 31, 2007, we made a mandatory $1.3 million excess cash payment, $0.8 million in principal payments and $23.5 million in optional principal repayments on the outstanding balance of the terms loans. Approximately $9.2 million of the net proceeds generated from our secondary public offering on October 12, 2007 was utilized to pay down our outstanding balance of our term loans and our revolving line of credit under the Credit Agreement. As of December 31, 2007, we had completely paid down the outstanding debt under the Credit Agreement. Borrowings under the Credit Agreement were subject to certain financial and operating covenants that included, among other provisions, maintaining a maximum Debt to EBITDA Ratio and minimum EBITDA levels and restrictions on our ability to pay dividends. Under the terms of the Credit Agreement, if Stonington ceased to own at least 20% of our outstanding common stock, it would be considered an event of default. Certain covenants also limited annual capital expenditures and use of proceeds from the issuance of debt and equity securities. We were in compliance with all financial and non-financial covenants as of December 31, 2007.

On November 21, 2008, we entered into the Facility with Comerica Bank for $20.0 million.  The Facility has an initial term of three years, ending on November 21, 2011, unless terminated earlier in accordance with its provisions.  Any borrowings on the Facility bear variable interest based on a margin, at our option, over prime rate or LIBOR as defined in the Facility.  All amounts borrowed under the Facility are secured by a first priority security interest in all of our tangible and intangible assets. The Facility contains certain financial and non-financial covenants. Non-financial covenants include, among other things, certain limitations on annual capital expenditures and asset or equity based investments and monthly and quarterly reporting of a listing of our intellectual property. Financial covenants include requirements for maintaining a (i) minimum quick ratio; (ii) maximum ratio of total liabilities to net worth; (iii) no loss for two consecutive quarters; (iv) minimum level of profitability; (v) maximum annual capital expenditures; (vi) stock repurchases not to exceed $10.0 million; (vii) maximum dividend distribution not to exceed 25% of net income for the fiscal year; and (viii) joint venture investment not to exceed $2.0 million. See below for covenant compliance:

Facility Covenants	As of 12/31/08	Requirement
Minimum quick ratio	4.0	1.0
Maximum ratio of total liabilities
to effective tangible net worth	0.23	1.75
Quarterly Results	No net loss for any quarter ended in 2008	No net loss for two consecutive quarters
Minimum annual profitability	$12.6 million	$1 million
Maximum annual capital expenditures	$4.1 million	$6 million
Maximum stock repurchase	$4 million	$10 million
Maximum dividend distribution	$0	$3.1 million
Joint venture investment	$0	$2 million

As of December 31, 2008, we had no outstanding balance on the Facility. As noted earlier, as of December 31, 2008, we were not in compliance with the non-financial covenant requiring us to report monthly a listing of our intellectual property.  Subsequent to year end, we obtained a waiver with respect to this covenant.  We believe that we will be in compliance with all financial and non-financial debt covenants during the remainder of 2009.

In connection with establishing the Facility, the previous Credit Agreement, dated as of January 28, 2005 (as amended) was terminated.  We were not in default under this Credit Agreement, nor did it have any outstanding balance on the Credit Agreement with GE Business Financial Services, Inc. at the time of termination.  Termination of the agreement resulted in a write off of debt issuance costs of approximately $0.1 million during the year ended December 31, 2008.

On August 5, 2008, the board of directors authorized the repurchase of up to $10 million of our outstanding common shares over a period of two years.  The purchases are to be made in the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing manner, price and amount of any repurchases are determined by a three person committee, consisting of members of our board and management, at its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors that may be discontinued at any time.  During the year ended December 31, 2008, we purchased 627,367 shares of our outstanding stock for a cost of $4.0 million.

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

Foreign Currency Fluctuations

Approximately 5% of our net sales in 2008 were derived from operations outside the United States and were denominated in Japanese Yen. None of our international cost structure is denominated in currencies other than the U.S. dollar. As a result, we are subject to fluctuations in sales and earnings reported in U.S. dollars due to changing currency exchange rates. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

Cash Flow

Year ended December 31, 2008.     For the year ended December 31, 2008, net cash provided by operating activities was $14.0 million. The primary sources of cash were $12.6 million in net income, including the effect of: (i) adjusting for non-cash items; (ii) a net increase in accounts payable and accrued liabilities through timing of payment for operational, promotional and inventory purchases; (iii) a decrease in prepaid and  other current assets; offset by (i) an increase of inventory through a decline in our inventory turn ratio from 2.8 to 2.7; (ii) an increase in accounts receivable from high sales volumes and an increase in days sales outstanding, or DSO, from 59 days to 74 days; and (iii) an increase in our income tax receivable.

Net cash used in investing activities was $10.3 million for the year ended December 31, 2008. The primary uses of cash were due to the following: (i) investment in certificates of deposit during the year ended, which have maturity dates no greater than one year; (2) capital invested in information technology equipment and software upgrades; and (iii) the investment in intellectual property, primarily patents, relating to both our new product line offerings and our core product line offerings; offset by cash received from our landlord for tenant improvements for our new corporate headquarters. We anticipate spending approximately $1.5 million for total capital expenditures in 2009. The capital expenditures anticipated in 2008 is primarily due planned investments in our new enterprise resource planning software system, sales force automation and IT upgrades.

Net cash used in financing activities was $3.9 million for the year ended December 31, 2008. This was primarily due to purchase of $4.0 million of our outstanding stock during the year, offset by proceeds received from the exercise of stock options.

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

Commitments and Contractual Obligations

Our major outstanding contractual obligations relate to operating leases and capital leases. These contractual obligations as of December 31, 2008 are as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Capital lease obligations	$67	$48	$19	$—	$—
Operating lease obligations	13,396	1,832	3,065	2,755	5,744
Dr. Obagi services agreement obligation	1,537	615	922	—	—
Ventiv agreement obligation	4,669	2,921	1,748	—	—
Other services agreement obligation	100	100	—	—	—
FIN 48 liability	230	109	121	—	—
Total	$19,999	$5,625	$5,875	$2,755	$5,744

        Capital leases.     We lease certain office equipment for use in our operations which are classified under capital leases. Our payment obligations under capital leases represent both principle and interest at implied fixed rates. The leases expire through July 2010. During the year ended December 31, 2008, we amended one of our leases to expire in December 2010.

Operating leases.     We lease our corporate offices in Long Beach, California and distribution center in Carson, California under separate leases expiring in October 2018 and October 2013, respectively. We entered into a lease for our new headquarters with a new landlord in Long Beach, CA. We lease our manufacturing facility in Milford, Connecticut under a lease expiring in November 2013. In addition, we lease automobiles for our sales representatives under 36-month contracts.

Ventiv Agreement.  In July 2008, we entered into a service agreement with Ventiv.  Pursuant to the agreement, Ventiv is to provide us with 20 field sales representatives who are to market, sell and distribute SoluCLENZ, including related product samples and literature.  In addition, Ventiv is to provide all administrative support and oversight of the 20 field sales representatives.  We agreed to pay an up front base fee and escalating fixed monthly fees over the two year period of the contract.  The agreement may be renewed for additional one year periods upon written agreement of both parties to be executed at least 90 days prior to the end of the term.  If the agreement is terminated, we may be liable for up to the entire amount remaining under the agreement, unless terminated for specified reasons, in which case we may be liable for up to two months of fixed fees.  In addition, we may be liable for payment obligations for early termination of equipment leased by Ventiv and provided to the 20 field sales representatives, subject on the part of Ventiv to mitigate these fixed fees and redeploy them in the field under other contractual arrangements.  In October 2008, we entered into an amendment to the agreement with Ventiv whereby they prepare certain managed care and third party payer reimbursement analysis for us.    This agreement ends on April 1, 2009 unless we choose to extend it.  If we choose to terminate this agreement early, we are obligated to pay Ventiv one-month’s worth of service fees.

Services agreement.     On July 18, 2005, we entered into a consulting agreement with a third party. We agreed to pay this third party a minimum fee of $100,000 per year for five years plus reasonable and customary expenses incurred at our request in connection with the provision of such services, commencing on January 1, 2005, for product formulation, product development and regulatory work. This agreement can be extended for up to two, one-year renewal terms. We agreed to pay a tiered royalty for successful commercialization of products developed or identified by the third party based on annual net sales, with a maximum royalty paid per product, subject to a payment cap per year. Tiered royalty payable for each new product will be based on annual net sales. See "Certain Material Agreements—Jose Ramirez and JR Chem" for additional information.

In June 2006, we leased our Marketing and Training Center in Beverly Hills, California from an affiliate of Dr. Obagi. We prepaid rent due under this five year lease expiring in July 2011. We have one five year extension. Since we have prepaid all amounts owing under this lease, no amounts from this lease were included in the table above.

In June 2006, we entered into a services agreement with Zein E. Obagi, MD Inc. ("Obagi, Inc."), Dr. Obagi, Samar Obagi, the Zein and Samar Obagi Family Trust and Skin Health Properties, Inc. We have agreed to pay Obagi, Inc. an annual retainer of $570,000 for advising and formulating services and marketing and support services. In addition, the Company has agreed to pay Obagi, Inc. an annual fee of $200,000 for the first two years of the agreement for the development of Proderm products. At the end of the two years, the Company had an option to continue to sell Proderm products, in which case the Company will pay Obagi, Inc. an annual royalty payment.  The Company has chosen not to exercise this right.  The Company will also pay Obagi, Inc. royalty fees for developing other products identified in the agreement equal to a percentage of the Company's net revenues from sales of those products. In addition, the Company reimbursed up to 50% of all invoiced commercially reasonable marketing design and development expenses associated with the opening of the property in Beverly Hills, subject to a $100,000 cap. Unless otherwise terminated in accordance with its terms, the agreement's initial term is five years, and it may be renewed for additional terms upon the mutual consent of the parties upon written notice received within a specified term prior to the end of the initial term.

FIN 48.  In connection with the adoption of FIN 48, at December 31, 2008, we have approximately $0.1 million and $0.1 million of short term and long term liabilities, respectively, associated with uncertain tax positions.

Recent Accounting Pronouncements

New Accounting Standards

               In May 2008, the FASB issued SFAS No. 162 ("SFAS No. 162"), The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 was effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Adoption of SFAS No. 162 did not have a material effect on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3 ("FSP FAS 142-3"), Determination of the Useful Life of Intangible Assets , which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets . FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for specified entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset. Additional disclosures are required to enable financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP FAS 142-3 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We do not believe the adoption of FSP FAS 142-3 will have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160 ("SFAS No. 160"), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. This statement is effective as of the beginning of an entity's first fiscal year beginning after December 15, 2008. We will adopt the provisions of this standard beginning January 1, 2009. We do not believe the adoption of SFAS No.160 will have an impact on our consolidated financial statements.

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

    In February 2007, the FASB issued SFAS No. 159 ("SFAS No. 159"), The Fair Value Option for Financial Assets and Financial Liabilities, to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 became effective for us as of January 1, 2008.  We did not elect the fair value option for any financial assets or liabilities.

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data for example, the reporting entity's own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, FSP No. 157-2, Effective Date of FASB Statement No. 157, was issued in February 2008 which defers the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Accordingly, our adoption of this standard as of January 1, 2008 was limited to financial assets and liabilities. The adoption of the provisions of SFAS No. 157 relating to financial assets and liabilities did not have an impact on our consolidated financial statements. We will adopt the provisions related to nonfinancial assets and liabilities beginning January 1, 2009. We do not expect the adoption of the provisions related to nonfinancial assets and liabilities to have a material impact on our consolidated financial statements.

 ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash primarily in large money market funds and certificates of deposit with maturity dates no greater than one year. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

Although substantially all of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the U.S. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

Interest Rate Risk

Our interest income and expense is more sensitive to fluctuations in the general level of U.S. prime rate and LIBOR interest rates than to changes in rates in other markets. Changes in U.S. LIBOR interest rates affect the interest earned on our cash and cash equivalents. At December 31, 2008, we had approximately $13.9 million of cash and cash equivalents. If the interest rates on our cash and cash equivalents were to increase or decrease by 1% for the year, annual interest income would increase or decrease by approximately $0.1 million.

Other Risks

Generally we have been able to collect our accounts receivable in the ordinary course of business.  We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. Although our DSO has increased from 59 days at December 31, 2007 to 74 at December 31, 2008, and we continue to see a weakened economic environment, we do not believe that our accounts receivable balance represents a credit risk based upon our past collection experience.

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

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A:    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Public Accounting Firm under Part IV, Item 15 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B:    OTHER INFORMATION

        Effective December 31, 2008, Steven R. Carlson's employment agreement was amended to ensure compliance with Section 409A of the Internal Revenue Code of 1986, as amended. The revision provides that any severance that would otherwise be payable to Mr. Carlson within the first six months following a termination event giving rise to a severance payment will accrue but not be paid to Mr. Carlson until the first day of the seventh month following termination. Such amounts will continue to be paid in a lump sum.

 PART III

ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated into this Annual Report on Form 10-K by reference to the definitive proxy statement for our 2009 Annual Meeting of Stockholders (the "Proxy Statement").

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

(a)1. Consolidated Financial Statements and Supplementary Data:

The following financial statements are included as a separate section of this report commencing on page F-1:

(a)2. Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

Other than set forth below, all other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(in thousands)	Balance at Beginning of Period	Charged to Cost and Expense	Charged to Contra-Revenue	Deductions	Balance at End of Period
Year ended December 31, 2006
Allowance for doubtful accounts
and sales return reserve	$501	$180	$142	$(172)	$651
Reserve for inventories	437	81	—	(242)	276
Year ended December 31, 2007
Allowance for doubtful accounts
and sales return reserve	$651	$285	$214	$(305)	$845
Reserve for inventories	276	303	—	(110)	469
Year ended December 31, 2008
Allowance for doubtful accounts
and sales return reserve	$845	$660	$(88)	$(179)	$1,238
Reserve for inventories	469	841	—	(613)	697

           (a)3. Exhibits:

Exhibit	Exhibit title
3.1	Amended and Restated Certificate of Incorporation of the Company.	(1)
3.2	Second Amended and Restated Bylaws of the Company.	(5)
4.1	Specimen Stock Certificate.	(1)
4.2	Investor's Rights Agreement, by and between the Company and Austin T. McNamara, dated April 1, 2002.	(1)
4.3	Investor's Rights Agreement, by and among the Company, Mandarin Partners LLC and the Zein & Samar Obagi Family Trust dated December 2, 1997, as amended and assigned.	(1)
10.1	OMP, Inc. 2000 Stock Option/Stock Issuance Plan and forms of award agreements.**	(1)
10.2	Amended and Restated Obagi Medical Products, Inc. 2005 Stock Incentive Plan and forms of award agreements.**	(1)
10.3	Catalina Landing Amended and Restated Office Lease, by and between the Company and AC-Catalina Landing, LLC, dated May 9, 2003, as amended.	(1)
10.4	Standard Sublease, by and between the Company and Marlog Cargo USA, Inc., dated July 26, 2004.	(1)
10.5	Lease Agreement between the Company and D'Amato Investments, LLC, dated December 1, 2005.	(1)
10.6	Distribution Agreement, by and between the Company and Cellogique Corporation, dated November 10, 2005, as amended.+	(1)
10.7	Know-How and Trademark License Agreement, by and between the Company and Rohto Pharmaceutical Co, Ltd., dated September 13, 2002, as amended.+	(1)
10.8	Agreement by and between the Company and Dr. Zein E. Obagi, Inc, dated as of June 29, 2006.	(1)

10.9	Separation and Release Agreement between the Company and Zein Obagi, M.D., dated June 29, 2006.	(1)
10.10	Retail Lease Agreement by and between Skin Health Properties, Inc. as Landlord and OMP, Inc. as Tenant, dated as of June 29, 2006.	(1)
10.11	Letter Agreement between the Company and Skin Health Properties, Inc., dated June 29, 2006.	(1)
10.12	Employment Agreement, by and between the Company and Austin T. McNamara, dated September 1, 2001.**	(1)
10.13	Employment Agreement, by and between the Company and Steven R. Carlson, dated March 1, 2005.**	(1)
10.14	Form of Severance Agreement.**	(1)
10.15	Distributorship Agreement between the Company and CNO Chinese Obagi Corporation, dated September 23, 1997.	(1)
10.16	Distributorship Agreement the Company and between VNO Vietnamese Obagi Corporation, dated September 23, 1997.	(1)
10.17	Management Services Agreement, by and between the Company and Mandarin Management Partners, Inc, dated December 2, 1997, assigned to Lighthouse Venture Group, as amended.	(1)
10.18	Credit Agreement, by and between the Company and Merrill Lynch Capital, dated January 28, 2005, as amended.	(1)
10.19	Product Supply Agreement, by and between the Company and Triax Pharmaceuticals, LLC, dated December 8, 2005.+	(1)
10.20	Consultant Services and Confidentiality Agreement, dated July 18, 2005, by and among the Company, Jose Ramirez, and JR Chem LLC.+	(1)
10.21	Form of indemnification agreement.**	(1)
10.22	Management Services Agreement, dated December 18, 2002, between Stonington Partners, Inc. and the Company.	(1)
10.23	Patent License Agreement by and between the Company and Avon Products, Inc., dated June 26, 2003.+	(1)
10.24	Letter Agreement re Repurchase of Series A Preferred Stock among the Company, Stonington Capital Appreciation 1994 Fund LP and the Zein and Samar Obagi Family Trust, dated January 25, 2005.	(1)
10.25	Financial Advisory Services Agreement, by and between the Company and Stonington Partners, Inc., dated November 19, 2004.	(1)
10.26	Non-Employee Director Compensation Policy, adopted November 14, 2006.**	(1)
10.27	Form of Subordinated Promissory Note tendered to McNamara Family Trust, dated November 17, 2006.	(1)
10.28	Form of Subordinated Promissory Note tendered to McNamara Family Irrevocable Trust, dated November 17, 2006.	(1)
10.29	Subordination Agreement, by and between Merrill Lynch Capital, McNamara Family Irrevocable Trust Under Agreement Dated December 17, 2004, McNamara Family Trust, OMP, Inc. and the Company, dated June 2, 2005.	(1)
10.30	Employment Agreement by and between the Company and Curtis Cluff, dated November 30, 2001.**	(1)
10.31	Employment Agreement by and between the Company and David Goldstein, dated August 10, 1999.**	(1)
10.32	Employment Agreement by and between the Company and Stephen Garcia, dated June 13, 2003.**	(1)
10.33	Employment Agreement by and between the Company and Judith Hattendorf, dated August 23, 2000.**	(1)
10.34	Settlement and Consent Agreement and Mutual Release, dated May 29, 2007.	(2)
10.35	Form of Amendment to Executive Employment Agreements.**	(3)
10.36	Separation Agreement and General Release between the Company and Curtis A. Cluff dated September 7, 2007.	(4)
10.37	Credit Facility Fee Letter, dated January 28, 2008.	(6)
10.38	Second Amendment to Employment Agreement by and between the Company and Steven Robert Carlson dated as of March 1, 2008.**	(7)
10.39	Letter Agreement by and between the Company and Stephen Garcia dated March 24, 2008.	(8)
10.41	Lease Agreement between OMP, Inc. and Kilroy Realty, L.P. dated April 30, 2008.	(9)
10.42	Employment Agreement by and between the Company and Preston S. Romm, dated as of June 16, 2008.**	(10)
10.43	Implementation and Support Agreement by and between the Company and Specialists in Custom Software, Inc., dated June 24, 2008.	(11)
10.44	Lease Agreement between OMP, Inc. and Cypress-Southbay, LLC. and related construction rider, dated July 8, 2008.	(11)
10.45	Amendment to Lease Agreement between OMP, Inc. and Kilroy Realty, L.P., dated August 6, 2008.	(11)
10.46	Revolving Credit Agreement, by and between the Company and Comerica Bank, dated as of November 21, 2008	(12)
10.47	Employment Agreement by and between the Company and Laura Hunter, dated as of September 4, 2008.**	*
10.48	Amendment and Addendum to Know-How and Trademark License Agreement, by and between the Company and Rohto Pharmaceutical Co, Ltd., dated December 4, 2008.	*+
10.49	License and Supply Agreement, by and between the Company and Rohto Pharmaceutical Co, Ltd., dated December 4, 2008.	*+
10.50	Service Agreement, by and between the Company and Ventiv Commercial Services, LLC, dated July 1, 2008	*+
10.51	First Amendment to Services Agreement by and between the Company and Ventiv Commercial Services, LLC, dated July 1, 2008	*+
10.52	Amendment and Addendum to Consultant Services and Confidentiality Agreement by and between the Company and Jose Ramirez, and JR Chem LLC.	*+
21.1	Subsidiaries of the Company.	(1)
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*   Filed herewith

+  Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.

**  Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.

(1)  Incorporated herein by reference to the Company's Registration of Form S-1/A (Registration No. 333-137272), previously filed with the Commission.

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

(6)  Incorporated herein by reference to the exhibits filed with the Company’s Annual Report on Form 10-K filed with the Commission on March 4, 2008.

(7) Incorporated herein by reference to the exhibits filed with the Company's Form 8-K filed with the Commission on March 7, 2008.

(8) Incorporated herein by reference to the exhibits filed with the Company's Form 8-K filed with the Commission on March 27, 2008.

(9) Incorporated herein by reference to the exhibits filed with the Company's Form 8-K filed with the Commission on May 6, 2008.

(10) Incorporated herein by reference to the exhibits filed with the Company's Form 8-K filed with the Commission on June 23, 2008.

(11) Incorporated herein by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2008.

(12) Incorporated herein by reference to the exhibits filed with the Company's Form 8-K filed with the Commission on November 26, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBAGI MEDICAL PRODUCTS, INC.

Date: March 13, 2009	By:	/s/ STEVEN R. CARLSON
Steven R. Carlson
Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2009	By:	/s/ PRESTON S. ROMM
Preston S. Romm
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN R. CARLSON Steven R. Carlson	Chief Executive Officer, President and Director (Principal Executive Officer)	March 13, 2009
/s/ PRESTON S. ROMM Preston S. Romm	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009
/s/ ALBERT J. FITZGIBBONS III Albert J. Fitzgibbons III	Chairman of the Board of Directors	March 13, 2009
/s/ JOHN A. BARTHOLDSON John A. Bartholdson	Director	March 13, 2009
/s/ JOHN H. DUERDEN John H. Duerden	Director	March 13, 2009
/s/ EDWARD A. GRANT Edward A. Grant	Director	March 13, 2009
/s/ ALBERT F. HUMMEL Albert F. Hummel	Director	March 13, 2009
/s/ RONALD P. BADIE Ronald P. Badie	Director	March 13, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Obagi Medical Products, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Obagi Medical Products, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting, appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2008 and 2007).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in the notes to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007 (Note 6) and share-based compensation as of January 1, 2006 (Note 2).

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS

Los Angeles, California
March 13, 2009

 Obagi Medical Products, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$13,938	$14,054
Short-term investments	6,000	—
Accounts receivable, net of allowance for doubtful accounts and sales returns of $1,238 and $845 as of December 31, 2008
and 2007, respectively	20,648	17,370
Accounts receivable from related parties, net of allowance for doubtful accounts of $169 and $0 as of December 31, 2008
and 2007, respectively	518	982
Inventories, net	6,845	6,047
Deferred income taxes	1,501	1,841
Prepaid expenses and other current assets	2,832	3,382
Income taxes receivable	2,071	559
Total current assets	54,353	44,235
Property and equipment, net	5,340	2,759
Goodwill	4,629	4,629
Intangible assets, net	5,267	5,760
Deferred income taxes	1,855	1,179
Other assets	815	1,201
Total assets	$72,259	$59,763
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,478	$6,664
Current portion of long-term debt	47	54
Accrued liabilities	3,510	3,139
Amounts due to related parties	169	135
Total current liabilities	10,204	9,992
Long-term debt	18	42
Other long-term liabilities	1,516	—
Total liabilities	11,738	10,034
Commitments and contingencies (Note 10)

Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized, 22,691,238 and 22,653,349 shares issued and 22,044,872
and 22,643,564 shares outstanding at December 31, 2008 and 2007, respectively	23	23
Additional paid-in capital	58,026	55,805
Accumulated earnings (deficit)	6,557	(6,031)
Treasury stock, at cost; 627,367 shares at December 31, 2008	(4,016)	—
Accumulated other comprehensive loss	(69)	(68)
Total stockholders' equity	60,521	49,729
Total liabilities and stockholders' equity	$72,259	$59,763

The accompanying notes are an integral part of these consolidated financial statements.

 Obagi Medical Products, Inc.
Consolidated Statements of Income
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2008	2007	2006

Net sales	$104,593	$102,648	$77,996
Cost of sales	19,931	18,049	13,467
Gross Profit	84,662	84,599	64,529
Selling, general and administrative expenses	59,380	51,400	40,863
Research and development expenses	5,284	5,497	5,919
Income from operations	19,998	27,702	17,747
Interest income	368	190	13
Interest expense	(243)	(2,414)	(8,186)
Income before provision for income taxes	20,123	25,478	9,574
Provision for income taxes	7,535	10,275	3,458
Net income	$12,588	$15,203	$6,116

Net income attributable to common shares
Basic	$0.56	$0.69	$0.34
Diluted	$0.56	$0.69	$0.34

Weighted average common shares outstanding
Basic	22,598,474	21,989,121	17,996,158
Diluted	22,607,689	22,100,737	18,071,048

The accompanying notes are an integral part of these consolidated financial statements.

 Obagi Medical Products, Inc.
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Dollars in thousands, except share and per share amounts)

	Common Stock		Additional Paid—In	Accumulated Earnings	Treasury Stock		Stockholder	Accumulated Other Comprehensive
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Receivable	Loss	Total

Balances, as of December 31, 2005	17,792,583	$18	$900	$(27,260)	—	$—	$—	$(19)	$(26,361)
Comprehensive income:
Translation adjustment, net of tax effect ($17 benefit)	—	—	—	—	—	—	—	(27)	(27)
Net income for the year ended December 31, 2006	—	—	—	6,116	—	—	—	—	6,116
Total comprehensive income									6,089
Issuance of common stock upon exercise of incentive
stock options	6,600	—	9	—	—	—	—	—	9
From exercise of stock options	—	—	(222)	—	—	—	—	—	(222)
Stock compensation expense	—	—	305	—	—	—	—	—	305
Issuance of common stock in initial public offering, net
of offering costs	4,000,000	4	38,094	—	—	—	—	—	38,098
Issuance of common stock in exchange for stockholder
receivable	2,778	—	23	—	—	—	(23)	—	—
Balances, as of December 31, 2006	21,801,961	22	39,109	(21,144)	—	—	(23)	(46)	17,918
Cumulative effect of adoption of FIN 48	—	—	—	(90)	—	—	—	—	(90)
Balances, as of January 1, 2007, as adjusted	21,801,961	22	39,109	(21,234)	—	—	(23)	(46)	17,828
Comprehensive income:
Translation adjustment, net of tax effect ($14 benefit)	—	—	—	—	—	—	—	(22)	(22)
Net income for the year ended December 31, 2007	—	—	—	15,203	—	—	—	—	15,203
Total comprehensive income									15,181
Stock compensation expense	—	—	1,557	—	—	—	—	—	1,557
Payment received on stockholder receivable	—	—	—	—	—	—	23	—	23
Issuance of common stock in public offering, net
of offering costs	800,000	1	15,027	—	—	—	—	—	15,028
Issuance of vested restricted stock	9,869	—	—	—	—	—	—	—	—
Tax benefit from exercise of stock options	—	—	10	—	—	—	—	—	10
Issuance of common stock upon exercise of incentive
stock options	31,734	—	102	—	—	—	—	—	102
Balances, as of December 31, 2007	22,643,564	23	55,805	(6,031)	—	—	—	(68)	49,729
Comprehensive income:
Translation adjustment, net of tax effect ($1 benefit)	—	—	—	—	—	—	—	(1)	(1)
Net income for the year ended December 31, 2008	—	—	—	12,588	—	—	—	—	12,588
Total comprehensive income									12,587
Stock compensation expense	—	—	2,008	—	—	—	—	—	2,008
Issuance of vested restricted stock	9,785	—	—	—	—	—	—	—	—
Tax benefit from exercise of stock options	—	—	39	—	—	—	—	—	39
Issuance of common stock upon exercise of incentive
stock options	18,890	—	174	—	—	—	—	—	174
Repurchase of common stock	—	—	—	—	(627,367)	(4,016)	—	—	(4,016)
Balances, as of December 31, 2008	22,672,239	$23	$58,026	$6,557	(627,367)	$(4,016)	$—	$(69)	$60,521

The accompanying notes are an integral part of these consolidated financial statements.

 Obagi Medical Products, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$12,588	$15,203	$6,116
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	2,391	2,788	2,758
Write down of debt issuance costs	130	781	1,282
Loss on disposal of property and equipment	—	1	72
Provision for doubtful accounts	562	194	150
Deferred income taxes	(336)	(49)	(450)
Stock compensation expense	2,008	1,557	305
Tax expense from exercise of stock options	—	—	(222)
Changes in operating assets and liabilities
Accounts receivable	(3,671)	(7,515)	905
Accounts receivable from related parties	295	519	(356)
Income taxes receivable	(1,512)	346	1,945
Inventories	(798)	219	(3,158)
Prepaid expenses and other current assets	582	(487)	(876)
Other assets	173	153	875
Cash received for reimbursable tenant improvements	955	—	—
Accounts payable	(312)	1,151	3,187
Accrued liabilities	271	(549)	438
Amounts due to related parties	34	(17)	(53)
Other long-term liabilities	661	—	—
Net cash provided by operating activities	14,021	14,295	12,918
Cash flows from investing activities
Purchases of property and equipment	(3,944)	(603)	(1,818)
Purchase of other intangible assets	(327)	(391)	(366)
Purchase of short-term investments	(6,000)	—	—
Net cash used in investing activities	(10,271)	(994)	(2,184)
Cash flows from financing activities
Principal payments on term loans	—	(25,651)	(40,849)
Principal payments on capital lease obligations	(30)	(35)	(35)
Proceeds from the issuance of common stock, net of underwriting
discounts and deferred offering costs	—	15,028	38,098
Proceeds from exercise of stock options	174	102	9
Payment received for stockholder receivable	—	23	—
Tax benefit from exercise of stock optionsand vesting of
restricted stock	39	10	—
Debt issuance costs for the line of credit	(32)	—	—
Repurchase of common stock	(4,016)	—	—
Net cash used in financing activities	(3,865)	(10,523)	(2,777)
Effect of exchange rate changes on cash and cash equivalents	(1)	(22)	(26)
Net increase (decrease) in cash and cash equivalents	(116)	2,756	7,931
Cash and cash equivalents at beginning of year	14,054	11,298	3,367
Cash and cash equivalents at end of year	$13,938	$14,054	$11,298

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amount capitalized	$83	$1,235	$5,822
Income taxes, net of refunds	$9,418	$9,878	$2,135

Non cash investing and financing activities
Capital lease obligations incurred	$—	$—	$47
Interest rate cap fair value adjustment	$—	$(3)	$(16)
Changes in accounts payable and accrued liabilities
related to purchases of property and equipment	$126	$—	$—

 The accompanying notes are an integral part of these consolidated financial statements.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

Note 1: The Company

Obagi Medical Products, Inc. (the "Company") is a specialty pharmaceutical company focused on the aesthetic and skin health markets. The Company develops and commercializes prescription-based, topical skin health systems. The Company is incorporated under the laws of the state of Delaware. The Company markets its products through its own sales force throughout the United States, and through 19 distribution and two licensing partners in 42 other countries in regions including North America, Europe, the Far East, the Middle East, Central America, and South America. The Company also licenses certain non-prescription product concepts under the Obagi trademark to a large Japanese based pharmaceutical company for sale through consumer distribution channels in Japan.

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

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Cash and Cash Equivalents

Cash equivalents include demand deposits and short-term investments with a maturity of three months or less when purchased.  The Company maintains its cash deposits at numerous banks located throughout the United States, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk. At December 31, 2008 and 2007, cash on deposit was in excess of the federally insured limit of $250 and $100, respectively.

Short-term Investments
The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all short-term investments as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classifications as of each balance sheet date. Short-term investments for which the Company has the positive intent and ability to hold to maturity are classified as “held-to maturity” and reported at amortized cost.  There were no investments classified as available for sale or trading at December 31, 2008 and 2007.   Short-term investments consist of certificates of deposit with maturities of less than twelve months and are stated at cost, which approximates fair value.

Accounts Receivable

The Company performs periodic credit evaluations of the financial condition of its customers, monitors collections and payments from customers, and generally does not require collateral. Receivables are generally due within 30 days. The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The Company estimates its allowance for doubtful accounts based on historical write-offs as a percentage of sales less licensing fees, adjusted specifically for accounts that are past due, non-performing, in bankruptcy or otherwise identified as at risk for potential credit loss.  The Company estimates its allowance for doubtful accounts pursuant to sales returns based on the Company's historical rate of returns as a percent of gross sales less licensing fees, historical aging of returns, the Company’s return policy and current market conditions. To date, losses have been within the range of management's expectations.

Concentrations of credit risk, with respect to trade receivables, are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic regions. As of December 31, 2008 and 2007, no single customer represented more than 5% of the net accounts receivable balance.

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

Impairment of Long-lived Assets

The Company periodically assesses potential impairments of its long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors considered by the Company include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will assess the recoverability of the assets by estimating the future undiscounted operating cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows, if not. To date, the Company has not recognized an impairment charge related to the write-down of long-lived assets.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, as follows:

Furniture and fixtures	3-5 years
Computer software and equipment	3-5 years
Lab and office equipment	3 years
Leasehold improvements	Lesser of useful life or term of lease
Capital lease (office equipment)	Lesser of useful life or term of lease

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

The Company has selected September 30 as the date on which it will perform its annual goodwill impairment test. The entire balance of goodwill of $4,629 is attributable to the Company’s largest reporting unit, which is also an operating segment, the Physician Dispensed segment (see Note 12).  The determination of fair value of the Company’s goodwill considered the current and future economic, market, and competitive conditions, and other relevant factors.  The Company evaluated the fair value of goodwill using two approaches.  For the first method, the Company derived valuation multiples from historical earnings data of guideline companies within the same industry as the Company and that compete in the Physician Dispensed market, and then evaluated and adjusted the multiples based on the Company’s strengths and weaknesses relative to the guideline companies.  The derived multiples are then applied to the Company’s operating data to arrive at an indication of fair value.  Cash-free invested capital multiples, representing a marketable minority interest, were calculated for the guideline companies as of September 30, 2008.  Revenue and earnings multiples were based on a valuation of the guideline companies’ profit margins, historical growth patterns, and a review of the Company’s market factors, primarily related to its Physician Dispensed business.  The second method, the discounted cash flow method, focused on the expected cash flows of the Company’s Physician Dispensed business.  The Company evaluated its earnings projections through 2013, trending the growth down to 3% in the terminal year.  The discount rate for its Physician Dispensed segment was determined by utilizing a weighted average cost of capital analysis, which analyzed long-term government bonds, the Moody’s Seasoned AAA bond rate, the cost of equity of similar companies relative to its Physician Dispensed business, as well as the Company’s capital structure.  Both methods were weighted 50%.  The analyses concluded that the fair value of the Company’s Physician Dispensed segment significantly exceeded the carrying amount of its goodwill.  There were no impairment triggers subsequent to September 30, 2008.  As such, based on the Company's analysis, no impairment charges were recognized for the years ended December 31, 2008, 2007, and 2006.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated, in part, using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth of the Company's business, the useful life over which cash flows will occur, and determination of the Company's weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Other intangible assets consist of trademarks, distribution rights, covenants not-to-compete, patents, customer lists, and proprietary formulations. Other intangible assets are amortized over the expected period of benefit using the straight-line method over the following lives: trademarks (20 years); distribution rights (ten years); covenants not-to-compete (seven years); other intangible assets (three to 17 years).  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long — lived assets (including intangible assets that are amortized) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as a significant sustained change in the business climate, during the interim periods. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows. There were no indicators of impairment noted during the years ended December 31, 2008, 2007 and 2006; therefore no tests were performed for long-lived assets.

Intangible Assets

At December 31, 2008 and 2007, the carrying amounts and accumulated amortization of intangible assets is as follows:

	December 31, 2008			December 31, 2007
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value

Trademarks	$7,367	$(4,032)	$3,335	$7,343	$(3,668)	$3,675
Distribution rights	1,082	(984)	98	1,082	(876)	206
Covenant not-to-compete	931	(931)	—	931	(931)	—
Licenses	1,975	(1,107)	868	1,875	(1,107)	768
Other intangible assets	3,530	(2,564)	966	3,327	(2,216)	1,111
	$14,885	$(9,618)	$5,267	$14,558	$(8,798)	$5,760

Amortization expense related to all intangible assets, including certain amounts reflected in cost of sales, for the years ended December 31, 2008, 2007, and 2006 was $820, $939, and $941, respectively.

Future estimated aggregate amortization expense for the next five years and thereafter is as follows:

Years ending December 31,
2009	$784
2010	752
2011	676
2012	651
2013	651
Thereafter	1,753
$5,267

Debt Issuance Costs

Direct costs incurred in connection with indebtedness agreements are capitalized as incurred and amortized on the effective interest method over the term of the related indebtedness. Debt issuance costs are included in other assets and represent fees and other costs incurred in connection with the Senior Secured Credit Facility (the "Credit Agreement") entered into on January 28, 2005 and the Revolving Credit Agreement (the “Facility”) with Comerica Bank entered into on November 21, 2008.

Pursuant to the Third Amendment of the Credit Agreement, the Company made a repayment of $35,000 in debt with the net cash proceeds received in the initial public offering consummated on December 13, 2006. As a result, the Company recorded a write down of debt issuance costs of $1,282 during the year ended December 31, 2006. During the year ended December 31, 2007, the Company paid the remaining balance outstanding under the Credit Agreement.   In conjunction with the paydowns on the Credit Agreement, the Company wrote off $781 of debt issuance costs during the year ended December 31, 2007. The remaining balance of debt issuance costs was applicable to the Company's line of credit under the Credit Agreement.

In connection with establishing the Facility, the Credit Agreement was terminated (see Note 4 for further discussion).  Termination of the Credit Agreement resulted in a write off of debt issuance costs of $130 during the year ended December 31, 2008.  In addition, the Company capitalized $32 in debt issuance costs related to the Facility during the year ended December 31, 2008.

The amortization and the write downs of debt issuance costs are included as a component of interest expense. At December 31, 2008 and 2007, the Company had debt issuance costs of $31 and $211, respectively.  Amortization of debt issuance costs was $82, $262 and $849 for the years ended December 31, 2008, 2007 and 2006, respectively.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
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

Fair values of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:

Short-term investments:     The carrying value of the Company's short-term investments approximates fair value. The carrying value of the Company's short-term investments approximates fair value because the interest rate adjusts to market interest rates.

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

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Treasury Stock

The Company records treasury stock under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company records reissuances of treasury stock at the fair value of the underlying transactions. Differences between the fair value of the issuance and the cost basis of the treasury stock that results in a gain is recorded as an adjustment to additional paid-in capital.  If the transaction results in a loss, the difference would be charged to additional paid-in capital to the extent of any gains previously recorded, and the remaining amount would be then charged to accumulated earnings (deficit).

Revenue Recognition

The Company recognizes revenue in the physician dispensed segment in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104 ("SAB No. 104"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred, (iii) the sales price charged is fixed or determinable, and (iv) collection is reasonably assured. The Company's shipment terms are FOB shipping point as outlined in its sales agreements.

The Company's domestic sales agreements do not provide for rights of return or price protection. However, the Company may approve returns on a case-by-case basis at its discretion. Based on the Company's historical experience, such returns generally approximate 1.7% of the Company's total gross sales. Certain international distribution agreements do provide for rights of return and price protection. Generally, such return rights are for a period of not more than 90 days after shipment. In accordance with SFAS No. 48 (“SFAS No. 48”), Revenue Recognition When Right of Return Exists, the Company continuously monitors and tracks product returns and records a provision for the estimated future amount of such future returns, based on historical experience and any notification received of pending returns. The allowance for future sales returns as of December 31, 2008 and 2007 was $451 and $538, respectively, and is recorded as a reduction to revenue. The Company does not grant any warranty provisions on its products. The Company provides for discounts and allowances based on historical experience at the time revenue is recognized as a reduction to revenue. To date, actual provisions have approximated management's estimates.

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

In September 2002, the Company entered into a licensing agreement, as amended (as discussed in the royalty licensee agreements footnote, Note 8) with an international distributor that specializes in the distribution and marketing of over-the-counter medical oriented products in the drug store and retail channels. In January 2006, the Company entered into a licensing agreement with a diversified Japanese consumer products and services company, which also owns and operates a large chain of aesthetic spas in Japan. The Company recognizes royalty revenues related to the licensing agreements based on the respective distributor's sale of related products. These royalty revenues are recognized as earned and are based upon a predetermined rate within the respective licensing agreement.

                Included in revenues are fees charged to customers for shipping and handling. Such revenues amounted to $2,384, $2,430 and $1,831 for the years ended December 31, 2008, 2007, and 2006, respectively. Shipping and handling costs incurred in a sales transaction to ship products to customers are included as a component of cost of sales.

Pharmacy Rx Channel

During the year ended December 31, 2008, the Company entered the pharmacy Rx channel for the first time by launching SoluCLENZ Rx GelTM, a solubilized benzoyl peroxide gel for the treatment of acne, which is available only by prescription. The Company sells SoluCLENZ to pharmaceutical wholesalers, who have the right to return purchased product prior to the units being dispensed through patient prescriptions. Revenue for this product is recognized in accordance with SAB No. 104 and SFAS No. 48.  Among its criteria for revenue recognition from sale transactions where a buyer has a right of return, SFAS No. 48 requires the amount of future returns to be reasonably estimated.

During the launch period only, the Company sold product to wholesalers with a guaranteed sale provision, allowing the wholesalers to return the product within 120 days of shipment. Product shipments during the launch period were $1,569 for the year ended December 31, 2008. As substantially all of the risks and rewards of ownership did not transfer upon shipment, the Company is treating the sale of product during the launch period and after the launch period under a consignment model.  Under this consignment model, the Company did not recognize revenue upon the shipment of product with the guaranteed sale provision and accounted for inventory held by the wholesalers as consignment inventory.  Due to the Company’s limited experience in the pharmacy Rx channel, the Company is currently unable to reasonably estimate customer returns and, therefore, will only recognize revenue related to SoluCLENZ units once the units have been dispensed through patient prescriptions because units dispensed to patients are not subject to return. The Company obtains actual prescription units dispensed based on distribution channel data provided by external, independent sources.  As of December 31, 2008, amounts included as deferred revenue in accrued liabilities in the consolidated balance sheet totaled $398.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Gross product revenue and net product revenue (gross product revenue, net of cash discounts, rebates and patient coupons) for prescription units dispensed was $248 and $162, respectively, for the year ended December 31, 2008. Inventory on consignment represents the cost of SoluCLENZ units shipped to wholesalers that has not yet been dispensed to patients (see Note 3).

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

Advertising Costs

Advertising costs are expensed the first time the advertising takes place. Advertising and promotion costs incurred for the years ended December 31, 2008, 2007, and 2006 were approximately $235, $344, and $251, respectively. Advertising costs are recorded as a component of selling, general and administrative expenses.

Foreign Currency Translation

The financial statements of subsidiaries outside the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Revenue and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are recorded in comprehensive income (loss), a separate component of stockholders' equity (deficit). Such adjustments amounted to an unrealized loss of $1, $22 and $27 for the years ended December 31, 2008, 2007, and 2006, respectively.

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

Stock-based Compensation

Prior to the January 1, 2006 adoption of Financial Accounting Standards Board ("FASB") Statement No. 123 (revised 2004) ("SFAS No. 123R"), Share-Based Payment , the Company accounted for grants of options to employees to purchase its common stock using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees , and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation . As permitted by SFAS No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation, and as amended by SFAS No. 148 ("SFAS No. 148"), Accounting for Stock-Based Compensation-Transition and Disclosure, the Company had chosen to continue to account for such option grants under APB No. 25 and provide the expanded disclosures specified in SFAS No. 123, as amended by SFAS No. 148.

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for: (i) expense related to the remaining unvested portion of all stock option awards granted during the one year period preceding the Company's initial public offering, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with Staff Accounting Bulletin No. 107 ("SAB No. 107"), Share-Based Payment , the remaining unvested options issued by the Company prior to the one year period preceding the initial public offering, with the exception of the October 2005 grants, are not included in the SFAS No. 123R option pool as such options were valued using the minimum value method. As a result, unless subsequently modified, repurchased or cancelled, such unvested options will not be included in stock-based compensation. The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized on a straight-line basis over the requisite service period, which equals the option vesting term of three years.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
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

As a result of adopting SFAS No. 123R, the impact on the Consolidated Statement of Income for the year ended December 31, 2006 on income before income taxes and net income was $305 and $195, and did not have a material effect on basic and diluted earnings per share, respectively. For the year ended December 31, 2007, the impact on income before income taxes and net income was $1,557 and $930, respectively, and had a $0.04 and a $0.04 impact on basic and dilutive earnings per share, respectively. For the year ended December 31, 2008, the impact on income before income taxes and net income was $2,008 and $1,257, respectively, and had a $0.06 and a $0.06 impact on basic and dilutive earnings per share, respectively.  In addition, prior to the adoption of SFAS No. 123R, the Company presented the tax benefit resulting from the exercise of stock options as operating cash inflows in the Consolidated Statements of Cash Flows. Upon the adoption of SFAS No. 123R, the excess tax benefits for those options are classified as financing cash inflows.  The fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2008, 2007, and 2006:
	Year Ended December 31,
	2008	2007	2006
Expected stock price volatility	33.2%	32.9%	33.5%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.1%	4.2%	4.6%
Expected life of options	5.1 years	6.0 years	6.0 years

Expected stock price volatility is based on a combined average expected stock price volatility of publicly traded peer companies deemed to be similar entities whose share or option prices are publicly available. For fiscal years 2008, 2007, and 2006 the Company based its expected stock price volatility on the combined average stock price volatility of five publicly traded peer companies. Until such time that the Company has enough historical data, it will continue to rely on peer companies' volatility and will ensure that the selected peer companies are still appropriate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has paid dividends only once in the past and does not currently plan to pay dividends in the near future. The Company has applied the provisions of SAB No. 107 and SAB No. 110, Share-Based Payment, Staff Views Regarding the "Simplified" Method, in electing the simplified method for determining the expected life of options granted subsequent to the date of the shareholder transaction.

The aggregate intrinsic value for options outstanding at December 31, 2008 was $21. This amount changes based on the estimated fair market value of the Company's stock. Total intrinsic value of options exercised for the year ended December 31, 2008 was $55. As of December 31, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2,589, which is expected to be recognized over a weighted average period of approximately 2.23 years. Aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company's estimated stock price on December 31, 2008 and the exercise price, multiplied by the number of the in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2008.

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

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Basic and diluted earnings per common share were calculated using the following units for the years ended December 31, 2008, 2007, and 2006:

	Year Ended December 31,
	2008	2007	2006
Weighted average shares outstanding - basic	22,598,474	21,989,121	17,996,158
Effect of dilutive stock options	9,215	111,616	74,890
Weighted average shares outstanding - diluted	22,607,689	22,100,737	18,071,048

For the years ended December 31, 2008, 2007 and 2006, diluted earnings per share does not include the impact of common stock options then outstanding of 2,089,608, 172,015 and 970,823, respectively, as the effect of their inclusion would be anti-dilutive.

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162 ("SFAS No. 162"), The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 was effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3 ("FSP FAS 142-3"), Determination of the Useful Life of Intangible Assets , which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets . FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for specified entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset. Additional disclosures are required to enable financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP FAS 142-3 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company does not believe the adoption of FSP FAS 142-3 will have a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160 ("SFAS No. 160"), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. This statement is effective as of the beginning of an entity's first fiscal year beginning after December 15, 2008. The Company will adopt the provisions of this standard beginning January 1, 2009. The Company believes that the adoption of SFAS No.160 will not have an impact on its consolidated financial statements.

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

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

In February 2007, the FASB issued SFAS No. 159 ("SFAS No. 159"), The Fair Value Option for Financial Assets and Financial Liabilities, to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 became effective for the Company as of January 1, 2008.  The Company did not elect the fair value option for any financial assets or liabilities.

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

Note 3: Composition of Certain Financial Statement Captions

Inventories
	December 31,
	2008	2007
Inventories, net
Raw materials	$2,957	$2,610
Finished goods	4,526	3,906
Inventory on consignment	59	—
	7,542	6,516
Less reserve for inventories	(697)	(469)
	$6,845	$6,047

Inventory on consignment represents the amount of SoluCLENZ shipped to wholesalers and chain drug stores that had not been recognized as revenue (see Note 2).

General and administrative expenses capitalized into inventory during the years ended December 31, 2008 and 2007 was $974 and $554, respectively. As of December 31, 2008 and 2007, general and administrative expenses included in inventory was $256 and $209, respectively.

Property and Equipment
	December 31,
	2008	2007
Property and equipment
Furniture and fixtures	$733	$776
Computer software and equipment	3,494	2,906
Lab and office equipment	888	543
Leasehold improvements	4,054	3,107
Capital lease (office equipment)	115	261
Construction in progress	648	157
	9,932	7,750
Less accumulated depreciation and amortization	(4,592)	(4,991)
	$5,340	$2,759

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Depreciation expense for the years ended December 31, 2008, 2007, and 2006 was $1,489, $1,587, and $968, respectively. At December 31, 2008 and 2007, accumulated depreciation for fixed assets under capital lease was $96 and $193, respectively.

In October 2008, the Company moved to new corporate headquarters located in Long Beach, California (see Note 10).  In connection with the move, the Company wrote off $1,889 in property and equipment, primarily leasehold improvements related to the prior location.  The write off did not result in a gain or loss as the assets were fully depreciated.  During the year ended December 31, 2007, the Company recorded a loss on disposal of fixed assets of $1. The loss is reported as a component of selling, general and administrative expenses.

Accrued Liabilities
	December 31,
	2008	2007
Accrued liabilities
Salaries and related benefits	$2,059	$2,035
Deferred revenue	489	—
Other	962	1,104
	$3,510	$3,139

        See Note 2 for further discussion on deferred revenue.

Note 4: Line of Credit Notes Payable and Capital Lease Obligations

On January 28, 2005, the Company entered into an $80,000 Credit Agreement with GE Business Financial Services, Inc. (formerly known as Merrill Lynch Business Financial Services, Inc.). The Credit Agreement was structured with two term loans, collectively $70,000, and a revolving line of credit providing availability of up to $10,000.  Pursuant to the third amendment of the Credit Agreement, during the year ended December 31, 2007, the Company made a mandatory $1,313 excess cash payment, $805 in principal payments and $23,533 in optional principal repayments on the outstanding balance of the terms loans. Approximately $9,172 of the net proceeds generated from the Company’s secondary public offering on October 12, 2007 was utilized to pay down the outstanding balance of the term loans and the revolving line of credit under the Credit Agreement. As of December 31, 2007, the optional prepayments resulted in the complete paydown of the term loans. As of December 31, 2007, the availability under the revolving line of credit was $10,000.  The Company did not incur any prepayment penalties or premiums upon making the optional prepayments.

Borrowings under the Credit Agreement were subject to certain financial and operating covenants that included, among other provisions, maintaining a maximum Debt to EBITDA Ratio, minimum EBITDA levels and minimum Fixed Charge Ratio and restrictions on the Company’s ability to pay dividends. Certain covenants also limited annual capital expenditures and use of proceeds from the issuance of debt and equity securities. As of December 31, 2007, the maximum Debt to EBITDA requirement was 1.50 and the minimum Fixed Charge Ratio was 1.25. The Company was in compliance with all financial and non-financial covenants as of December 31, 2007.

Loans under the Credit Agreement bore variable interest based on a margin, at the Company's option, over prime rate or LIBOR. The margins applicable to portions of amounts borrowed vary depending on the Company's consolidated Debt to EBITDA Ratio. As of October 17, 2007, the date of complete paydown, applicable margins were 1.75% and 2.00% for prime rate borrowings and 3.25% and 3.50% for LIBOR borrowings for Term Loan A and Term Loan B, respectively. The weighted-average interest rate for borrowings under the Credit Agreement was 8.96% as of October 17, 2007. Interest expense incurred attributable to the Credit Agreement for the years ended December 31, 2007 and 2006 was $1,179 and $5,749, respectively.

On November 21, 2008, the Company entered into the Facility with Comerica Bank for $20,000.  The Facility has an initial term of three years, ending on November 21, 2011, unless terminated earlier in accordance with its provisions.  Any borrowings under the Facility bear variable interest based on a margin, at the Company’s option, over prime rate or LIBOR as defined in the Facility.  All amounts borrowed under the Facility are secured by a first priority security interest in all of the Company’s tangible and intangible assets. The Facility contains certain financial and non-financial covenants. Non-financial covenants include, among other things, certain limitations on annual capital expenditures and asset or equity based investments and monthly and quarterly reporting of a listing of our intellectual property.  Financial covenants include requirements for maintaining a (i) minimum quick ratio; (ii) maximum ratio of total liabilities to net worth; (iii) no loss for two consecutive quarters; (iv) minimum level of profitability; (v) maximum annual capital expenditures; (vi) stock repurchases not to exceed $10,000; (vii) maximum dividend distribution not to exceed 25% of net income for the fiscal year; and (viii) joint venture investment not to exceed $2,000.  As of December 31, 2008, the Company was not in compliance with the non-financial covenant, requiring it to report monthly, a listing of its intellectual property.  Subsequent to year end, the Company obtained a waiver for the months of November 2008 and December 2008 with respect to this non-financial covenant.

In connection with establishing this Facility, the previous Credit Agreement was terminated.  The Company was not in default under this Credit Agreement, nor did it have any outstanding balance on the Credit Agreement at the time of termination.

               The total annual maturities of capital lease obligations as of December 31, 2008 are as follows:

Capital
Leases

Year ending December 31,
2009	$48
2010	18
66
Less amount representing future interest cost	(1)
$65

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Interest Rate Cap

In March 2005, the Company entered into a LIBOR interest rate cap agreement as an economic hedge against the Credit Agreement borrowings. The interest rate was capped at 6.0% on a decreasing notional amount starting at $35,000 decreasing to approximately $34,038. The interest rate cap was recognized on the Consolidated Balance Sheet at its fair market value and any change in fair value was reported in interest expense. As of December 31, 2007 and 2006, the fair value of the interest rate cap was approximately $0 and $3 respectively.  The agreement expired on January 1, 2008 and as a result, the Company no longer had an interest rate cap as of December 31, 2008.

Note 5: Common Stock

Stock Repurchases

On August 5, 2008, the board of directors authorized the repurchase of up to $10,000 of the Company’s outstanding common shares over a period of two years.  The purchases are to be made in the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases are determined by a three person committee, consisting of members of the Company’s board and management, at its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors that may be discontinued at any time.  During the year ended December 31, 2008, the Company repurchased 627,367 shares for $4,016 (including transaction costs) at an average cost of $6.37 per share.  This amount is reflected in treasury stock on the Consolidated Balance Sheet.

Note 6: Income Taxes

The current and deferred provision for federal, state and foreign income taxes consists of the following:
	Year Ended December 31,
	2008	2007	2006
Current
Federal	$6,673	$8,378	$3,123
State	1,199	1,946	785
	7,872	10,324	3,908
Deferred
Federal	(222)	(104)	(313)
State	(115)	55	(137)
	(337)	(49)	(450)
	$7,535	$10,275	$3,458

The provision for income taxes differs from the amount that would result from applying the federal statutory rate to pre-tax income for the years ended December 31 as follows:

	Year Ended December 31,
	2008	2007	2006
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	3.5%	5.1%	4.4%
Research and development credit	(1.5)%	(1.3)%	(3.4)%
Other	0.4%	1.5%	0.1%
	37.4%	40.3%	36.1%

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

                 The significant components of the net deferred tax assets and liabilities at December 31 are as follows:

	December 31,
	2008	2007
Deferred assets
Financial statement reserves	$895	$781
State taxes	95	219
Depreciation and amortization	—	536
Trademark expenses	158	179
Compensation expense	1,697	947
Prepaid royalty	485	489
Debt issuance costs	—	5
Foreign operating loss	52	57
Tenant improvement allowance	413	—
Deferred revenue	206	—
Other	412	136
	4,413	3,349
Deferred liabilities
Prepaid expenses	(199)	(272)
Depreciation and amortization	(806)	—
	(1,005)	(272)
Net deferred assets	3,408	3,077
Less valuation allowance	(52)	(57)
	$3,356	$3,020

The Company recorded a deferred tax asset of $52 and $57 related to the net operating loss carryover of its majority owned subsidiary, Obagi Singapore, as of December 31, 2008 and 2007, respectively. A full valuation allowance was provided for the loss carryover as the Company believes that it is more likely than not that this deferred tax asset will not be realized.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately a $90 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
	Year Ended December 31,
	2008	2007

Balance as of January 1	$161	$111
Additions based on tax positions related to the current year	30	50
Reductions for tax positions of prior years	(15)	—
Balance as of December 31	$176	$161

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Any change in the above unrecognized tax benefits will impact the effective tax rate.

The Company does not believe there will be any material changes in its unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2008, 2007, and 2006, the Company recognized approximately $14, $11 and $29 in interest and penalties, respectively. As of December 31, 2008 and 2007, accrued interest related to uncertain tax positions was $54 and $40, respectively.

The tax years 2003-2007 remain open to examination by the major taxing jurisdictions to which we are subject.

Note 7: Concentrations of Credit Risk and Significant Customers

For the years ended December 31, 2008, 2007, and 2006, no single customer accounted for 5% or more of the Company's net revenues.

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

Note 8: Royalty Licensee Agreements

Pursuant to the Patent License Agreement dated June 26, 2003 with a third party, the Company licensed four interlocking method and formulation patents in exchange for non-refundable license fees for the first three years of the agreement.  The agreement also calls for the Company to pay royalties on net sales of products covered by the licensed patents.  Such royalties are to be paid on a quarterly basis. For the years ended December 31, 2008, 2007, and 2006, related royalties of $350, $297 and $179 have been included as a component of cost of sales, respectively. The initial term of this agreement is three years and is renewable annually at the option of the Company provided the Company makes an annual non-refundable renewal license fee. The Patent License Agreement may terminate at the licensor's option upon merger or acquisition of the Company and may be cancelled by either party upon default.

In January 2006, the Company entered into an Option and Product License Agreement with a third party to license certain technology, in exchange for a non-refundable fee in the amount of $250, with an additional $250 payable within 15 days of confirming successful clinical results. The non-refundable fee of $250 was to either be offset against future royalties payable under the agreement or offset against future purchases of inventory. For the first product developed under this agreement, an additional license payment was payable upon the product becoming commercially available for distribution with another license fee due in the subsequent quarter to that event. For each additional product developed, an additional license payment is due up to a maximum dollar cap for all products developed. The agreement also calls for the Company to pay royalties on the net sales of products sold in a territory covered by the licensed patents, subject to minimum annual payments.  In addition to the royalties, the Company shall also pay one time milestone payments based upon achieving certain levels of net sales. The term of this agreement is for the life of any licensed patent. The Option and Product License Agreement may terminate at the licensor's option upon the Company's failure to meet commercially reasonable development benchmarks. Pursuant to this agreement, the initial payment of $250 was included in long term Other assets as of December 31, 2007. Royalty payments will be expensed as incurred. As of December 31, 2008, no additional payments have been made.  As of December 31, 2009, there have been no commercially viable products developed under this agreement.  As a result, during the year ended December 31, 2008, the Company wrote-off the initial payment of $250, which is included as a component of research and development expense.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

In March 2004, as part of an agreement with a third-party international licensor, the Company received an ongoing, non-exclusive right to market and sell any and all products marketed under the "Obagi" brand containing a specific range of Kinetin concentration, limited to existing channels of trade in Japan. Under the terms of the license agreement with the same party, the Company's license rights are valid until the last of the related patents expire in December 2014. In exchange for this right, the Company paid, on April 2, 2004, an initial payment of $1,250, net of cash receipts in the amount of $250 from a sublicensing arrangement with an international distributor in Japan. In addition, the Company will pay royalties up to an additional maximum amount of $500 based on future sales in Japan of such skincare products. Pursuant to this agreement, the Company recorded the initial net payment as an intangible asset and is amortizing such costs on a straight line basis over the license period. During the years ended December 31, 2008, 2007 and 2006, the Company recognized $106, $106 and $106 in amortization expense, respectively. Such amounts are included as a component of cost of sales. Royalty payments are expensed as incurred and have amounted to $27, $39 and $70 for the years ended December 31, 2008, 2007, and 2006, respectively.

       The Company also competes in the Japanese retail skin care markets through a strategic licensing agreement with Rohto Pharmaceutical Co., Ltd. ("Rohto"). Rohto is a Japanese pharmaceutical manufacturer and distributor. Under the agreement, Rohto is licensed to manufacture and sell a series of over-the-counter (“OTC”) products under the Obagi brand name, including Obagi-C (a Vitamin C based topical serum in various concentrations), in the Japanese drug store channel and the Company receives a royalty based upon sales of Obagi branded products in Japan by Rohto. The Company also has other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel.

On December 4, 2008, the Company entered into an amendment (the “Amendment”) to the original agreement with Rohto.  The Amendment extends the term of agreement to December 4, 2017 and amends the Territory (as defined) to areas outside Japan, subject to separate written agreement(s) to be developed.  The Channel (as defined) has been expanded to include department stores, including mail-order and internet activities to support such expansion, provided that the parties complete a joint development plan.  The parties have also agreed to work together to up-brand the Obagi products sold in the various channels and work cooperatively on messaging, branding and product imaging.  Under the Amendment, the Company has also agreed to provide an exclusive royalty bearing license to sell and/or manufacture certain products developed by the Company, Rohto or jointly developed by the Company and Rohto.

On December 4, 2008, OMP and Rohto entered into a License and Supply Agreement (the "Bi-mineral Agreement") whereby the Company granted Rohto an exclusive right to manufacture, market and sell the Company’s bi-mineral collagen and elastin enhancing products in all channels (other than the aesthetic and spa channels) in Japan.  Rohto also has the right to develop improvements to such products or new products related to the products.  The initial term of the Bi-mineral Agreement is for five years, through December 4, 2013, with an optional five year extension and calls for certain annual sales volume and expense commitments on behalf of Rohto.   If such commitments are not met, the Company shall have the right to terminate the Agreement or render it non-exclusive.

As consideration for the exclusive license, Rohto shall pay a development fee to the Company over a five-year period as well as quarterly royalty fees based on product sales.  If this Agreement should be terminated by either party before all five installments of the development fee have been paid or even in the event of early termination, then any unpaid installments will become due and payable to the Company ten days before the effective termination date.  The royalty rate is scaled over the term of the Agreement. The Company will amortize the development fee over the life of the agreement and any royalties received will be recognized as earned.  As of December 31, 2008, the Company received the first installment of the development fee of $100.  Net licensing revenue from skin health systems and products in Japan was approximately $4,817, $4,656 and $4,056 for the years ended December 31, 2008, 2007 and 2006.

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

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
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

In 2005, the Company began negotiations with an affiliate of Dr. Obagi to lease space for a marketing and training center (the "Center"). The space is located in a property owned by the affiliate of Dr. Obagi. In conjunction with these negotiations which were ongoing as of December 31, 2005, the Company began renovations on the space. On June 29, 2006, the Company entered into a lease agreement and a letter agreement with this affiliate, making an advance to this affiliate on future rent. As of December 31, 2008, amounts included in Prepaid expenses and other current assets and Other assets totaled $184 and $291, respectively. As of December 31, 2007, amounts included in Prepaid expenses and other current assets and Other assets totaled $184 and $475, respectively.

2006 Services Agreement.     On June 29, 2006, the Company entered into an agreement with Zein E. Obagi, MD Inc. ("Obagi, Inc."), Dr. Obagi, Samar Obagi, the Zein and Samar Obagi Family Trust and Skin Health Properties, Inc ("SHP, Inc."). The agreement provides that Dr. Obagi (and his affiliates that entered into the agreement, including Obagi, Inc.) and/or SHP, Inc. (an entity controlled by Dr. Obagi and his affiliates) will promote and provide services to support the marketing of the Company's products, including oversight of the property the Company is leasing in Beverly Hills, California. Additionally, Dr. Obagi (and his affiliates that entered into the agreement) will be available to advise and assist the Company in the formulation and clinical testing of new products on a retainer basis, and he will also provide training and/or education seminars on a fee basis and participate in at least one clinical study per year. The Company has agreed to pay Obagi, Inc. an annual retainer of $570 for the advising and formulating services and the marketing and support services described above, as well as for Dr. Obagi's agreement to chair an annual Obagi Skin Health Alumni Symposium and up to two clinical advisory meetings per year. In addition, the Company has agreed to pay Obagi, Inc. an annual fee of $200 for the first two years of the agreement for the development of Proderm products, a line of skincare products. At the end of the two years, the Company has an option to continue to sell Proderm products, in exchange for an annual royalty payment.  The Company did not exercise this option. During the years ended December 31, 2008, 2007 and 2006, the Company recorded $100, $200 and $100, respectively, for the annual payment as research and development expense as the research of new products in the Proderm line is still in progress. The Company will also pay Obagi, Inc. royalty fees for developing other products identified in the agreement equal to 5% of the Company's net revenues from sales of those products. As there were no products commercialized under the agreement, the Company did not pay any royalties pursuant to the agreement during the years ended December 31, 2008 and 2007. The Company also agreed to pay additional fees and expenses for training and educational services under the agreement. In addition, the Company agreed to reimburse up to 50% of all invoiced commercially reasonable marketing design and development expenses associated with the opening of the property in Beverly Hills, not to exceed $100. As of December 31, 2008 and 2007, the Company recorded a payable to Dr. Obagi for $100 and $80, respectively, related to reimbursable expenses for the opening of the Center.

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

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
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

2006 Lease Agreement and Letter Agreement.     In connection with the 2006 Services Agreement with Dr. Obagi described above, the Company entered into a lease agreement for the Beverly Hills property described above and a letter agreement with SHP, Inc. as landlord dated June 29, 2006. The lease has a term of five years beginning August 1, 2006 and can be extended or terminated earlier under the terms of the lease. The base rent under the lease is $87 per year, and will be raised at a rate of 3.5% per year thereafter. During the years ended December 31, 2008 and 2007, the Company recorded $184 and $184, respectively, in rent expense related to the lease agreement.

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

Pursuant to the 2006 Agreement, as restated in the Indemnification Agreement, the Company was released from any future claims related to, and entitled to reimbursement for, the leasehold improvements of the marketing and training center over and above $1,817.   As of December 31, 2008, payments in the amount of approximately $421 over and above the $1,817 amount of leasehold improvements that the Company was responsible for have not been repaid by the Obagi Parties.

Cellogique Corporation

Dr. Obagi is also a 75% beneficial shareholder in Cellogique Corporation ("Cellogique"), one of the Company's largest international distribution partners. On November 10, 2005, the Company entered into a new Distribution Agreement with Cellogique. The agreement granted Cellogique the exclusive right to promote, market, sell, distribute and sub-distribute certain specified products to customers within the Middle East. The agreement includes discounts off of the distributors' base price based on volume purchases, and certain advertising and promotional activities. Such discounts may at times be at a substantial discount off of the distributors' base price listing. The agreement is for a term of 12 years effective January 1, 2006. Prior to the new agreement, the agreement had the option to renew in perpetuity.

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

Total sales made to Dr. Obagi, Cellogique, and the Clinics, and the related cost of sales for the years ended December 31, 2008, 2007, and 2006 are included in the Company's consolidated statements of operations and are as follows:
	Year Ended December 31,
	2008	2007	2006

Sales, net of discounts	$2,947	$3,182	$3,214
Costs of sales	604	600	569

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Receivables due from related parties as of at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007

Due from Dr. Obagi	$249	$500
Due from Cellogique	242	424
Due from China Obagi Corporation	27	58
	$518	$982

Austin T. McNamara

In April 2002, the Company entered into an Investor's Rights Agreement with its former Chairman of the Board, President and Chief Executive Officer, Austin McNamara. Subsequently, trusts established by Mr. McNamara, the McNamara Family Irrevocable Trust dated December 17, 2004 and the McNamara Family Trust dated December 27, 2004 (the "Trusts"), became the owners of the 1,875,001 shares of the Company's common stock owned by Mr. McNamara and parties to the Investor's Rights Agreement. Mr. McNamara resigned as a member of the Company's board of directors and as an employee in May 2006 and died in December 2006. The Investor's Rights Agreement contained a repurchase obligation under which the Company was required to repurchase the shares of the Company held by the Trusts upon the exercise of a repurchase right. Subsequent to Mr. McNamara's resignation, the Trusts exercised this repurchase right. Pursuant to procedures set forth in the Investor's Rights Agreement, three valuation firms were retained to prepare valuations of the stock held by the trusts and the total purchase price was to have been $28,201.

Any obligation the Company would have had to repurchase the trusts' shares was to have been subordinated to its Credit Agreement while the Credit Agreement was in place. The Investor's Rights Agreement contains subordination provisions and the Trusts signed an additional subordination agreement in connection with the Credit Agreement pursuant to which they agreed to be subordinated to the loans under the Credit Agreement. On May 18, 2006, the trusts' exercised the repurchase right contained in the Investor's Rights Agreement to require the Company to repurchase the shares owned by the trusts. On November 17, 2006, the Company tendered promissory notes in the aggregate principal amount of $28,201 and a cash payment of $1,500 as partial prepayment of the notes, to the Trusts in order to close on the Company's repurchase of the shares held by the Trusts pursuant to the terms of the Investor's Rights Agreement. The Trusts refused to accept the Company's tender of these payments and refused to tender their shares and close on the repurchase of the shares they hold. As a result, the Company believed the Trusts were in material breach of their obligations under the Investor's Rights Agreement. Based upon this material breach by the Trusts, as well as for other reasons, the Company believed it was no longer obligated to repurchase the shares held by the Trusts pursuant to the Investor's Rights Agreement and the right of the Trusts to require the Company to repurchase the shares had expired and could no longer be enforced against the Company.

The Trusts had taken the position that they did not breach their obligations under the Investor's Rights Agreement and that instead the Company had breached its obligation to repurchase the Trusts' shares under the Investor's Rights Agreement.

On May 29, 2007, the Company entered into a Settlement and Consent Agreement and Mutual Release (the "Settlement Agreement") with the estate of Austin T. McNamara, the Trusts, Lucy B. McNamara, individually and as trustee of the Trusts and as executor of the estate of Austin T. McNamara, and LVG.

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

The settlement includes the release of claims by the McNamara Parties, as described above, that the Company was obligated to purchase the 1,875,001 shares of the Company's common stock then owned by the Trusts and all claims related to Mr. McNamara's employment with the Company and the termination of his employment. In connection with the release, the Company wrote off a net receivable of approximately $143 for a claimed compensation overpayment to a McNamara Party as of December 31, 2007.

The McNamara Parties also sold all of their ownership in the Company's stock to an institutional investor in a privately

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

negotiated transaction. As a condition to that transaction, the purchaser of the shares signed the lock-up agreement executed by other Company stockholders in connection with the Company's initial public offering. This lock-up agreement expired on June 12, 2007.

Stonington Capital Appreciation 1994 Fund, L.P.

In December 2002, the Company entered into a management services agreement ("Services Agreement") with Stonington Partners, Inc. ("Stonington"), an affiliate of Stonington Fund, our majority stockholder. The agreement calls for Stonington to provide management with consulting and business advisory services. As compensation for these services, the Company pays Stonington an annual fee equal to 1.5% of its capital invested in the Company plus expenses for services provided in the 2003 and 2002 fiscal years, and is renewable annually thereafter. This agreement terminated upon the completion of the initial public offering. In addition, the Company, at times, reimburses board members affiliated with Stonington, for expenses related to travel to and from board meetings.  For the year ended December 31, 2006, management fees totaled approximately $400 and are included as a component of selling, general and administrative expenses.

Amounts payable to Dr. Obagi for any bonus, annual payment or royalties and interest, and to other stockholders and their affiliates for management fees and other services as of December 31, 2008 and 2007 are reflected in the accompanying Consolidated Balance Sheets as amounts due to related parties as follows:

	December 31,
	2008	2007

Dr. Obagi	$156	$118
Stonington	13	17
	$169	$135

Note 10: Commitments and Contingencies

Lease Commitments

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

On August 6, 2008, the Company entered into a lease amendment with Kilroy Realty, L.P. (“Kilroy”) for the lease of office space located in Long Beach, California. The new facility consists of 30,884 rentable square feet and the term of the lease is for ten years with an option to extend the lease term for five years. The total lease payments over the initial term will approximate $10,805. The Company took possession of the facility on July 1, 2008, and the lease term commenced in October 2008 when the Company took occupancy and relocated its corporate headquarters to the new facility. Pursuant to the amendment, the Company was granted an improvement allowance of $1,028.  The Company recorded the improvement allowance as a deferred rent credit which is being amortized as a reduction to rent expense over the life of the lease.  As of December 31, 2008, amounts recorded as a deferred rent credit in accrued liabilities and other long-term liabilities in the consolidated balance sheet totaled $100 and $879, respectively.   As of December 31, 2008, amounts recorded as deferred rent in other long-term liabilities in the consolidated balance sheet totaled $516.

The Company leases some of its facilities and equipment under operating leases. Some of the leases require payment of property taxes and include rent escalation clauses. Future minimum operating lease commitments under non-cancelable leases are as follows as of December 31, 2008:

Operating
Leases

Year ending December 31,
2009	$1,832
2010	1,622
2011	1,443
2012	1,384
2013	1,372
Therafter	5,743
Total minimum payments required	$13,396

Rent expense for the years ended December 31, 2008, 2007, and 2006 was approximately $1,463, $906, and $639, respectively.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
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

Employment Agreements

On March 3, 2008, the Company and Steven R. Carlson, the Company's Chief Executive Officer, amended Mr. Carlson's employment agreement (the "Employment Agreement") effective as of March 1, 2008. The Employment Agreement (i) increased Mr. Carlson's base salary to $500 per year or such greater amount as the compensation committee may from time to time determine; (ii) increased Mr. Carlson's annual bonus to up to 75% of his base salary based upon achievement of certain Company and individual targets; (iii) provided for the grant of non-qualified options to purchase a total of an additional 225,000 shares of the Company's common stock, vesting over five years, at an exercise price equal to 125% of the fair market value of the Company's common stock on the date of the grant (the date of grant being that date in 2008 on which the Company's senior executives receive option grants, the "Option Grant"); and (iv) extended the term of Mr. Carlson's employment agreement until the occurrence of an Event of Termination (as defined in the Employment Agreement). On May 1, 2008, upon the grant of stock options to officers of the Company, Mr. Carlson received the Option Grant at an exercise price of $10.91.  Effective December 31, 2008, the Employment Agreement was amended to ensure compliance with Section 409A of the Internal Revenue Code of 1986, as amended. The revision provides that any severance that would otherwise be payable to Mr. Carlson within the first six months following a termination event giving rise to a severance payment will accrue but not be paid to Mr. Carlson until the first day of the seventh month following termination. Such amounts will continue to be paid in a lump sum.

On March 24, 2008, the Company entered into a letter agreement with Stephen A. Garcia, the Company's then Chief Financial Officer, regarding the transition arrangements related to his resignation (the "Transition Agreement"), pursuant to which Mr. Garcia's employment relationship with the Company ended on July 15, 2008. During this period, Mr. Garcia continued to receive his then current salary and benefits. Because Mr. Garcia satisfied all of the conditions of the Transition Agreement, the Company is currently paying Mr. Garcia a transition success payment equal to one year of pay at his then current annual rate of compensation of $253. This payment is payable over a period of one year (ending on July 15, 2009) in equal installments on the Company's normal payroll schedule, less all normal payroll deductions.  In addition, Mr. Garcia's stock options that would have vested between July 15, 2008 and December 31, 2008, vested in full and were immediately exercisable as of July 15, 2008 for a period of 90 days, 12,500 of which were exercised on September 29, 2008 at an exercise price of $8.40 per share. Pursuant to the Transition Agreement, Mr. Garcia released and discharged any claims that he may have had as of July 15, 2008 against the Company and its current and former owners, stockholders, employees, agents, attorneys, representatives, related companies, assignees as well as other related parties. The Transition Agreement also requires Mr. Garcia to maintain the confidentiality of all of the Company's confidential and proprietary information.  Pursuant to the Transition Agreement, the Company accrued $142 as of December 31, 2008 for the transition success payment. In addition, the Company recognized $19 in non cash compensation expense for the year ended December 31, 2008, related to the accelerated vesting of his outstanding stock options.

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

On September 3, 2008, the Company and Laura Hunter, the Company's new Vice President, General Counsel and Secretary, entered into an employment agreement. Under the agreement, Ms. Hunter is entitled to a base salary of $260 per year, subject to annual cost of living increases or such greater increase as may be approved by the Company's Board of Directors, an annual bonus up to 40% of her base salary based upon achievement of certain Company and individual targets, and a sign on bonus of $10 paid on December 31, 2008. In addition, on September 3, 2008, Ms. Hunter received an option to purchase 40,000 shares of the Company's common stock at an exercise price of $9.45, the fair market value of the Company's common stock on the date of the grant.

Under the agreements with Mr. Romm and Ms. Hunter, they or the Company may terminate their employment at any time. If they are terminated for cause or terminate their own employment, they are not entitled to severance. Mr. Romm and Ms. Hunter are also subject to a confidentiality covenant, a covenant not to solicit any employee to leave the Company's employment during the term of the agreement and three years thereafter, and a covenant not to compete with the Company during the same time period. However, if they are terminated without cause, such covenants relating to competition with the Company lapse on the first anniversary of their termination.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Letter of Credit Agreements

As part of the licensing requirements for four states, the Company had four letters of credit outstanding to four state regulatory bodies totaling $305 to secure payment of any possible future unpaid fines or penalties levied by those states.   These letters of credit are renewed annually for one year periods unless cancelled and were secured by the line of credit under our former Credit Agreement.  Because the Company terminated its Credit Agreement and in order to avoid any lapse in coverage to the state regulatory bodies, the Company, through its new Facility, issued a letter of credit to GE Business Financial Services (the party to the Credit Agreement) in the amount of $320 in November 2008.  This letter of credit will be reduced as the Company exchanges its original letters of credit under the Credit Agreement with replacement letters of credit under the new Facility.   In order to exchange out the original letters of credit and to avoid lapse in coverage, the Company was required to first issue new letters of credit to each state regulatory body prior to cancelling the original letter of credit.   In November 2008, the Company issued four letters or credit to the four state regulatory bodies totaling $305.  As of December 31, 2008, the Company exchanged out one letter of credit for $100 and is in the process of collecting the original letters of credit back from the remaining three state regulatory bodies.   The Company has not incurred any fines or penalties and none of the letters of credit have been presented for payment.

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

Severance Agreements

On September 1, 2006, the Company entered into severance agreements with four of its executive officers. The severance agreements provide that if one of these officers employment is terminated within 12 months following a change of control without cause or by the officer with good reason, the officer will be entitled, upon execution of a release in a form acceptable to us, an amount equal to 100% of the officer's then current annual base salary, payable over 12 consecutive months.  These agreements were amended effective December 31, 2008 to ensure compliance with Section 409A of the Internal Revenue Code of 1986, as amended.

Litigation

From time to time, the Company is involved in litigation and other legal matters in the normal course of business. Management does not believe that the outcome of any current matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Note 11: Stock Options

In November 2000, the Company adopted the 2000 Stock Option/Stock Issuance Plan (the "2000 Plan"). The terms of the 2000 Plan provided for the grant of options to purchase common stock to employees, consultants, and directors. The Plan included incentive stock options ("ISOs") and nonqualified stock options ("NSOs"). The maximum number of shares of common stock that were allowed to be issued over the term of the Plan was not to exceed 375,000 shares of the Company's common stock. In addition, the maximum number of shares of common stock issued to any person under the 2000 Plan in any calendar year was not to exceed 150,000 shares. In September 2001, the Board of Directors amended the 2000 Plan to increase the maximum number of shares of common stock that may be issued over the term of the 2000 Plan to 2,083,334 shares. The vesting period of options granted under this plan ranged from one to five years. Options expired within a period of not more than ten years from the grant date. In November 2005, the Board of Directors amended the Plan to discontinue further option grants under the Plan. At December 31, 2008 and 2007, due to the aforementioned discontinuance of further option grants under the Plan, 151,795 shares are no longer available for the granting of additional options.

In November 2005, the Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"). The 2005 Plan provides for the grant of ISOs and NSOs to employees, consultants and directors. On November 27, 2006, the Company's Board of Directors amended the Company's 2005 Plan. The amendments to the 2005 Plan included: (i) increasing the number of authorized shares to 1,500,000; (ii) establishing an evergreen clause that replenishes the 2005 Plan each year with a share amount equal to the lesser of 500,000 or 3% of outstanding shares; (iii) and other administrative provisions. The amended 2005 Plan was approved by the stockholders of the Company on November 28, 2006. On January 9, 2007, and February 27, 2008, the Board of Directors replenished the 2005 Plan with 500,000 shares on both dates, available for granting of additional options.

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

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

A total of 4,731,990 shares have been authorized for issuance under the 2000 Plan and the 2005 Plan (the "Plans"). Of the shares that have been authorized for issuance, 1,433,156 and 1,414,266 shares have been issued for options which have been exercised as of December 31, 2008 and 2007, respectively, and 1,592,474 and 1,215,633 shares have been reserved for options that are outstanding as of December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, there were 1,210,560 and 1,213,095 shares available for granting of additional options, respectively.

During the year ended December 31, 2006, the Company's board of directors granted stock options to the Company's management and employees to purchase a total of 750,000 shares of the Company's common stock upon the consummation of an initial public offering. The stock options were granted at the initial public offering price of $11.00, which was the fair market value on the date of grant.  During the year ended December 31, 2007, the Company's board of directors granted 123,000 options with exercise prices ranging from $11.85 to $20.34, which was equal to or greater than the fair value of the underlying common stock on the date of each grant.  During the year ended December 31, 2008, the Company's board of directors granted 651,200 options with exercise prices ranging from $5.94 to $16.25, which was equal to or greater than the fair value of the underlying common stock on the date of each grant.

A summary of the option activity under the Plans is as follows:

		Weighted Average
		Exercise Price
	Shares	Per Share

Outstanding at December 31, 2005	558,384	$9.22
Granted	750,000	11.00
Exercised	(9,378)	3.40
Canceled	(13,890)	9.12
Outstanding at December 31, 2006	1,285,116	$10.31
Granted	123,000	18.22
Exercised	(31,734)	3.21
Canceled	(160,749)	10.91
Outstanding at December 31, 2007	1,215,633	$11.21
Granted	651,200	11.83
Exercised	(18,890)	9.22
Canceled	(255,469)	12.90
Outstanding at December 31, 2008	1,592,474	$11.22
Exercisable at December 31, 2006	214,277	$9.05
Exercisable at December 31, 2007	559,050	$10.13
Exercisable at December 31, 2008	744,064	$10.42

A summary of options outstanding and exercisable as of December 31, 2008 are as follows:

	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average	Weighted Average	Number of Shares
Range of Exercise	Outstanding at	Per Share	Remaining Life	Exercisable at	Weighted Average
Price Per Share	December 31, 2008	Exercise Price	(Years)	December 31, 2008	Exercise Price

$1.20 to $8.40	278,818	$8.28	6.27	268,318	$8.36
$9.31 to $10.91	548,401	$10.52	9.06	72,201	$10.78
$11.00 to $14.40	562,255	$11.33	7.88	385,374	$11.41
$16.25 to $20.40	203,000	$16.84	9.05	18,171	$18.73
	1,592,474	$11.22	8.15	744,064	$10.42

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

On December 13, 2006, the Company issued 2,728 shares of restricted common stock under the 2005 Plan to one of its outside directors. During the years ended December 31, 2008 and 2007, the Company issued a total of 18,999 and 16,926 shares of restricted common stock, respectively, under the 2005 Plan to seven outside directors. The resulting compensation expense from the restricted stock grants is recognized on a straight-line basis over the requisite service period, which equals the restricted stock vesting term of one year. The Company determined the fair market value of the restricted stock granted on December 13, 2006, based upon the initial public offering price of our stock, which was $11.00. The fair market value of the restricted stock granted during the year ended December 31, 2007 ranged from $13.11 to $17.36, which was based upon the fair value of the Company's common stock on the date of each grant.  The fair market value of the restricted stock granted during the year ended December 31, 2008 was $8.68, which was based upon the fair value of the Company’s common stock on the date of grant.

During the year ended December 31, 2008, the Company's board of directors, through its compensation committee, granted 651,200 options under the 2005 Plan to employees of the Company, including officers, with an exercise price ranging from $5.94 to $16.25, which was equal to or greater than the fair value of the underlying common stock on the date of grant.

During the year ended December 31, 2008, the Company's board of directors, through its compensation committee, granted 45,000 restricted stock units under the 2005 Plan to officers of the Company. The fair market value of the restricted stock units granted was $16.25, which was based upon the fair value of the Company's common stock on the date of grant. The resulting compensation expense from the restricted stock unit grants is recognized on a straight-line basis over the requisite service period, which equals the restricted stock unit vesting term of fifteen months. As of December 31, 2008, 7,500 of these restricted stock units were cancelled.

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

As noted earlier, during the year ended December 31, 2008, the Company launched SoluCLENZ, a solubilized benzoyl peroxide gel for the treatment of acne, which is available only by prescription, and is currently the only product that the Company dispenses through the pharmacy Rx channel, the Company’s newest operating segment. The Company now operates its business on the basis of three reportable segments (i) physician dispensed (formerly known as “skin health”), (ii) licensing and (iii) the pharmacy Rx channel. The physician dispensed segment produces a broad range of topical skin health systems and products that enable physicians to sell products to their patients to treat a range of skin conditions, including pre-mature aging, photo-damage, hyperpigmentation, acne and soft tissue deficits, such as fine lines and wrinkles. The pharmacy Rx segment includes prescription and OTC dermatological products that are dispensed through pharmacies.  The licensing segment includes revenues generated from licensing arrangements with international distributors that specialize in the distribution and marketing of OTC medical oriented products in the drug store, retail and aesthetic spa channels.

Management evaluates its segments on a revenue and gross profit basis, which is presented below. The United States information is presented separately as the Company's headquarters reside in the United States. United States sales represented 84% and 85% of total consolidated net sales for the year ended December 31, 2008 and 2007, respectively,  No other country or single customer generates over 10% of total Company consolidated net sales.

All of the Company's long-lived assets are located in the United States. The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2008	2007	2006
Net sales by segment
Physician dispensed	$99,614	$97,992	$73,940
Pharmacy Rx	162	—	—
Licensing	4,817	4,656	4,056
Net Sales	$104,593	$102,648	$77,996

Gross profit by segment
Physician dispensed	$79,874	$80,089	$60,650
Pharmacy Rx	105	—	—
Licensing	4,683	4,510	3,879
Gross profit	$84,662	$84,599	$64,529

Geographic information
United States	$87,516	$87,040	$63,929
International	17,077	15,608	14,067
Net sales	$104,593	$102,648	$77,996

	Year Ended December 31,
	2008	2007	2006
Net sales by product line
Physician dispensed
Nu-Derm	$58,378	$62,184	$53,836
Vitamin C	12,380	11,438	9,986
Elasticity	11,643	8,356	2,278
Therapeutic	6,098	5,753	180
Other	11,115	10,261	7,660
Total	99,614	97,992	73,940
Pharmacy Rx	162	—	—
Licensing	4,817	4,656	4,056
Total net sales	$104,593	$102,648	$77,996

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Note 13: 401(k) plan

On February 1, 1999, the Company established an employee savings and retirement plan and a 401(k) defined contribution retirement plan, covering substantially all full-time employees. Beginning April 2006, the Company matched 100% of employee contributions up to 2% of employee compensation. Effective January 1, 2008, the Company modified the 401(k) defined contribution retirement plan to match 100% of employee contributions up to 3% of employee compensation and 50% of employee contributions of the next 2% of employee compensation to a maximum of 4% of employee compensation.  The Company may also make, at the discretion of the board of directors, additional contributions subject to statutory limits.

The Company contributed approximately $548, $213, and $125 for the years ended December 31, 2008, 2007, and 2006, respectively. Administrative expenses paid on behalf of the plan were nominal for each of the respective years.

Note 14: Quarterly Financial Data (Unaudited)

Quarterly financial data for the years ended December 31, 2008 and 2007 are as follows:

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Net sales	$25,374	$27,772	$26,012	$25,435
Gross profit	$20,653	$22,719	$20,898	$20,392
Net income	$2,993	$4,504	$2,907	$2,184
Net income attributable to common shares
Basic	$0.13	$0.20	$0.13	$0.10
Diluted	$0.13	$0.20	$0.13	$0.10

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Net sales	$23,046	$26,067	$26,281	$27,254
Gross profit	$19,085	$21,507	$21,677	$22,330
Net income	$2,926	$3,936	$3,862	$4,479
Net income attributable to common shares
Basic	$0.13	$0.18	$0.18	$0.20
Diluted	$0.13	$0.18	$0.18	$0.20

Due to the deteriorating economic conditions during the three months ended December 31, 2008, the Company increased its allowance for doubtful accounts and sales returns by $300.

Note 15: Subsequent Events

As of November 30 and December 31, 2008 and January 31, 2009, the Company was not in compliance with its non-financial covenant requiring it to submit a listing of intellectual property to the lender each month.  On February 18, 2009, a waiver was obtained by the Company for November 30 and December 31, 2008 and January 31, 2009.

On March 3, 2009, the Company's board of directors, through its compensation committee, granted 293,000 options under the 2005 Plan to employees of the Company, including officers, with an exercise price ranging from $4.69 to $5.86, which was greater than or equal to the fair value of the underlying common stock on the date of grant.