Form 10-Q
period 2009-03-31
Obagi Medical Products, Inc.
filed 2009-05-08
CIK 1375247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

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

    There were 22,044,872 shares of the registrant's common stock issued and outstanding as of April 30, 2009.

OBAGI MEDICAL PRODUCTS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I

  ITEM 1: FINANCIAL STATEMENTS

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$15,221	$13,938
Short-term investments	8,000	6,000
Accounts receivable, net	20,724	20,648
Accounts receivable from related parties, net	428	518
Inventories, net	6,638	6,845
Prepaid expenses and other current assets	5,803	6,404
Total current assets	56,814	54,353
Property and equipment, net	5,507	5,340
Goodwill	4,629	4,629
Intangible assets, net	5,313	5,267
Other assets	2,431	2,670
Total assets	$74,694	$72,259
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,045	$6,478
Current portion of long-term debt	46	47
Accrued liabilities	3,371	3,679
Total current liabilities	11,462	10,204
Long-term debt	12	18
Other long-term liabilities	1,592	1,516
Total liabilities	13,066	11,738
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized,
22,691,238 and 22,691,238 shares issued and 22,044,872
and 22,044,872 shares outstanding at March 31, 2009
and December 31, 2008, respectively	23	23
Additional paid-in capital	58,470	58,026
Accumulated earnings	7,202	6,557
Treasury stock, at cost; 627,367 shares at March 31, 2009
and December 31, 2008	(4,016)	(4,016)
Accumulated other comprehensive loss	(51)	(69)
Total stockholders' equity	61,628	60,521
Total liabilities and stockholders' equity	$74,694	$72,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Income
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2009	2008

Net sales	$22,620	$25,374
Cost of sales	5,058	4,721
Gross profit	17,562	20,653
Selling, general and administrative expenses	15,470	14,295
Research and development expenses	1,091	1,436
Income from operations	1,001	4,922
Interest income	60	103
Interest expense	(18)	(37)
Income before provision for income taxes	1,043	4,988
Provision for income taxes	398	1,995
Net income	$645	$2,993

Net income attributable to common shares
Basic	$0.03	$0.13
Diluted	$0.03	$0.13

Weighted average common shares outstanding
Basic	22,044,872	22,646,254
Diluted	22,046,176	22,777,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income
(Dollars in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Accumulated Other
	Shares	Amount	Capital	Earnings	Shares	Amount	Comprehensive Loss	Total

Balances, as of December 31, 2008	22,672,239	$23	$58,026	$6,557	(627,367)	$(4,016)	$(69)	$60,521
Comprehensive income:
Translation adjustment, net of tax effect ($11 benefit)	—	—	—	—	—	—	18	18
Net income for the three months ended March 31, 2009	—	—	—	645	—	—	—	645
Total comprehensive income								663
Stock compensation expense	—	—	444	—	—	—	—	444
Balances, as of March 31, 2009	22,672,239	$23	$58,470	$7,202	(627,367)	$(4,016)	$(51)	$61,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$645	$2,993
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	636	622
Loss on disposal of property and equipment	55	—
Provision for (recovery of) doubtful accounts	121	(85)
Write off of prepaids and deposits related to SoluCLENZ	441	—
Stock compensation expense	444	462
Changes in operating assets and liabilities
Accounts receivable	(107)	1,944
Income taxes receivable	(38)	559
Inventories	207	(549)
Prepaid expenses and other current assets	198	(313)
Other assets	237	83
Accounts payable	1,567	754
Accrued liabilities	(308)	1,142
Other long-term liabilities	76	—
Net cash provided by operating activities	4,174	7,612
Cash flows from investing activities
Purchases of property and equipment	(647)	(201)
Purchase of other intangible assets	(255)	(174)
Purchase of short-term investments	(2,000)	—
Net cash used in investing activities	(2,902)	(375)
Cash flows from financing activities
Principal payments on capital lease obligations	(7)	(8)
Proceeds from exercise of stock options	—	69
Net cash (used in) provided by financing activities	(7)	61
Effect of exchange rate changes on cash and cash equivalents	18	(18)
Net increase in cash and cash equivalents	1,283	7,280
Cash and cash equivalents at beginning of period	13,938	14,054
Cash and cash equivalents at end of period	$15,221	$21,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Note 1: Description of Business and Basis of Presentation

Obagi Medical Products, Inc. (the "Company") is a specialty pharmaceutical company focused on the aesthetic and skin health markets. The Company develops and commercializes prescription-based, topical skin health systems. The Company is incorporated under the laws of the state of Delaware. The Company markets the vast majority of its products through its own sales force throughout the United States, and through 19 distribution partners in 43 other countries in regions including North America, Europe, the Far East, the Middle East, Central America, and South America. Until April 13, 2009, the Company sold one of its products in the pharmacy Rx channel through an outside contract sales organization (Note 5).  The Company also licenses certain non-prescription product concepts under the Obagi trademark to a large Japanese based pharmaceutical company for sale through consumer distribution channels in Japan.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to fairly state the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual periods and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2008. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or any other period(s).

Note 2: Recent Accounting Pronouncements

        In April 2009, the Financial Accounting Standards Board (“FASB”) issued Financial Statement Position (“FSP”) FAS 115-2 and FAS 124-2 (“FSP FAS 115-2”), Recognition and Presentation of Other-Than-Temporary Impairments, which is effective for the Company for the quarterly period beginning April 1, 2009. FSP FAS 115-2 amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company believes that the adoption of FSP FAS 115-2 will not have an impact on its financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board ("APB") 28-1 (“FSP FAS 107-1”), Interim Disclosures about Fair Value of Financial Instruments, which is effective for the Company for the quarterly period beginning April 1, 2009. FSP FAS 107-1 requires an entity to provide the annual disclosures required by FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. The Company believes that the adoption of FSP FAS 107-1 will not have an impact on its financial statements as the Company has not drawn on its credit facility.

Note 3: Composition of Certain Financial Statement Captions

Property and Equipment

	March 31,	December 31,
	2009	2008

Furniture and fixtures	$747	$733
Computer software and equipment	4,188	3,494
Lab and office equipment	888	888
Leasehold improvements	4,192	4,054
Capital lease (office equipment)	115	115
Construction in progress	394	648
	10,524	9,932
Less accumulated depreciation and amortization	(5,017)	(4,592)
	$5,507	$5,340

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share amounts)
        During the three months ended March 31, 2009, the Company recorded a loss on disposal of fixed assets of $55. The loss is reported as a component of selling, general and administrative expenses in the accompanying Condensed Statements of Income.

Inventories

Inventories consist of raw materials and finished goods manufactured both through contracted third party manufacturers and in-house and purchased from third parties and are valued at the lower of cost or market. During the three months ended March 31, 2009, the Company changed its costing method from actual cost to standard costing, which approximates actual cost.  Cost is determined by the first-in, first-out method. Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory reserves are measured as the difference between cost of inventory and the estimated net realizable value. Provision for inventory reserves is charged to cost of sales. The Company's estimated inventory reserve is provided for in the condensed consolidated financial statements and actual reserve requirements approximated management's estimates.

	March 31,	December 31,
	2009	2008

Raw materials	$3,025	$2,957
Finished goods	4,829	4,526
Inventory on consignment	18	59
	7,872	7,542
Less reserve for inventories	(1,234)	(697)
	$6,638	$6,845

Inventory on consignment represents the amount of SoluCLENZ shipped to wholesalers and chain drug stores that had not been recognized as revenue.  This inventory was fully reserved as of March 31, 2009 (Note 5).

Accrued Liabilities

	March 31,	December 31,
	2009	2008

Salaries and related benefits	$1,217	$2,059
Deferred revenue	659	489
Income taxes payable	337	—
Amounts due from related parties (Note 7)	173	169
Other	985	962
	$3,371	$3,679

Approximately $593 of the deferred revenue balance relates to units of SoluCLENZRx Gel™ (“SoluCLENZ”) for which revenue has not yet been recognized (Note 5).

As of March 31, 2009, other long-term liabilities of $854, $617, and $121 represent the long-term portion of the tenant improvement credit, deferred rent and the FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 liability, respectively. As of December 31, 2008, other long-term liabilities of $879, $516, and $121 represents the long-term portion of the tenant improvement credit, deferred rent and the FIN 48 liability, respectively.

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

At March 31, 2009 and December 31, 2008, the carrying amounts and accumulated amortization of intangible assets are as follows:

	March 31, 2009			December 31, 2008
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value

Trademarks	$7,432	$(4,124)	$3,308	$7,367	$(4,032)	$3,335
Distribution rights	1,082	(1,011)	71	1,082	(984)	98
Covenant not-to-compete	931	(931)	—	931	(931)	—
Licenses	2,075	(1,365)	710	1,975	(1,107)	868
Other intangible assets	3,620	(2,396)	1,224	3,530	(2,564)	966
	$15,140	$(9,827)	$5,313	$14,885	$(9,618)	$5,267

Amortization expense related to all intangible assets, including certain amounts reflected in cost of sales, for the three months ended March 31, 2009 and 2008 was $209 and $205, respectively.

Note 5: Exit of Pharmacy Rx Channel

During the year ended December 31, 2008, the Company entered the pharmacy Rx channel for the first time by launching SoluCLENZ, a solubilized benzoyl peroxide gel for the treatment of acne, which was available only by prescription. The Company sold SoluCLENZ to pharmaceutical wholesalers, who had the right to return purchased product prior to the units being dispensed through patient prescriptions. On April 13, 2009, the Company announced that it would no longer sell SoluCLENZ in the pharmacy Rx channel as the distribution of a single prescription product through the pharmacy Rx channel and the ongoing investment to support that channel had become cost-prohibitive to the Company.

In connection with the exit of the pharmacy Rx channel, during the three months ended March 31, 2009, the Company recorded charges approximating $416 related to contractual deposits and obsolete selling materials (included within selling, general and administrative expenses in the Condensed Consolidated Statements of Income), primarily relating to our contract sales force dedicated to selling SoluCLENZ.  In addition, the Company reserved approximately $440 in inventory (included within cost of sales in the Condensed Consolidated Statements of Income).  As of March 31, 2009, there was approximately $593 in deferred revenue recorded as accrued liabilities in the Condensed Consolidated Balance Sheets relating to SoluCLENZ.  During the three months ended June 30, 2009, revenue for the units dispensed will be recognized and the remaining deferred revenue amount will be reclassified as amounts payable to distributors for product to be returned.

Note 6:  Income taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. As of March 31, 2009 and December 31, 2008, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $176 and $176, respectively. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2009 and December 31, 2008, accrued interest related to uncertain tax positions was $54 and $54, respectively.

The tax years 2003-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share amounts)
Income taxes are determined using an annual effective tax rate, which generally differs from the United States federal statutory rate, primarily because of state taxes. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, along with net operating losses and credit carryforwards.

The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Income tax benefits credited to stockholders' equity relate to tax benefits associated with amounts that are deductible for income tax purposes but do not impact net income. These benefits are principally generated from employee exercises of non-qualified stock options.

Note 7: Related-party transactions

One of our largest shareholders, Dr. Zein Obagi, was a 70% beneficial shareholder in Cellogique Corporation ("Cellogique"), the Company's largest international distribution partner. Effective March 20, 2009, Dr. Obagi sold his entire interest in Cellogique. On November 10, 2005, the Company entered into a new Distribution Agreement with Cellogique. The agreement granted Cellogique the exclusive right to promote, market, sell, distribute and sub-distribute certain specified products to customers within the Middle East.  In addition to his primary medical practice in Beverly Hills, California, Dr. Obagi is also a 75% owner of Obagi Dermatology – San Gabriel Annex, Inc. (“SGA”), who also purchases products from the Company. SGA is located in Southern California and caters to the local Chinese communities. Other than the ownership interest by Dr. Obagi, the Company is otherwise unrelated to SGA.

Total sales made to Dr. Obagi, Cellogique and SGA, and the related cost of sales for the three months ended March 31, 2009 and 2008, are included in the Company's Condensed Consolidated Statements of Income and are as follows:

	Three Months Ended March 31,
	2009	2008
Sales, net of discounts	$304	$941
Costs of sales	59	203

Combined amounts due from Dr. Obagi, Cellogique and SGA for product purchases at March 31, 2009 and December 31, 2008 are reflected in accounts receivable from related parties, net in the accompanying Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
	2009	2008
Due from Dr. Obagi	$273	$249
Due from Cellogique	104	242
Due from SGA	51	27
	$428	$518

Amounts payable to Dr. Obagi and Stonington Partners, Inc., the Company's largest stockholder owning approximately 21.4% of the Company's outstanding stock as of March 31, 2009, for any annual payment or expense reimbursement due to other stockholders and their affiliates for other services as of March 31, 2009 and December 31, 2008 are reflected in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
	2009	2008
Dr. Obagi	$163	$156
Stonington	10	13
	$173	$169

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share amounts)
Note 8: Commitments and Contingencies

Debt Compliance

As of March 31, 2009 and December 31, 2008, the Company did not have an outstanding balance on its credit facility entered into in November 2008.  However, as of November 30 and December 31, 2008 and January 31, 2009, the Company was not in technical compliance with its non-financial covenant requiring it to submit a listing of intellectual property to the lender each month.  On February 18, 2009, a waiver was obtained by the Company for November 30 and December 31, 2008 and January 31, 2009. As of December 31, 2008, the Company was in compliance with all other financial and non-financial covenants.  As of March 31, 2009, the Company was in compliance with all financial and non-financial covenants.

Litigation

From time to time, the Company is involved in litigation and other legal matters in the normal course of business. Management does not believe that the outcome of any current matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Note 9: Earnings per common share ("EPS")

The Company computes earnings per share in accordance with Statements of Financial Accounting Standards No. 128, Earnings per Share.  Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional potential common shares that would have been outstanding if the potential common shares had been issued and if the additional potential common shares were dilutive. Potential common shares are excluded from the computation if their effect is anti-dilutive. The Company's potential common shares consist of stock options and restricted stock awards issued under the Company's Stock Option Plans.

Under the treasury stock method, the assumed proceeds calculation includes: (a) the actual proceeds to be received from the employee upon exercise, (b) the average unrecognized compensation cost during the period and (c) any tax benefits that will be credited upon exercise to additional paid-in capital. The Company determines whether its windfall pool of available excess tax benefits is sufficient to absorb the shortfall. As of March 31, 2009, the Company did not have a shortfall. If it had, the effect of the hypothetical deferred tax asset write-off would reduce the assumed proceeds in the treasury stock calculation. If there is no pool of available excess tax benefits, or if the amount of the pool is insufficient to absorb the entire hypothetical deficient tax deduction, the amount of the deficiency that is charged to income tax expense is not considered to be a reduction of the assumed proceeds. Currently, the Company has determined that it has a sufficient windfall pool available.

Basic and diluted earnings per common share were calculated using the following weighted average shares outstanding for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Weighted average shares outstanding - basic	22,044,872	22,646,254
Effect of dilutive stock options	1,304	131,386
Weighted average shares outstanding - diluted	22,046,176	22,777,640

Diluted earnings per share does not include the impact of common stock options, unvested restricted stock units and unvested restricted stock then outstanding of 2,415,108 and 378,952 for the three months ended March 31, 2009 and 2008, respectively, as the effect of their inclusion would be anti-dilutive.

Note 10: Stock Options

During the three months ended March 31, 2009, the Company's Board of Directors, through its Compensation Committee, granted 293,000 options under the 2005 Stock Incentive Plan to employees of the Company, including officers, with an exercise price ranging from $4.69 to $5.86, which was equal to or greater than the fair value of the underlying common stock on the date of grant.  As of March 31, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2,362, which is expected to be recognized over a weighted average period of approximately 2.29 years.

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

At March 31, 2009, the Company operated its business on the basis of three reportable segments (i) physician dispensed, (ii) pharmacy Rx and (iii) licensing.  The physician dispensed segment produces a broad range of topical skin health systems and products that enable physicians to sell products to their patients to treat a range of skin conditions, including pre-mature aging, photo-damage, hyperpigmentation, acne and soft tissue deficits, such as fine lines and wrinkles. The pharmacy Rx segment included prescription and over-the-counter dermatological products that are dispensed through pharmacies.  The licensing segment includes revenues generated from licensing arrangements with international distributors that specialize in the distribution and marketing of over-the-counter (“OTC”) medical oriented products in the drug store, retail and aesthetic spa channels.  As of April 13, 2009, the Company no longer sells in the pharmacy Rx segment.

Management evaluates its segments on a revenue and gross profit basis, which is presented below. The United States information is presented separately as the Company's headquarters reside in the United States. United States sales represented 85% and 84% of total consolidated net sales for the three months ended March 31, 2009 and 2008, respectively. No other country or single customer accounts for over 10% of total Company consolidated net sales.

All of the Company's long-lived assets are located in the United States. The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

	Three Months Ended March 31,
	2009	2008
Net sales by segment
Physician Dispensed	$21,623	$24,185
Pharmacy Rx	238	—
Licensing	759	1,189
Net sales	$22,620	$25,374

Gross profit by segment
Physician Dispensed	$17,054	$19,497
Pharmacy Rx	(221)	—
Licensing	729	1,156
Gross profit	$17,562	$20,653

Geographic information
United States	$19,228	$21,430
International	3,392	3,944
Net sales	$22,620	$25,374

	Three Months Ended March 31,
	2009	2008
Net sales by product line
Physician dispensed
Nu-Derm	$11,907	$12,716
Vitamin C	2,642	2,855
Elasticity	2,097	4,570
Therapeutic	2,466	1,442
Other	2,511	2,602
Total	21,623	24,185
Pharmacy Rx	238	—
Licensing	759	1,189
Total net sales	$22,620	$25,374

Note 12:  Subsequent Events

On April 13, 2009, the Company announced that it no longer would sell SoluCLENZ in the pharmacy Rx channel as the distribution of a single prescription product through the pharmacy Rx channel and the ongoing investment to support that channel has become cost-prohibitive to the Company.  The Company made this decision, after discussions with and concurrence of, its Board of Directors.  See Note 5.

Pursuant to the 2005 Stock Incentive Plan (“2005 Plan”), on April 15, 2009, the Board of Directors replenished the 2005 Plan with 500,000 shares, for a total of 3,000,000 shares authorized for issuance, of which 2,121,703 shares are available for granting of additional options or issuance of shares.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the "Risk Factors" section of our 2008 Annual Report on Form 10-K and Item IA of Part II of this report on Form 10-Q. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

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

Current products.     Our primary product line is the Obagi Nu-Derm® System, which we believe is the only clinically proven, prescription-based, topical skin health system on the market that has been shown to enhance the skin's overall health by correcting photo-damage at the cellular level, resulting in a reduction of the visible signs of aging. The primary active ingredients in this system are 4% hydroquinone and over the counter, or OTC, skin care agents. In April 2004, we introduced the Obagi-C Rx™ System consisting of a combination of prescription and OTC drugs and adjunctive cosmetic skin care products to treat skin conditions resulting from sun damage and the oxidative damage of free radicals. The central ingredients in this system are 4% hydroquinone and Vitamin C. In October 2005, we launched the Obagi Professional-C products, a complete line of proprietary, non-prescription products, which consists of Vitamin C serums used to reduce the appearance of damage to the skin caused by ultraviolet radiation and other environmental influences. In July 2006, we launched our Obagi Condition & Enhance™ System, for use in conjunction with commonly performed cosmetic procedures including Botox® injections. In October 2006, we launched our first product in the ELASTIderm™ product line, an eye cream for improving the elasticity and skin tone around the eyes. We introduced the CLENZIderm M.D.™ system and a second product in the ELASTIderm™ product line to address acne and skin elasticity around the eye, respectively, based on positive interim clinical results, in February 2007. In July 2007, we launched our second system in the CLENZIderm M.D.™ line, CLENZIderm M.D.™ System II, which is specifically formulated for normal to dry skin. In August 2007, we launched two new Nu-Derm Condition & Enhance™ Systems.  One is designed specifically for use with non-surgical procedures while the other has been developed for use with surgical procedures.  In February 2008, we launched ELASTIderm™ Décolletage, a system to treat skin conditions resulting from sun damage and improve the elasticity and skin tone for the neck and chest area. We also market tretinoin, used for the topical treatment of acne in the U.S., and Obagi Blue Peel® products, used to aid the physician in the application of skin peeling actives. In August 2008, we entered the pharmacy Rx channel with our first product, SoluCLENZ™, a solubilized benzoyl peroxide gel for the treatment of acne.  In April 2009, we announced our exit of the pharmacy Rx channel.  In January 2009, we introduced the Obagi Rosaclear™ system, which is an all in one prescription based system that treats the signs and symptoms of rosacea.

Future products.     We focus our research and new product development activities on improving the efficacy of established prescription and OTC therapeutic agents by enhancing the penetration of these agents across the skin barrier using our proprietary technologies collectively known as Penetrating Therapeutics™. There can be no assurance that we will be able to introduce any additional systems using these technologies.

U.S. distribution.     We market all of our products through our direct sales force in the U.S. primarily to plastic surgeons, dermatologists and other physicians who are focused on aesthetic skin care.

Aesthetic skin care.     As of March 31, 2009, we sold our products to approximately 5,800 physician-dispensing accounts in the U.S., with no single customer accounting for more than 5% of our net sales. We generated U.S. net sales of $19.2 million and $21.4 million during the three months ended March 31, 2009 and 2008, respectively.

Retail Pharmacy Rx Channel.   As noted earlier, we launched SoluCLENZ into the pharmacy Rx channel during the year ended December 31, 2008.  We marketed SoluCLENZ through our dermatology sales force and an outside third party contract sales organization in the U.S. primarily to dermatologists.  We sold SoluCLENZ to pharmaceutical wholesalers who then distributed directly to the pharmacy to fill patient prescriptions.  On April 13, 2009, we announced that we would no longer sell SoluCLENZ in the pharmacy Rx channel as the distribution of a single prescription product through the pharmacy channel and the ongoing investment to support that channel had become cost-prohibitive for us.  We made this decision, after discussions with, and concurrence of, our Board of Directors.  During the three months ended March 31, 2009, we generated $0.2 million in revenues related to SoluCLENZ and incurred approximately $1.6 million in expenses to support the product and the channel, which includes the write off of approximately $0.4 million in nonrefundable deposits and selling materials.

In connection with the exit of the pharmacy channel, as of March 31, 2009, we recorded charges of approximating $0.4 million in contractual deposits primarily relating to our contract sales force dedicated to selling SoluCLENZ and reserved approximately $0.5 million in inventory.  We expect to incur additional costs related to the exit during the quarter ending June 30, 2009, as we finalize termination of various service provider contracts related to the pharmacy Rx channel.  Total costs expected to exit the channel, including the charges and reserves recorded as of March 31, 2009, are expected to be in the amount of $1.3 to $1.8 million on a pre-tax basis. We anticipate that we will have fully exited the channel by the end of the quarter ended June 30, 2009 or shortly thereafter.

We continue to believe, based upon the compelling clinical data, that our patented solubilized BPO is a novel technology.

International distribution.     We market our products internationally through 19 international distribution partners that have sales and marketing activities in 43 countries outside of the U.S. Much like our business model in the U.S., these distributors sell our products through direct sales representatives to physicians, or through alternative distribution channels depending on regulatory requirements and industry practices. We generated international net sales of $3.4 million and $3.9 million during the three months ended March 31, 2009 and 2008, respectively.

Licensing.     We market our products in the Japanese retail markets through a Trademark and Know-how license agreement with Rohto Pharmaceutical Co., LTD ("Rohto"). Under our agreement, Rohto is licensed to manufacture and sell a series of OTC products under the Obagi brand name in the Japanese drug store channel, and we receive a royalty based upon sales of Obagi branded products in Japan by Rohto. Rohto's Obagi branded products are sold through approximately 6,300 high-end drug stores. We have other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel. We receive royalties based upon these arrangements. We generated licensing revenue of $0.8 million and $1.2 million during the three months ended March 31, 2009 and 2008, respectively.

Results of operations.     As of March 31, 2009, we had accumulated earnings of $7.2 million. We reported net income of $0.6 million and $3.0 million for the three months ended March 31, 2009 and 2008, respectively.

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

Economy.     Many treatments in which our products are used are considered cosmetic in nature, are typically paid for by the patient out of disposable income and are generally not subject to reimbursement by third-party payors such as health insurance organizations. As a result, we believe that our current and future sales growth will, to some extent, be influenced by the economic conditions within the geographic markets in which we sell our products. During the three months ended March 31, 2009, we saw the unprecedented economic conditions within the U.S. have a negative impact on our revenue performance. We believe that the economic downturn has reduced disposable income, which we believe has led to reduced patient visits to physician offices for aesthetic procedures and patients using less product per application to extend the time needed for obtaining refills of product from their physicians. The U.S. economic slow down effect was seen in all of our product categories, as growth was slower than expected, but was more pronounced within the Nu-Derm product line.  At this time, it is extremely difficult to measure the severity, length, geographic and financial impact of the economic downturn and its longer term impact on our product sales, but we will continue to monitor it closely.  We believe that some of the negative impact may be partially offset due to the following: (i) the continued growth in our market share; (ii) the aesthetic nature of our products; (iii) the lower price point of our products compared to other aesthetic products and procedures in our market; (iv) the desire to maintain a healthy and youthful appearance; and (v) the demographics of the patients who use our products.

Future growth.     We believe that our future growth will be driven by increased direct sales coverage, penetration into non-core markets such as other medical specialties, ongoing marketing efforts to create increased awareness of the Obagi brand and the benefits of skin health and new product offerings. We plan to continue to invest resources on the commercialization of new applications of our current products, the continuing development of our pipeline of products and the in-licensing or acquisition of new product opportunities. However, due to the uncertainties in the economic markets, our current business plan does not anticipate that we will invest significant resources in these strategic initiatives over the near term.  As a result, we believe that our near-term on-going profitability is primarily dependent upon the continued success of our current product offerings.

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, sales returns and allowances, accounts receivable, inventory, goodwill and intangible assets, leases, stock-based compensation and accounting for income taxes have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation" of our 2008 Annual Report on Form 10-K filed with the Securities Exchange Commission on March 11, 2009.

Results of operations

The three months ended March 31, 2009 compared to the three months ended March 31, 2008

Net sales.     The following table compares net sales by product line and certain selected products for the three months ended March 31, 2009 and 2008:
	Three Months Ended
	2009	2008	Change
	(in thousands)
Net Sales by Product Category:
Physician dispensed
Nu-Derm	$11,907	$12,716	-6%
Vitamin C	2,642	2,855	-7%
Elasticity	2,097	4,570	-54%
Therapeutic	2,466	1,442	71%
Other	2,511	2,602	-3%
Total	21,623	24,185	-11%
Pharmacy Rx	238	—	—
Licensing	759	1,189	-36%
Total net sales	$22,620	$25,374	-11%

United States	85%	84%
International	15%	16%

        Net sales decreased by $2.8 million to $22.6 million during the three months ended March 31, 2009, as compared to $25.4 million during the three months ended March 31, 2008. Overall, we believe the economic conditions within the U.S. had a negative impact on our revenue performance during the three months ended March 31, 2009. We believe that the economic downturn has reduced disposable income, which we believe has led to reduced patient visits to physician offices for aesthetic products and procedures, and fewer such procedures being performed and products being purchased. The U.S. economic slow down effect was seen in all product categories, as growth was lower than expected, but was more pronounced within the Elasticity and Nu-Derm product lines.

Physician dispensed sales decreased $2.6 million, to $21.6 million during the three months ended March 31, 2009, as compared to $24.2 million during the three months ended March 31, 2008.  The decline was due to the following:  (i) a  $2.5 million decline in Elasticity sales primarily due to the increased promotional activity surrounding the launch of our ELASTIderm™ Décolletage product in February 2008 compared to the first quarter ended March 31, 2009; (ii) a decline in Nu-Derm sales of $0.8 million; and (iii) a combined sales decline of $0.3 million in the Vitamin C and Other product categories.  These declines were offset by an increase in the Therapeutic category of $1.0 million.  This growth was primarily attributable to the launch of our Rosaclear™ system, which contributed $1.3 million in sales during the three months ended March 31, 2009, and was offset by a decline of approximately $0.3 million in our CLENZIderm system sales.

Pharmacy Rx sales, which solely includes sales of our SoluCLENZ product, generated $0.2 million during the three months ended March 31, 2009.  Licensing fees decreased by $0.4 million.

Our aggregate sales decline was comprised of a $2.2 million decrease in the U.S. and a $0.6 million decrease from our international markets. International sales decline was primarily in the Elasticity and Nu-Derm categories and primarily came from three regions: (i) $0.3 million from the Middle East; (ii) $0.2 million from the America’s Region; (iii) $0.1 million from Europe and Other; offset by (iv) an increase of $0.4 million from the Far East Region. Our licensing fees decreased $0.4 million primarily due to new product launch delays and the economic downturn. We believe, depending upon its duration and severity, that a continued global economic slow down may negatively impact our future net sales.

Gross margin percentage.     Overall, our gross margin percentage decreased to 77.6% for the three months ended March 31, 2009 compared to 81.4% for the three months ended March 31, 2008.  The overall decline is primarily attributable to a decline in gross margin for our physician dispensed segment, which decreased to 78.9% compared to 80.6% for the same period last year.  The decline is primarily a result of an increase in discounting promotional activities.  Gross margin for our licensing segment decreased to 96.0% compared to 97.2% for the same period last year.   The decline is primarily due to a $0.4 million decline in our licensing fees during the three months ended March 31, 2009. During the three months ended March 31, 2009, pharmacy Rx gross margin was negative due to a $0.4 million reserve on SoluCLENZ inventory in connection with our exit of the pharmacy Rx channel.  Cost of sales also consists of outbound shipping and handling, work order scrap, licensing and royalty fees related to licensed intellectual property, depreciation and amortization attributable to products sold, and an inventory reserve for shrinkage and write-downs.

Selling, general and administrative.     Selling, general and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock-based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expense and other selling expenses. Selling, general and administrative expenses increased $1.2 million to $15.5 million during the three months ended March 31, 2009, as compared to $14.3 million for the three months ended March 31, 2008. This increase is primarily due to the following: (i) a $1.6 million increase in expenses related to the distribution and support of our SoluCLENZ product in the pharmacy Rx channel, which includes a $0.4 million charge related to the write off of nonrefundable deposits; (ii) a $0.4 million increase in promotional expenses; (iii) a $0.2 million increase in our bad debt expense as our DSO has increased from 74 as of December 31, 2008 to 84 as of March 31, 2009; (iv) a $0.2 million increase in other expenses; (v) a $0.1 million increase in severance costs; and (vi) a $0.1 million increase in rent and related expenses due to the relocation of our corporate headquarters during the quarter ended September 30, 2008; offset by (i) a $0.8 million decrease in professional fees, consisting primarily of a reduction in legal expenses; and (ii) a $0.6 million decrease in salaries and related expenses, largely due to the reduction of headcount in operations and support personnel during the fourth quarter of 2008. As a percentage of net sales, selling, general and administrative expenses in the three months ended March 31, 2009 were 68% as compared to 56% for the three months ended March 31, 2008.

Research and development.     Research and development expenses decreased $0.3 million to $1.1 million for the three months ended March 31, 2009 as compared to $1.4 million for the three months ended March 31, 2008. The decrease is primarily due to the following: (i) a $0.2 million decrease in development costs related to new indications of our existing products; and (ii) a $0.1 million decrease in royalties paid to Dr. Obagi pursuant to the June 29, 2006 Services Agreement. As a percentage of net sales, research and development costs in the three months ended March 31, 2009 were 5% as compared to 6% in the three months ended March 31, 2008.

Interest income and Interest expense.     Interest income declined to $60,000 for the three months ended March 31, 2009 from $103,000 for the three months ended March 31, 2008.  We earn interest income from the investment of our cash balance into a higher interest rate yielding money market account.  Although our average cash and cash equivalents, including short term investments, increased from $18.1 million for the three months ended March 31, 2008 to $19.4 million for the three months ended March 31, 2009, our weighted average interest rate decreased from 2.68% during the three months ended March 31, 2008 to 1.54% during the three months ended March 31, 2009. Interest expense was $18,000 during the three months ended March 31, 2009, as compared to $37,000 for the three months ended March 31, 2008. The decline is attributable to amortization of debt issuance costs related to our line of credit entered into in November 2008 being lower for the three months ended March 31, 2009, than compared to our previous line of credit in place during the three months ended March 31, 2008.

Income taxes.     Income tax expense decreased $1.6 million to $0.4 million for three months ended March 31, 2009, as compared to $2.0 million for the three months ended March 31, 2008. Our effective tax rate was 38.2% for the three months ended March 31, 2009 and 40.0% for the three months ended March 31, 2008.  The decrease is primarily due to a decrease in state taxes and the utilization of the Federal research and development credit, extended on October 3, 2008, for the year ending December 31, 2009.

 Liquidity and capital resources

Trends and uncertainties affecting liquidity

Our primary sources of liquidity are our cash generated by operations and availability under our Revolving Credit Agreement (the “Facility”) entered into in November 2008.   As of March 31, 2009, we had approximately $23.2 million in cash and cash equivalents and short-term investments and $20.0 million available under the Facility.  We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to meet foreseeable liquidity requirements within the next twelve months.  The following has or is expected to impact liquidity:

▪	We expect to continue to invest in our Enterprise Resource Planning (“ERP”) system;

▪
On August 5, 2008, the Board of Directors gave us the authority to repurchase up to $10 million of our outstanding common shares in the open market over the next two years.  During the year ended December 31, 2008, we purchased $4.0 million of our outstanding stock.  We did not purchase outstanding stock during the three months ended March 31, 2009; and

▪
Our days sales outstanding (“DSO”) has increased from 74 days at December 31, 2008 to 84 at March 31, 2009.  In response, we have increased our allowance for doubtful accounts and sales returns to $1.4 million as of March 31, 2009, compared to $1.2 million as of December 31, 2008.

We are operating in an uncertain and volatile economic environment, which could have unanticipated adverse effects on our business. The pharmaceutical industry has been impacted by recent volatility in the financial markets, including declines in stock prices, and by uncertain economic conditions. Changes in food and fuel prices, changes in the credit and housing markets leading to the current financial and credit crisis, actual and potential job losses among many sectors of the economy, significant declines in the stock market resulting in large losses to consumer retirement and investment accounts, and uncertainty regarding future federal tax and economic policies have all added to declines in consumer confidence and curtailed consumer spending.

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

As of November 30 and December 31, 2008 and January 31, 2009, we were not in technical compliance with our non-financial covenant requiring us to submit a listing of intellectual property to the lender each month.  On February 18, 2009, we obtained a waiver for November 30 and December 31, 2008 and January 31, 2009.  We were in compliance with all other financial and non-financial covenants and we had no outstanding balance on the Facility as of December 31, 2008.

As of March 31, 2009, we had no outstanding balance on the Facility and we were in compliance with both our non-financial and financial covenants. We expect to remain in compliance during the remainder of 2009; however, economic conditions or the occurrence of events discussed under “Risk Factors” in our 2008 Annual Report on Form 10-K could cause noncompliance within our financial covenants.

We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity. As of March 31, 2009 and December 31, 2008, we had approximately $45.4 million and $44.1 million, respectively, in working capital.  During the three months ended March 31, 2009, we have invested approximately $0.6 million in capital expenditures, which largely consist of expenses related to our ERP system.  For the remainder of 2009, we expect to spend approximately $0.9 million in capital expenditures, primarily related to the completion of our ERP system, sales force automation and information technology upgrades.  We do expect to slow down our investing activities in response to the current economic conditions.  We intend to maintain our strong balance sheet.

Cash requirements for our business

Historically, we have generated cash from operations in excess of working capital requirements and through private and public sales of common stock. We currently invest our cash and cash equivalents in large money market funds and certificates of deposit with maturities no greater than one year. As of March 31, 2009 and December 31, 2008, we had approximately $23.2 million and $19.9 million, respectively, of cash and cash equivalents and short-term investments ..

On August 5, 2008, the Board of Directors authorized the repurchase of up to $10 million of our outstanding common shares over a period of two years.  The purchases are to be made in the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases are determined by a three person committee, consisting of members of our board and management, at its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors that may be discontinued at any time.  During the year ended December 31, 2008, we purchased 627,367 shares of our outstanding stock for a cost of $4.0 million.  We did not purchase any outstanding stock during the three months ended March 31, 2009.

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

Cash flow

Three months ended March 31, 2009.     For the three months ended March 31, 2009, net cash provided by operating activities was $4.2 million. The primary sources and uses of cash were $0.6 million in net income, including the effect of: (i) adjusting for non-cash items;  (ii) a net increase in accounts payable and current liabilities through timing of payment for operational and inventory purchases; (iii) a decrease in prepaid and other assets primarily due to the write down of contractual deposits and other prepaids associated with the exit of the pharmacy Rx channel; and (iv) a decrease of inventory primarily through the improvement in our inventory turn ratio from 2.7 to 2.8; offset by (ii) an increase in accounts receivable due to an increase in days sales outstanding, or DSO from 74 to 84.

Net cash used in investing activities was $2.9 million for the three months ended March 31, 2009. This was primarily due to the following: (i) the purchase of $2.0 million in short-term certificates of deposit; (ii) costs related to phase one of our new ERP system implemented during the three months ended March 31, 2009; (iii) website and software upgrades; and (iv) investments in licenses and patent related intellectual property. We anticipate spending approximately $1.5 million in total for the entire year of 2009 for capital expenditures primarily associated with the implementation of the new ERP system sales force automation and IT upgrades.

Net cash used in financing activities was $7,000 for the three months ended March 31, 2009. This was due to principal payments made on our capital lease obligations.

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

Recent accounting pronouncements

New accounting standards

In April 2009, the FASB issued FSP FAS 115-2, FAS 124-2 (“FSP FAS 115-2”), Recognition and Presentation of Other-Than-Temporary Impairments, which is effective for us for the quarterly period beginning April 1, 2009.  FSP FAS 115-2 amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. We do not believe the adoption of FSP FAS 115-2 will have an impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 (“FSP FAS 107-1”), Interim Disclosures about Fair Value of Financial Instruments, which is effective for us for the quarterly period beginning April 1, 2009. FSP FAS 107-1 requires an entity to provide the annual disclosures required by FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. We do not believe the adoption of FSP FAS 107-1 will have an impact on our financial statements as the Company has not drawn on its credit facility.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash primarily in certificates of deposit. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

Although substantially all of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the U.S. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

Interest rate risk

Our interest income and expense is more sensitive to fluctuations in the general level of U.S. prime rate and LIBOR interest rates than to changes in rates in other markets. Changes in U.S. LIBOR interest rates affect the interest earned on our cash and cash equivalents. At March 31, 2009, we had approximately $23.2 million of cash and cash equivalents and short term investments. If the interest rates on our cash and cash equivalents and short term investments were to increase or decrease by 1% for the year, annual interest income would increase or decrease by approximately $0.2 million.

Other risks

Generally we have been able to collect our accounts receivable in the ordinary course of business.  We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. Although our DSO has increased from 74 days at December 31, 2008 to 84 at March 31, 2009, and we continue to see a weakened economic environment, we do not believe that our accounts receivable balance represents a significant credit risk based upon our past collection experience.

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

ITEM 4:     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1:     LEGAL PROCEEDINGS

From time to time, we are involved in litigation and other legal matters in the normal course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM IA:   RISK FACTORS

The following risk factor has been updated from previous disclosure in our Annual Report on Form 10-K for the year ended December 31, 2008.  Due to our decision to discontinue sales of SoluCLENZ in April 2009, this risk factor will no longer be applicable to our business after the quarter ending June 30, 2009.

Since certain third party payors do not currently reimburse patients for SoluCLENZ, sales for the product have suffered to date and have affected the success of the launch of that product.

Our commercial success of SoluCLENZ depends in part on physicians’ willingness to prescribe the product based on the availability to patients of reimbursement from third-party payors, such as Medicare, Medicaid and private insurance companies.  These third-party payors frequently challenge the pricing of new drugs where they believe generic equivalents are available or that are not included on one of the three standard formulary lists.  Currently, one of the three major reimbursement compendiums does not permit reimbursement of SoluCLENZ and our sales have suffered as a result.  To the extent that certain patients continue to be unable to obtain reimbursement for SoluCLENZ based on the availability of a generic equivalent, future sales will continue to be impacted, and we may discontinue selling SoluCLENZ into the pharmacy Rx channel, which has resulted in $0.9 million and is expected to result in additional costs of approximately $1.3 million to $1.8 million in expenses related to the write-down of inventory and early termination of contracts.

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

OBAGI MEDICAL PRODUCTS, INC.

Date: May 7, 2009	By:	/s/ STEVEN R. CARLSON
Steven R. Carlson
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2009	By:	/s/ PRESTON S. ROMM
Preston S. Romm
Chief Financial Officer
(Principal Financial Officer)