Form 10-Q
period 2009-06-30
Obagi Medical Products, Inc.
filed 2009-08-07
CIK 1375247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

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

           There were 21,912,707 shares of the registrant's common stock issued and outstanding as of July 31, 2009.

OBAGI MEDICAL PRODUCTS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I

  ITEM 1: FINANCIAL STATEMENTS

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$18,615	$13,938
Short-term investments	7,743	6,000
Accounts receivable, net	21,548	20,648
Accounts receivable from related parties, net	282	518
Inventories, net	5,904	6,845
Prepaid expenses and other current assets	4,922	6,404
Total current assets	59,014	54,353
Property and equipment, net	5,206	5,340
Goodwill	4,629	4,629
Intangible assets, net	5,125	5,267
Other assets	2,359	2,670
Total assets	$76,333	$72,259
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,977	$6,478
Current portion of long-term debt	48	47
Accrued liabilities	3,765	3,510
Amounts due to related parties	338	169
Total current liabilities	11,128	10,204
Long-term debt	6	18
Other long-term liabilities	1,596	1,516
Total liabilities	12,730	11,738
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized,
22,748,068 and 22,691,238 shares issued and 21,912,707
and 22,044,872 shares outstanding at June 30, 2009
and December 31, 2008, respectively	23	23
Additional paid-in capital	58,956	58,026
Accumulated earnings	10,040	6,557
Treasury stock, at cost; 811,031 and 627,367 shares at June 30, 2009
and December 31, 2008, respectively	(5,348)	(4,016)
Accumulated other comprehensive loss	(68)	(69)
Total stockholders' equity	63,603	60,521
Total liabilities and stockholders' equity	$76,333	$72,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Income
(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$25,874	$27,772	$48,494	$53,146
Cost of sales	5,244	5,053	10,302	9,774
Gross profit	20,630	22,719	38,192	43,372
Selling, general and administrative expenses	14,770	13,980	30,240	28,275
Research and development expenses	1,287	1,281	2,378	2,717
Income from operations	4,573	7,458	5,574	12,380
Interest income	53	85	113	188
Interest expense	(18)	(28)	(36)	(65)
Income before provision for income taxes	4,608	7,515	5,651	12,503
Provision for income taxes	1,770	3,011	2,168	5,006
Net income	$2,838	$4,504	$3,483	$7,497

Net income attributable to common shares
Basic	$0.13	$0.20	$0.16	$0.33
Diluted	$0.13	$0.20	$0.16	$0.33

Weighted average common shares outstanding
Basic	22,013,728	22,652,066	22,029,214	22,649,160
Diluted	22,022,811	22,653,458	22,037,208	22,711,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income
(Dollars in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Other Accumulated Other
	Shares	Amount	Capital	Earnings	Shares	Amount	Comprehensive Loss	Total

Balances, as of December 31, 2008	22,672,239	$23	$58,026	$6,557	(627,367)	$(4,016)	$(69)	$60,521
Comprehensive income:
Translation adjustment, net of tax effect ($1 benefit)	—	—	—	—	—	—	1	1
Net income for the six months ended June 30, 2009	—	—	—	3,483	—	—	—	3,483
Total comprehensive income								3,484
Repurchase of common stock	—	—	—	—	(183,664)	(1,332)	—	(1,332)
Issuance of vested restricted stock units	32,500	—	—	—	—	—	—	—
Issuance of vested restricted stock	18,999	—	—	—	—	—	—	—
Stock compensation expense	—	—	930	—	—	—	—	930
Balances, as of June 30, 2009	22,723,738	$23	$58,956	$10,040	(811,031)	$(5,348)	$(68)	$63,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$3,483	$7,497
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,287	1,175
Loss on disposal of property and equipment	55	—
Provision for (recovery of) doubtful accounts	308	(8)
Write off of prepaids and deposits related to SoluCLENZ	441	—
Stock compensation expense	930	995
Changes in operating assets and liabilities
Accounts receivable	(970)	(131)
Income taxes receivable	1,016	—
Inventories	941	(2,263)
Prepaid expenses and other current assets	25	102
Other assets	307	529
Accounts payable	500	1,562
Accrued liabilities	255	609
Amounts due to related parties	169	35
Other long-term liabilities	80	—
Net cash provided by operating activities	8,827	10,102
Cash flows from investing activities
Purchases of property and equipment	(789)	(783)
Purchase of other intangible assets	(275)	(210)
Purchase of short-term investments	(1,743)	—
Net cash used in investing activities	(2,807)	(993)
Cash flows from financing activities
Principal payments on capital lease obligations	(12)	(17)
Repurchase of common stock	(1,332)	—
Proceeds from exercise of stock options	—	69
Net cash (used in) provided by financing activities	(1,344)	52
Effect of exchange rate changes on cash and cash equivalents	1	(23)
Net increase in cash and cash equivalents	4,677	9,138
Cash and cash equivalents at beginning of period	13,938	14,054
Cash and cash equivalents at end of period	$18,615	$23,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

Note 1: Description of Business and Basis of Presentation

Obagi Medical Products, Inc. (the "Company") is a specialty pharmaceutical company focused on the aesthetic and skin health markets. The Company develops and commercializes prescription-based, topical skin health systems. The Company is incorporated under the laws of the state of Delaware. The Company markets the vast majority of its products through its own sales force throughout the United States, and through 20 distribution partners in 44 other countries in regions including North America, Europe, the Far East, the Middle East, Central America, and South America. Until April 13, 2009, the Company sold one of its products in the pharmacy Rx channel through an outside contract sales organization (Note 5).  The Company also licenses certain non-prescription product concepts under the Obagi trademark to a large Japanese based pharmaceutical company for sale through consumer distribution channels in Japan.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to fairly state the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual periods and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2008. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or any other period(s).

Note 2: Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards ("SFAS") No. 167 (“SFAS No. 167”), Amendments to FASB Interpretation No. 46(R) (“FIN 46(R)”), which among other changes, eliminates the quantitative approach previously required by FIN 46(R) for determining the primary beneficiary of a variable interest entity.  This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after November 15, 2009, with early adoption prohibited.  The Company is currently evaluating the effects, if any, that SFAS No. 167 may have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 (“SFAS No. 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FAS No. 162.  The FASB Accounting Standards Codification ("Codification") will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The Company believes that the adoption of SFAS No. 168 will not have an impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165 (“SFAS No. 165”), Subsequent Events, which is effective for the Company for the quarterly period ending June 30, 2009.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement requires an entity (i) to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued, (ii) to disclose some nonrecognized subsequent events to keep the financial statements from being misleading, and (iii) to consider supplementing the historical financial statement with pro forma financial data.  The adoption of SFAS No. 165 did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued Financial Statement Position (“FSP”) No. FAS 157-4 (“FSP No. FAS 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, which among other things, provides additional guidance on  the factors that should be considered in estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when there has been significant decrease in market activity for a financial asset or liability as well as identifying circumstances that indicate a transaction is not orderly.  The Company adopted the provisions of this issue

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

beginning April 1, 2009.  The adoption of FSP No. FAS 157-4 did not have an impact on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 (“FSP No. FAS 115-2”), Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (i) it does not have the intent to sell the security, and (ii) it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company adopted the provisions of this issue beginning April 1, 2009.  The adoption of FSP No. FAS 115-2 did not have an impact on its consolidated financial statements.

       In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board ("APB") No. 28-1 (“FSP No. FAS 107-1”), Interim Disclosures about Fair Value of Financial Instruments, which requires an entity to provide the annual disclosures required by FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. The Company adopted the provisions of this issue beginning April 1, 2009. The adoption of FSP No. FAS 107-1 did not have an impact on its consolidated financial statements.

Note 3: Composition of Certain Financial Statement Captions

Property and Equipment

	June 30,	December 31,
	2009	2008

Furniture and fixtures	$747	$733
Computer software and equipment	4,359	3,494
Lab and office equipment	888	888
Leasehold improvements	4,201	4,054
Capital lease (office equipment)	115	115
Construction in progress	348	648
	10,658	9,932
Less accumulated depreciation and amortization	(5,452)	(4,592)
	$5,206	$5,340

    During the six months ended June 30, 2009, the Company recorded a loss on disposal of fixed assets of $55. The loss is reported as a component of selling, general and administrative expenses.

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

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008

Raw materials	$2,700	$2,957
Finished goods	4,177	4,526
Inventory on consignment	—	59
	6,877	7,542
Less reserve for inventories	(973)	(697)
	$5,904	$6,845

    Inventory on consignment represents the amount of SoluCLENZ Rx Gel™ (“SoluCLENZ”) shipped to wholesalers and chain drug stores that had not been recognized as revenue as of December 31, 2008 (Note 5).

Accrued Liabilities

	June 30,	December 31,
	2009	2008

Salaries and related benefits	$1,940	$2,059
Deferred revenue	42	489
Amounts payable to distributor and contract termination costs	870	—
Other	913	962
	$3,765	$3,510

        As of June 30, 2009, amounts payable to distributor and contract termination costs relate to our SoluCLENZ product line, of which $857 was reclassified from deferred revenue (Note 5).

As of June 30, 2009, Other long-term liabilities of $829, $637, and $130 represent the long-term portion of the tenant improvement credit, deferred rent and the FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, liability, respectively. As of December 31, 2008, Other long-term liabilities of $879, $516, and $121 represents the long-term portion of the tenant improvement credit, deferred rent and the FIN 48 liability, respectively.

During the three months ended June 30, 2009, the Company corrected an error in its vacation accrual for the three months ended March 31, 2009 that decreased selling, general and administrative expenses and income before income taxes by approximately $62 and net income by approximately $38.  There was no impact of the adjustment on earnings per share. Since the error was not material to any prior period, and is not expected to be material to the financial statements as of and for the year ended December 31, 2009, the Company recorded the correction of the error during the three months ended June 30, 2009.

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

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

    At June 30, 2009 and December 31, 2008, the carrying amounts and accumulated amortization of intangible assets are as follows:

	June 30, 2009			December 31, 2008
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value

Trademarks	$7,416	$(4,215)	$3,201	$7,367	$(4,032)	$3,335
Distribution rights	1,082	(1,038)	44	1,082	(984)	98
Covenant not-to-compete	931	(931)	—	931	(931)	—
Licenses	2,075	(1,417)	658	1,975	(1,107)	868
Other intangible assets	3,656	(2,434)	1,222	3,530	(2,564)	966
	$15,160	$(10,035)	$5,125	$14,885	$(9,618)	$5,267

    Amortization expense related to all intangible assets, including certain amounts reflected in cost of sales, for the three months ended June 30, 2009 and 2008 was $208 and $205, respectively, and for the six months ended June 30, 2009 and 2008 was $417 and $410, respectively.

Note 5: Exit of Pharmacy Rx Channel

In August 2008, the Company entered the pharmacy Rx channel for the first time by launching SoluCLENZ, a solubilized benzoyl peroxide gel for the treatment of acne, which was available only by prescription. The Company continually monitored the progress of the launch and the weekly sales data for SoluCLENZ. The Company determined that, based on available sales data, the distribution of a single prescription product through the pharmacy Rx channel and the ongoing investment to support that channel had become cost-prohibitive to the Company. On April 13, 2009, the Company announced that it would no longer sell SoluCLENZ in the pharmacy Rx channel.

In connection with the exit of the pharmacy Rx channel, during the three and six months ended June 30, 2009, the Company recorded charges approximating $353 and $769, respectively, related to contractual deposits, obsolete selling materials and other contract termination fees (included within “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income), primarily relating to the Company’s contract sales force that was dedicated to selling SoluCLENZ and the termination of certain contractual obligations related to SoluCLENZ.  In addition, during the three months ended March 31, 2009, the Company reserved approximately $440 in inventory (included within “Cost of sales” in the Condensed Consolidated Statements of Income).  During the three months ended June 30, 2009, no additional inventory reserve was required. During the three months and six months ended June 30, 2009, revenue for the units dispensed during the period was recognized and the remaining deferred revenue was reclassified as amounts payable to distributors for product to be returned.  The Company does not anticipate significant additional costs as a result of exiting the channel during the remainder of fiscal year 2009.

Note 6:  Income taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. As of June 30, 2009 and December 31, 2008, unrecognized tax benefits, all of which affect the effective tax rate if recognized, were $123 and $176, respectively. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009 and December 31, 2008, accrued interest related to uncertain tax positions was $6 and $54, respectively.

The tax years 2004-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

Note 7: Related-Party Transactions

One of our largest shareholders, Dr. Zein Obagi, was a 70% beneficial shareholder in Cellogique Corporation ("Cellogique"), the Company's largest international distribution partner. Effective March 20, 2009, Dr. Obagi sold his entire interest in Cellogique. As a result, after the quarter ended March 31, 2009, Cellogique is not considered a related party and no sales amounts are included in the tables below for the three months ended June 30, 2009. In addition to his primary medical practice in Beverly Hills, California, Dr. Obagi is also a 75% owner of Obagi Dermatology – San Gabriel Annex, Inc. (“SGA”), who also purchases products from the Company. SGA is located in Southern California and caters to the local Chinese communities. Other than the ownership interest by Dr. Obagi, the Company is otherwise unrelated to SGA.

Total sales made to Dr. Obagi, Cellogique (through March 20, 2009) and SGA, and the related cost of sales for the three and six months ended June 30, 2009 and 2008, are included in the Company's Condensed Consolidated Statements of Income and are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Sales, net of discounts	$136	$1,244	$478	$2,185
Costs of sales	16	245	75	448

Combined amounts due from Dr. Obagi, Cellogique and SGA for product purchases at June 30, 2009 and December 31, 2008 are reflected in accounts receivable from related parties, net in the accompanying Condensed Consolidated Balance Sheets as follows:

	June 30,	December 31,
	2009	2008
Due from Dr. Obagi	$211	$249
Due from Cellogique	—	242
Due from SGA	71	27
	$282	$518

Amounts payable to Dr. Obagi, who owns approximately 9.8% of the Company's outstanding stock as of June 30, 2009, for any annual payment or other services was $324 and $156, as of June 30, 2009 and December 31, 2008, respectively.

                Amounts payable to Stonington Partners, Inc., the Company's largest stockholder owning approximately 21.6% of the Company's outstanding stock as of June 30, 2009 for expense reimbursement was $14 and $13, as of June 30, 2009 and December 31, 2008, respectively.

Note 8: Commitments and Contingencies

Debt Compliance

As of June 30, 2009 and December 31, 2009, the Company did not have an outstanding balance on its credit facility entered into in November 2008.  However, as of November 30 and December 31, 2008 and January 31, 2009, the Company was not in technical compliance with its non-financial covenant requiring it to submit a listing of intellectual property to the lender each month.  On February 18, 2009, a waiver was obtained by the Company for November 30 and December 31, 2008 and January 31, 2009. As of December 31, 2008, the Company was in compliance with all other financial and non-financial covenants.  As of June 30, 2009, the Company was in compliance with all financial and non-financial covenants.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

Litigation

From time to time, the Company is involved in litigation and other legal matters in the normal course of business. At this time, management does not believe that the outcome of any current matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Employment Agreements

On June 15, 2009, the Company entered into an amended and restated employment agreement with Preston S. Romm, its Chief Financial Officer, Executive Vice President, Finance, Operations and Administration and Treasurer. Under the agreement, Mr. Romm is entitled to a base salary of $320 per year subject to annual cost of living increases or such greater increase as may be approved by the Board and an annual bonus of 60% of his base salary based upon achievement of certain Company and individual targets.  Under the agreement, either Mr. Romm or the Company may terminate his employment at any time. If Mr. Romm is terminated for cause or terminates his own employment, he is entitled to no severance. If Mr. Romm is terminated without cause or for good reason, he is entitled to twelve months severance. In addition, in the event the company is sold in an all cash transaction, all of Mr. Romm’s outstanding options accelerate immediately prior to the closing of such transaction.

 In the event the Company (or any successor in interest) fails to timely cure, Mr. Romm may resign upon expiration of the cure period.  Mr. Romm is also subject to a confidentiality covenant and a covenant not to solicit any employee to leave the Company’s (or any successor in interest) employ during the term of any severance period following the date of termination.  Any severance payment is conditioned upon execution by Mr. Romm of a release in form and substance satisfactory to the Company (or any successor in interest).

On June 15, 2009, the Company entered into amended and restated employment agreements with David S. Goldstein, the Company’s Executive Vice President of Global Sales and Field Marketing, and Laura B. Hunter, the Company’s Vice President, General Counsel and Secretary.  The terms of their amended and restated employment agreements are identical to Mr. Romm’s described above, with the exception of the following: (i) Mr. Goldstein and Ms. Hunter are entitled to an annual base salary of $295 and $260, respectively; (ii) Mr. Goldstein and Ms. Hunter are entitled to an annual bonus of 50% based upon achievement of certain Company and individual targets; and (iii) if Mr. Goldstein or Ms. Hunter are terminated without cause, they are entitled to six months severance. In the case of Ms. Hunter, she has no right to receive such severance payment until the one year anniversary of her date of employment which is September 3, 2009.

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

Under the treasury stock method, the assumed proceeds calculation includes: (i) the actual proceeds to be received from the employee upon exercise, (ii) the average unrecognized compensation cost during the period, and (iii) any tax benefits that will be credited upon exercise to additional paid-in capital. The Company determines whether its windfall pool of available excess tax benefits is sufficient to absorb the shortfall. As of June 30, 2009, the Company did not have a shortfall. If it had, the effect of the hypothetical deferred tax asset write-off would reduce the assumed proceeds in the treasury stock calculation. If there is no pool of available excess tax benefits, or if the amount of the pool is insufficient to absorb the entire hypothetical deficient tax deduction, the amount of the deficiency that is charged to income tax expense is not considered to be a reduction of the assumed proceeds. Currently, the Company has determined that it has a sufficient windfall pool available.

Basic and diluted earnings per common share were calculated using the following weighted average shares outstanding for the three and six months ended June 30, 2009 and 2008:

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average shares outstanding - basic	22,013,728	22,652,066	22,029,214	22,649,160
Effect of dilutive stock options	9,083	1,392	7,994	62,235
Weighted average shares outstanding - diluted	22,022,811	22,653,458	22,037,208	22,711,395

Diluted earnings per share does not include the impact of common stock options, unvested restricted stock units and unvested restricted stock then outstanding of 2,426,432 and 1,935,687 for the three months ended June 30, 2009 and 2008, respectively, and 2,441,432 and 1,361,202 for the six months ended June 30, 2009 and 2008, respectively, as the effect of their inclusion would be anti-dilutive.

Note 10: Stock Options

During the three and six months ended June 30, 2009, the Company's Board of Directors, through its Compensation Committee, granted 63,000 and 356,000 options, respectively, under the 2005 Stock Incentive Plan to employees of the Company, including officers, with exercise prices ranging from $4.69 to $6.92 per share, which was equal to or greater than the fair value of the underlying common stock on the date of grant.  Pursuant to the 2005 Stock Incentive Plan (“2005 Plan”), on April 15, 2009, the Board of Directors replenished the 2005 Plan with 500,000 shares, for a total of 3,000,000 shares authorized for issuance, of which 1,507,150 shares are available for granting of additional options or issuance of shares. As of June 30, 2009, total unrecognized stock-based compensation expense related to unnvested stock options was approximately $2,330, which is expected to be recognized over a weighted average period of approximately 2.20 years.

       During the three months ended June 30, 2009, there were 32,500 shares of restricted stock units that vested, all of which were granted by the Company’s Board of Directors under the 2005 Plan to executive officers of the Company during the three months ended March 31, 2008.  In addition, during the three months ended June 30, 2009, 18,999 shares of restricted stock vested, all of which were granted under the 2005 Plan to the Company's Board of Directors in June 2008.

      During the three months ended June 30, 2009, the Company granted 24,330 shares of restricted stock under the 2005 Plan to its Board of Directors, all of which will vest on June 11, 2010 assuming all directors remain on the Board. The resulting compensation expense from the restricted stock grants is recognized on a straight-line basis over the requisite service period, which equals the restricted stock vesting term of one year. The fair market value of the restricted stock granted was $7.40, which was based upon the fair value of the Company’s common stock on the date of grant.

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

                As noted earlier, during the year ended December 31, 2008, the Company launched SoluCLENZ, which was the only product that the Company dispensed through the pharmacy Rx channel.  On April 13, 2009, the Company announced it would no longer sell SoluCLENZ through the pharmacy Rx channel (Note 5).  As a result, the Company now operates its business on the basis of two reportable segments (i) physician dispensed and (ii) licensing.  The physician dispensed segment produces a broad range of topical skin health systems and products that enable physicians to sell products to their patients to treat a range of skin conditions, including pre-mature aging, photo-damage, hyperpigmentation, acne and soft tissue deficits, such as fine lines and wrinkles. The licensing segment includes revenues generated from licensing arrangements with international distributors that specialize in the distribution and marketing of over-the-counter (“OTC”) medical oriented products in the drug store, retail and aesthetic spa channels.  Sales and gross profit previously reported in the pharmacy Rx operating segment are now classified as physician dispensed as part of the Therapeutic product category. Prior periods have been reclassified to conform to the current presentation.

                Management evaluates its segments on a revenue and gross profit basis, which is presented below. The United States information is presented separately as the Company's headquarters reside in the United States. United States sales represented 81% and 84% of total consolidated net sales for the three months ended June 30, 2009 and 2008, respectively, and 83% and 84% of total consolidated net sales for the six months ended June 30, 2009 and 2008, respectively. No other country or single customer accounts for over 10% of total Company consolidated net sales.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

                All of the Company's long-lived assets are located in the United States. The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales by segment
Physician Dispensed	$24,636	$26,767	$46,497	$50,952
Licensing	1,238	1,005	1,997	2,194
Net sales	$25,874	$27,772	$48,494	$53,146

Gross profit by segment
Physician Dispensed	$19,424	$21,749	$36,257	$41,246
Licensing	1,206	970	1,935	2,126
Gross profit	$20,630	$22,719	$38,192	$43,372

Geographic information
United States	$20,985	$23,337	$40,213	$44,767
International	4,889	4,435	8,281	8,379
Net sales	$25,874	$27,772	$48,494	$53,146

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales by product line
Physician Dispensed
Nu-Derm	$14,002	$16,493	$25,909	$29,209
Vitamin C	3,299	3,427	5,941	6,282
Elasticity	2,269	2,533	4,366	7,103
Therapeutic	2,086	1,467	4,790	2,909
Other	2,980	2,847	5,491	5,449
Total	24,636	26,767	46,497	50,952
Licensing	1,238	1,005	1,997	2,194
Total net sales	$25,874	$27,772	$48,494	$53,146

Note 12:  Subsequent Events

The Company has performed an evaluation of subsequent events through August 6, 2009, which is the date the financial statements were issued, and determined that there were no subsequent events required to be reported.

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

We are a specialty pharmaceutical company focused on the aesthetic and therapeutic skin health markets. We develop and commercialize prescription-based, topical skin health systems that enable physicians to treat a range of skin conditions, including pre-mature aging, photo-damage, hyperpigmentation, acne, rosacea and soft tissue deficits, such as fine lines and wrinkles.

Current products.     Our primary product line is the Obagi Nu-Derm® System, which we believe is the only clinically proven, prescription-based, topical skin health system on the market that has been shown to enhance the skin's overall health by correcting photo-damage at the cellular level, resulting in a reduction of the visible signs of aging. The primary active ingredients in this system are 4% hydroquinone and OTC skin care agents. In April 2004, we introduced the Obagi-C® Rx System consisting of a combination of prescription and OTC drugs and adjunctive cosmetic skin care products to treat skin conditions resulting from sun damage and the oxidative damage of free radicals. The central ingredients in this system are 4% hydroquinone and Vitamin C. In October 2005, we launched the Obagi® Professional-C products, a complete line of proprietary, non-prescription products, which consists of Vitamin C serums used to reduce the appearance of damage to the skin caused by ultraviolet radiation and other environmental influences. In July 2006, we launched our Obagi Condition & Enhance™ System, for use in conjunction with commonly performed cosmetic procedures including Botox® and dermal filler injections. In October 2006, we launched our first product in the ELASTIderm™ product line, an eye cream for improving the elasticity and skin tone around the eyes. We introduced the Obagi CLENZIderm M.D.™ system and a second product in the ELASTIderm product line to address acne and skin elasticity around the eye, respectively, based on positive interim clinical results, in February 2007. In July 2007, we launched our second system in the Obagi CLENZIderm M.D. line, Obagi CLENZIderm M.D. system II, which is specifically formulated for normal to dry skin. In August 2007, we launched two new Condition & Enhance Systems.  One is designed specifically for use with non-surgical procedures while the other has been developed for use with surgical procedures.  In February 2008, we launched Obagi ELASTIderm Décolletage, a system to treat skin conditions resulting from sun damage and improve the elasticity and skin tone for the neck and chest area. We also market tretinoin, used for the topical treatment of acne in the U.S., and Obagi Blue Peel® products, used to aid the physician in the application of skin peeling activities. In August 2008, we entered the pharmacy Rx channel with our first product, SoluCLENZ Rx Gel, a solubilized benzoyl peroxide gel for the treatment of acne.  In April 2009, we announced our exit of the pharmacy Rx channel.  In January 2009, we introduced the Obagi Rosaclear™ system, which is an all in one prescription based system that treats the signs and symptoms of rosacea.

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

Aesthetic skin care.     As of June 30, 2009, we sold our products to over 5,900 physician-dispensing accounts in the U.S., with no single customer accounting for more than 5% of our net sales. We generated U.S. net sales of $21.0 million and $23.3 million during the three months ended June 30, 2009 and 2008, respectively, and $40.2 million and $44.8 million during the six months ended June 30, 2009 and 2008, respectively.

Retail Pharmacy Rx Channel.   As noted earlier, we launched SoluCLENZ into the pharmacy Rx channel during the year ended December 31, 2008.  We marketed SoluCLENZ through our dermatology sales force and an outside third party contract sales organization in the U.S. primarily to dermatologists.  We sold SoluCLENZ to pharmaceutical wholesalers who then distributed directly to the pharmacy to fill patient prescriptions.  On April 13, 2009, we announced that, after careful monitoring of the available sales data, we would no longer sell SoluCLENZ in the pharmacy Rx channel as the distribution of a single prescription product through the pharmacy channel and the ongoing investment to support that channel had become cost-prohibitive for us.  We made this decision, after discussions with, and concurrence of, our Board of Directors.  During the three and six months ended June 30, 2009, we generated $0.1 million and $0.4 million in revenues related to SoluCLENZ, respectively, and incurred approximately $0.7 million and $2.2 million in expenses to support the product and the channel, respectively, which include costs to exit the channel.

In connection with the exit of the pharmacy Rx channel, during the three and six months ended June 30, 2009, we recorded charges approximating $0.4 million and $0.8 million, respectively, related to contractual deposits and obsolete selling materials primarily relating to our contract sales force that was dedicated to selling SoluCLENZ and the termination of certain contractual obligations related to SoluCLENZ.  In addition, during the three months ended March 31, 2009, we reserved approximately $0.4 million in inventory. During the three months ended June 30, 2009, no additional inventory reserve was required. During the three months ended June 30, 2009, revenue for the units dispensed during the period was recognized and the remaining deferred revenue was reclassified as amounts payable to distributors for product to be returned.  We do not anticipate significant additional costs as a result of exiting the channel during the remainder of fiscal year 2009.

We continue to believe, based upon the compelling clinical data, that our patented solubilized BPO is a novel technology.

International distribution.     We market our products internationally through 20 international distribution partners that have sales and marketing activities in 44 countries outside of the U.S. Much like our business model in the U.S., these distributors sell our products through direct sales representatives to physicians, or through alternative distribution channels depending on regulatory requirements and industry practices. We generated international net sales of $4.9 million and $4.4 million during the three months ended June 30, 2009 and 2008, respectively, and $8.3 million and $8.4 million during the six months ended June 30, 2009 and 2008, respectively.

Licensing.     We market our products in the Japanese retail markets through a Trademark and Know-how license agreement with Rohto Pharmaceutical Co., LTD ("Rohto"). Under our agreement, Rohto is licensed to manufacture and sell a series of OTC products under the Obagi brand name in the Japanese drug store channel, and we receive a royalty based upon sales of Obagi branded products in Japan by Rohto. Rohto's Obagi branded products are sold through approximately 6,300 high-end drug stores. We have other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel. We receive royalties based upon these arrangements. We generated licensing revenue of $1.2 million and $1.0 million during the three months ended June 30, 2009 and 2008, respectively, and $2.0 million and $2.2 million during the six months ended June 30, 2009 and 2008, respectively.

Results of operations.     As of June 30, 2009, we had accumulated earnings of $10.0 million. We reported net income of $2.8 million and $4.5 million for the three months ended June 30, 2009 and 2008, respectively, and $3.5 million and $7.5 million during the six months ended June 30, 2009 and 2008, respectively.

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

Economy. Many treatments in which our products are used are considered cosmetic in nature, are typically paid for by the patient out of disposable income and are generally not subject to reimbursement by third-party payers such as health insurance organizations. As a result, we believe that our current and future sales growth will, to some extent, be influenced by the economic conditions within the geographic markets in which we sell our products. During the six months ended June 30, 2009, we saw the unprecedented economic conditions within the U.S. have a negative impact on our revenue performance. We believe that the economic downturn has reduced disposable income, which we believe has led to reduced patient visits to physician offices for aesthetic procedures and patients using less product per application to extend the time needed for obtaining refills of product from their physicians. The U.S. economic slow down effect was seen in all of our product categories, but was more pronounced within the Nu-Derm and Elasticity product lines.  At this time, it is extremely difficult to measure the severity, length, geographic and financial impact of the economic downturn and its longer term impact on our product sales, but we will continue to monitor it closely.  We believe that some of the negative impact may be partially offset due to the following: (i) the continued growth in our market share; (ii) the aesthetic nature of our products; (iii) the lower price point of our products compared to other aesthetic products and procedures in our market; (iv) the desire to maintain a healthy and youthful appearance; and (v) the demographics of the patients who use our products.

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, sales returns and allowances, accounts receivable, inventory, goodwill and intangible assets, leases, stock-based compensation and accounting for income taxes have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2008 Annual Report on Form 10-K filed with the Securities Exchange Commission on March 11, 2009.

Results of operations

The three months ended June 30, 2009 compared to the three months ended June 30, 2008

Net sales.     The following table compares net sales by product line and certain selected products for the three months ended June 30, 2009 and 2008. Our sales previously reported in the pharmacy Rx operating segment are now classified as physician dispensed as part of the Therapeutic product category.  Prior periods have been reclassified to conform to the current presentation.

	Three Months Ended
	2009	2008	Change
	(in thousands)
Net Sales by Product Category:
Physician Dispensed
Nu-Derm	$14,002	$16,493	-15%
Vitamin C	3,299	3,427	-4%
Elasticity	2,269	2,533	-10%
Therapeutic	2,086	1,467	42%
Other	2,980	2,847	5%
Total	24,636	26,767	-8%
Licensing	1,238	1,005	23%
Total net sales	$25,874	$27,772	-7%

United States	81%	84%
International	19%	16%

Net sales decreased by $1.9 million to $25.9 million during the three months ended June 30, 2009, as compared to $27.8 million during the three months ended June 30, 2008. Overall, we believe the economic conditions within the U.S. had a negative impact on our revenue performance during the three months ended June 30, 2009. We believe that the economic downturn has reduced disposable income, which we believe has led to reduced patient visits to physician offices for aesthetic products and procedures, and fewer such procedures being performed and products being purchased. The U.S. economic slow down effect was seen in all product categories, but was more pronounced within the Elasticity and Nu-Derm product lines.

Physician dispensed sales decreased $2.2 million, to $24.6 million during the three months ended June 30, 2009, as compared to $26.8 million during the three months ended June 30, 2008.  The decline was due to the following:  (i) a decline in Nu-Derm sales of $2.5 million due to the continued slowdown of the economy; (ii) a $0.3 million decline in Elasticity sales; and (iii) a $0.1 million decline in Vitamin C sales. These declines were offset by: (i) an increase in the Therapeutic category of $0.6 million; and (ii) an increase of $0.1 million in the Other product category.  The growth in the Therapeutic category was primarily attributable to the launch of our Rosaclear system, which contributed $0.6 million in sales and SoluCLENZ, which contributed $0.1 million during the three months ended June 30, 2009, and was offset by a decline of approximately $0.1 million in our CLENZIderm system sales. Licensing fees increased by $0.2 million.

Our aggregate sales decline was comprised of a $2.4 million decrease in the U.S. and offset by a $0.5 million increase from our International markets. The increase in International sales was primarily in the Elasticity category and primarily came from two regions: (i) an increase of $0.5 million from Europe and Other; and (ii) $0.3 million from the Far East Region; offset by a $0.5 million decrease from the Middle East. Our licensing fees increased $0.2 million primarily due to a product relaunch. We believe, depending upon its duration and severity, that a continued global economic slow down may negatively impact our future net sales.

Gross margin percentage.     Overall, our gross margin percentage decreased to 79.7% for the three months ended June 30, 2009 compared to 81.8% for the three months ended June 30, 2008.  The overall decline is primarily attributable to a decline in gross margin for our physician dispensed segment, which decreased to 78.8% compared to 81.3% for the same period last year.  The decline is primarily a result of: (i) an increase in discounting promotional activities which had an impact of approximately $1.3 million; and (ii) a change in sales mix among products.  Gross margin for our licensing segment increased to 97.4% compared to 96.5% for the same period last year.   The increase is primarily due to a $0.2 million increase in our licensing fees during the three months ended June 30, 2009.

Selling, general and administrative.     Selling, general and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock-based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expense and other selling expenses. Selling, general and administrative expenses increased $0.8 million to $14.8 million during the three months ended June 30, 2009, as compared to $14.0 million for the three months ended June 30, 2008. This increase is primarily due to the following: (i) a $0.7 million increase in expenses related to our SoluCLENZ product, of which $0.4 million was due to contract termination costs and $0.3 million due to the wind down of distribution and support of the product  in the pharmacy Rx channel; (ii) a $0.3 million increase in salaries and related expenses, which includes $0.1 million in severance costs; (iii) a $0.2 million increase in expenses related to advertising and other marketing; (vi) a $0.1 million increase in promotional expenses; (v) a $0.1 million increase in rent and related expenses due to the relocation of our corporate headquarters during the quarter ended September 30, 2008; (vi) a $0.1 million increase in volume driven expense; and (vii) a $0.1 million increase in depreciation, primarily due to the implementation of our new Enterprise Resource

Planning (“ERP”) System in early 2009; offset by (i) a $0.7 million decrease in professional fees, consisting primarily of a reduction in legal expenses; and (ii) a $0.1 million decrease in other expenses.  As a percentage of net sales, selling, general and administrative expenses in the three months ended June 30, 2009 was 57% as compared to 50% for the three months ended June 30, 2008.

Research and development.     Research and development expenses remained flat at $1.3 million for the three months ended June 30, 2009 and June 30, 2008. This is primarily due to the following: (i)  a $0.3 million increase related to the development of new products; offset by (i) a $0.2 million decrease in development costs related to new indications of our existing products; and (ii) a $0.1 million decrease in royalties paid to Dr. Obagi pursuant to the June 29, 2006 Services Agreement.  As a percentage of net sales, research and development costs in the three months ended June 30, 2009 was 5% as compared to 5% in the three months ended June 30, 2008.

Interest income and Interest expense.     Interest income declined to $53,000 for the three months ended June 30, 2009 from $85,000 for the three months ended June 30, 2008.  We earn interest income from the investment of our cash balance into higher interest rate yielding certificate of deposits. Although our average cash and cash equivalents, including short term investments, increased from $21.5 million for the three months ended June 30, 2008 to $22.8 million for the three months ended June 30, 2009, our weighted average interest rate decreased from 1.82% during the three months ended June 30, 2008 to 0.86% during the three months ended June 30, 2009. Interest expense was $18,000 during the three months ended June 30, 2009, as compared to $28,000 for the three months ended June 30, 2008. The decline is attributable to amortization of debt issuance costs related to our line of credit entered into in November 2008 being lower for the three months ended June 30, 2009, than compared to our previous line of credit in place during the three months ended June 30, 2008.

Income taxes.     Income tax expense decreased $1.2 million to $1.8 million for three months ended June 30, 2009, as compared to $3.0 million for the three months ended June 30, 2008. Our effective tax rate was 38.4% for the three months ended June 30, 2009 and 40.0% for the three months ended June 30, 2008.  The decrease is primarily due to a decrease in state taxes and the utilization of the Federal research and development credit, extended on October 3, 2008, for the year ending December 31, 2009.

The six months ended June 30, 2009 compared to the six months ended June 30, 2008

Net sales.     The following table compares net sales by product line and certain selected products for the six months ended June 30, 2009 and 2008. Our sales previously reported in the pharmacy Rx operating segment are now classified as physician dispensed as part of the Therapeutic product category.   Prior periods have been reclassified to conform to the current presentation.

	Six Months Ended
	2009	2008	Change
	(in thousands)
Net Sales by Product Category:
Physician Dispensed
Nu-Derm	$25,909	$29,209	-11%
Vitamin C	5,941	6,282	-5%
Elasticity	4,366	7,103	-39%
Therapeutic	4,790	2,909	65%
Other	5,491	5,449	1%
Total	46,497	50,952	-9%
Licensing	1,997	2,194	-9%
Total net sales	$48,494	$53,146	-9%

United States	83%	84%
International	17%	16%

Net sales decreased by $4.7 million to $48.5 million during the six months ended June 30, 2009, as compared to $53.1 million during the six months ended June 30, 2008. Overall, we believe the economic conditions within the U.S. had a negative impact on our revenue performance during the six months ended June 30, 2009. We believe that the economic downturn has reduced disposable income, which we believe has led to reduced patient visits to physician offices for aesthetic products and procedures, and fewer such procedures being performed and products being purchased. The U.S. economic slow down effect was seen in all product categories but was more pronounced within the Elasticity and Nu-Derm product lines.

Physician dispensed sales decreased $4.5 million, to $46.5 million during the six months ended June 30, 2009, as compared to $51.0 million during the six months ended June 30, 2008.  The decline was due to the following:  (i) a decline in Nu-Derm sales of $3.3 million; (ii) a $2.7 million decline in Elasticity sales primarily due to the increased promotional activity surrounding the launch of our ELASTIderm Décolletage product in early 2008 compared to the six months ended June 30, 2009; and (iii) a combined sales decline of $0.4 million in the Vitamin C and Other product categories.  These declines were offset by an increase in the Therapeutic category of $1.9 million.  This growth was primarily attributable to the launch of our Rosaclear system, which contributed $1.9 million in sales and SoluCLENZ, which contributed $0.4 million during the six months ended June 30, 2009 and was offset by a decline of approximately $0.4 million in our CLENZIderm system sales. Licensing fees decreased by $0.2 million.

Our aggregate sales decline was comprised of a $4.6 million decrease in the U.S. and a $0.1 million decrease from our International markets. International sales decline was primarily in the Nu-Derm category and primarily came from two regions: (i) $0.8 million from the Middle East; (ii) $0.2 million from the America’s Region; offset by (i) an increase of $0.6 million from the Far East Region, and (ii) an increase of $0.5 million from Europe and Other. Our licensing fees decreased $0.2 million primarily due to new product launch delays and the economic downturn. We believe, depending upon its duration and severity, that a continued global economic slow down may negatively impact our future net sales.

Gross margin percentage.     Overall, our gross margin percentage decreased to 78.8% for the six months ended June 30, 2009 compared to 81.6% for the six months ended June 30, 2008.  The overall decline is primarily attributable to a decline in gross margin for our physician dispensed segment, which decreased to 78.0% compared to 81.0% for the same period last year.  The decline is primarily a result of: (i) a $0.4 million reserve on SoluCLENZ inventory in connection with our exit of the pharmacy Rx channel; (ii) an increase in discounting promotional activities; and (iii) a change in sales mix among products.  Gross margin for our licensing segment remained flat at  96.9%  for the six months ended June 30, 2009 compared to the same period last year.

Selling, general and administrative.     Selling, general and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock-based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expense and other selling expenses. Selling, general and administrative expenses increased $2.0 million to $30.2 million during the six months ended June 30, 2009, as compared to $28.3 million for the six months ended June 30, 2008. This increase is primarily due to the following: (i) a $2.2 million increase in expenses related to our SoluCLENZ product, of which $1.4 million was due to the distribution and support of the product in the pharmacy Rx channel and $0.8 million was due to the write off of nonrefundable deposits and the accrual of other contract termination costs; (ii) a $0.6 million increase in promotional expenses; (iii) a $0.4 million increase in advertising and other marketing expenses; (iv) a $0.3 million increase in volume driven activities; (v) a $0.2 million increase in severance costs;  (vi) a $0.2 million increase in rent and related expenses due to the relocation of our corporate headquarters during the quarter ended September 30, 2008; and (vii) a $0.1 million increase in depreciation and amortization; offset by (i) a $1.5 million decrease in professional fees, consisting primarily of a reduction in legal expenses; (ii) a $0.4 million decrease in salaries and related expenses, largely due to the reduction of headcount in our daily operations; and (iii) a $0.1 million decrease in noncash compensation.  As a percentage of net sales, selling, general and administrative expenses in the six months ended June 30, 2009 was 62% as compared to 53% for the six months ended June 30, 2008.

Research and development.     Research and development expenses decreased $0.3 million to $2.4 million for the six months ended June 30, 2009 as compared to $2.7 million for the six months ended June 30, 2008. The decrease is primarily due to the following: (i) a $0.5 million decrease in development costs related to new indications of our existing products; (ii) a $0.1 million decrease in royalties paid to Dr. Obagi pursuant to the June 29, 2006 Services Agreement, offset by a $0.3 million increase related to the development of new products. As a percentage of net sales, research and development costs in the six months ended June 30, 2009 was 5% as compared to 5% in the six months ended June 30, 2008.

Interest income and Interest expense.     Interest income declined to $0.1 million for the six months ended June 30, 2009 from $0.2 million for the six months ended June 30, 2008.  We earn interest income from the investment of our cash balance into higher interest rate yielding certificate of deposit account.  Although our average cash and cash equivalents, including short term investments, increased from $19.8 million for the six months ended June 30, 2008 to $21.1 million for the six months ended June 30, 2009, our weighted average interest rate decreased from 2.20% during the six months ended June 30, 2008 to 1.18% during the six months ended June 30, 2009. Interest expense was $36,000 during the six months ended June 30, 2009, as compared to $65,000 for the six months ended June 30, 2008. The decline is attributable to amortization of debt issuance costs related to our line of credit entered into in November 2008 being lower for the six months ended June 30, 2009, than compared to our previous line of credit in place during the six months ended June 30, 2008.

Income taxes.     Income tax expense decreased $2.8 million to $2.2 million for six months ended June 30, 2009, as compared to $5.0 million for the six months ended June 30, 2008. Our effective tax rate was 38.4% for the six months ended June 30, 2009 and 40.0% for the six months ended June 30, 2008.  The decrease is primarily due to a decrease in state taxes and the utilization of the Federal research and development credit, extended on October 3, 2008, for the year ending December 31, 2009.

 Liquidity and capital resources

Trends and uncertainties affecting liquidity

Our primary sources of liquidity are our cash generated by operations and availability under our Revolving Credit Agreement (the “Facility”) entered into in November 2008.   As of June 30, 2009, we had approximately $26.4 million in cash and cash equivalents and short-term investments and $20.0 million available under the Facility.  We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to meet foreseeable liquidity requirements within the next twelve months.  The following has or is expected to impact liquidity:

▪	We expect to continue to invest in our ERP system;

▪
On August 5, 2008, the Board of Directors gave us the authority to repurchase up to $10 million of our outstanding common shares in the open market over the next two years.  During the year ended December 31, 2008, we purchased $4.0 million of our outstanding stock.  During the three months ended June 30, 2009, we purchased 183,664 additional shares of our outstanding stock for a cost of $1.3 million; and

▪
Our days sales outstanding (“DSO”) has remained consistent in comparison to December 31, 2008.  However due to the economic downturn, we have increased our allowance for doubtful accounts and sales returns to $1.5 million as of June 30, 2009, compared to $1.2 million as of December 31, 2008.

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

We expect the weak economic environment to continue and do not expect macroeconomic conditions to be conducive to growth in 2009. Achieving financial results that compare favorably with year-ago results will be challenging in the second half of 2009. We intend to moderate our growth plans and avoid credit and market risk. We expect to continue to generate positive working capital through our operations and, at this time, we do not anticipate drawing on our Facility.

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

As of June 30, 2009, we had no outstanding balance on the Facility and we were in compliance with both our non-financial and financial covenants. We expect to remain in compliance during the remainder of 2009; however, economic conditions or the occurrence of events discussed under “Risk Factors” in our 2008 Annual Report on Form 10-K could cause noncompliance with our financial covenants.

We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity. As of June 30, 2009 and December 31, 2008, we had approximately $47.9 million and $44.1 million, respectively, in working capital.  During the six months ended June 30, 2009, we have invested approximately $0.8 million in capital expenditures, which largely consist of expenses related to our ERP system.  For the remainder of 2009, we expect to spend approximately $0.7 million in capital expenditures, primarily related to the completion of our ERP system, sales force automation and information technology upgrades.  We do expect to slow down our investing activities in response to the current economic conditions.  We intend to maintain our strong balance sheet.

Cash requirements for our business

Historically, we have generated cash from operations in excess of working capital requirements and through private and public sales of common stock. We currently invest our cash and cash equivalents in certificates of deposit with maturities no greater than one year. As of June 30, 2009 and December 31, 2008, we had approximately $26.4 million and $19.9 million, respectively, of cash and cash equivalents and short-term investments.

        On August 5, 2008, the Board of Directors authorized the repurchase of up to $10 million of our outstanding common shares over a period of two years.  The purchases are to be made in the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases are determined by a three person committee, consisting of members of our board and management, at its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors that may be discontinued at any time.  During the year ended December 31, 2008, we purchased 627,367 shares of our outstanding stock for a cost of $4.0 million.  During the three months ended June 30, 2009, we purchased 183,664 additional shares of our outstanding stock for a cost of $1.3 million.

We continually evaluate new opportunities for products and, if and when appropriate, intend to pursue such opportunities through the acquisitions of companies, products or technologies and our own development activities. Our ability to execute on such opportunities in some circumstances may be dependent, in part, upon our ability to raise additional capital on commercially reasonable terms. There can be no assurance that funds from these sources will be available when needed or on terms favorable to us or our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

Cash flow

Six months ended June 30, 2009.     For the six months ended June 30, 2009, net cash provided by operating activities was $8.8 million. The primary sources and uses of cash were $3.5 million in net income, including the effect of: (i) adjusting for non-cash items;  (ii) an increase in accounts receivable due to the increase in our DSO from 74 days to 75 days; (iii) an increase in accounts payable through timing of purchasing and payments; (iv) an increase in accrued liabilities due to an increase in bonuses and commissions; (v) a decrease of inventory primarily through the improvement in our inventory turn ratio from 2.7 to 3.2; and (vi) a decrease in income tax receivable primarily due to refunds received from Federal and State agencies.

Net cash used in investing activities was $2.8 million for the six months ended June 30, 2009. This was primarily due to the following: (i) the purchase of $1.7 million in short-term certificates of deposit; (ii) costs related to phase one of our new ERP system implemented during the six months ended June 30, 2009; (iii) website and software upgrades; and (iv) investments in licenses and patent related intellectual property. We anticipate spending approximately $1.5 million in total for the entire year of 2009 for capital expenditures primarily associated with the implementation of the new ERP system sales force automation and IT upgrades.

Net cash used in financing activities was $1.3 million for the six months ended June 30, 2009. This was primarily due to purchase of $1.3 million of our outstanding stock during the year.

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

Recent accounting pronouncements

    For information regarding recent accounting pronouncements, see Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash primarily in short term certificates of deposit. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

Although substantially all of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the U.S. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

Interest rate risk

Our interest income and expense is more sensitive to fluctuations in the general level of U.S. prime rate and LIBOR interest rates than to changes in rates in other markets. Changes in U.S. LIBOR interest rates affect the interest earned on our cash and cash equivalents. At June 30, 2009, we had approximately $26.4 million of cash and cash equivalents and short term investments. If the interest rates on our cash and cash equivalents and short term investments were to increase or decrease by 1% for the year, annual interest income would increase or decrease by approximately $0.3 million.

Other risks

Generally we have been able to collect our accounts receivable in the ordinary course of business.  We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. Although our DSO has increased from 74 days at December 31, 2008 to 75 days at June 30, 2009, and we continue to see a weakened economic environment, we do not believe that our accounts receivable balance represents a significant credit risk based upon our past collection experience.

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

ITEM 4:     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1:     LEGAL PROCEEDINGS

From time to time, we are involved in litigation and other legal matters in the normal course of business. At this time, Management does not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A:   RISK FACTORS

The following risk factor was previously updated from previous disclosure in our Annual Report on Form 10-K for the year ended December 31, 2008. Due to our decision to discontinue sales of SoluCLENZ in April 2009, this risk factor will no longer be applicable to our business after the quarter ending June 30, 2009 and will be removed from future filings.

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

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

The following table provides information regarding repurchases of our common stock made by or on behalf of us, or any “affiliated purchasers” as defined in SEC rules, of our equity securities registered pursuant to Section 12 of the Exchange Act, for each month during the three months ended June 30, 2009, in the format required by SEC rules:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares (in thousands) That May Yet Be Purchased Under the Plans or Programs
April 1, 2009 - April 30, 2009	—	—	—	$6,003
May 1, 2009 - May 31, 2009	—	—	—	6,003
June 1, 2009 - June 30, 2009	183,664	7.22	183,664	4,677
	183,664	$7.22	183,664	$4,677

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following proposals were voted upon at the Company’s 2009 Annual Meeting of Shareholders held on June 11, 2009:

(i)	To elect seven directors to hold office until the year 2010 Annual Meeting of Shareholders and until their successors are elected and qualified.

The election of all seven Directors was approved at the annual meeting.  The voting results were as follows:

Election of Directors	Shares Voted For	Shares Withheld
Steven R. Carlson	20,135,525	830,488
Albert J. Fitzgibbons III	20,134,628	831,185
John A. Bartholdson	20,066,515	899,298
John H. Duerden	20,823,105	142,708
Edward A. Grant	20,813,595	152,218
Albert F. Hummel	19,189,348	1,776,465
Ronald P. Badie	20,804,011	161,802

(ii)	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2009.

The appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2009 was ratified as 20,871,722 shares voted for the ratification, 88,847 shares voted against the ratification and 5,244 shares abstained.

ITEM 6:     EXHIBITS

Exhibit	Exhibit title
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated Bylaws of the Company (1)
4.1	Specimen Stock Certificate (1)
4.3	Investor's Rights Agreement, by and among the Company, Mandarin Partners LLC and the Zein & Samar Obagi Family Trust dated December 2, 1997, as amended and assigned (1)

10.53	Form of Employment Agreement by and between the Company and its executive officers (2)
10.54	Amended Employment Agreement by and between the Company and Preston S. Romm, dated as of June 15, 2009 (2)
10.55	Amended Employment Agreement by and between the Company and David S. Goldstein, dated as of June 15, 2009 (2)
10.56	Amended Employment Agreement by and between the Company and Laura B. Hunter, dated as of June 15, 2009 (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*      Filed herewith

(1)    Incorporated herein by reference to the Company's Registration of Form S-1/A (Registration No. 333-137272), previously filed with the Commission.

(2)    Incorporated herein by reference to the exhibits filed with the Company's Form 8-K filed with the Commission on June 18, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBAGI MEDICAL PRODUCTS, INC.

Date: August 6, 2009	By:	/s/ STEVEN R. CARLSON
Steven R. Carlson
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2009	By:	/s/ PRESTON S. ROMM
Preston S. Romm
Chief Financial Officer
(Principal Financial Officer)