Form 10-Q
period 2009-09-30
Obagi Medical Products, Inc.
filed 2009-11-06
CIK 1375247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
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

           There were 21,912,707 shares of the registrant's common stock issued and outstanding as of October 31, 2009.

OBAGI MEDICAL PRODUCTS, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

i

    PART I

  ITEM 1: FINANCIAL STATEMENTS

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$23,458	$13,938
Short-term investments	7,743	6,000
Accounts receivable, net	20,855	20,648
Accounts receivable from related parties, net	314	518
Inventories, net	6,569	6,845
Prepaid expenses and other current assets	4,759	6,404
Total current assets	63,698	54,353
Property and equipment, net	4,890	5,340
Goodwill	4,629	4,629
Intangible assets, net	5,018	5,267
Other assets	2,297	2,670
Total assets	$80,532	$72,259
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,675	$6,478
Current portion of long-term debt	46	47
Accrued liabilities	3,672	3,510
Amounts due to related parties	485	169
Total current liabilities	11,878	10,204
Long-term debt	2	18
Other long-term liabilities	1,592	1,516
Total liabilities	13,472	11,738
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized,
22,748,068 and 22,691,238 shares issued and 21,912,707
and 22,044,872 shares outstanding at September 30, 2009
and December 31, 2008, respectively	23	23
Additional paid-in capital	59,378	58,026
Accumulated earnings	13,085	6,557
Treasury stock, at cost; 811,031 and 627,367 shares at September 30, 2009
and December 31, 2008, respectively	(5,348)	(4,016)
Accumulated other comprehensive loss	(78)	(69)
Total stockholders' equity	67,060	60,521
Total liabilities and stockholders' equity	$80,532	$72,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Income
(Dollars in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$24,899	$26,012	$73,393	$79,158
Cost of sales	5,250	5,114	15,552	14,888
Gross profit	19,649	20,898	57,841	64,270
Selling, general and administrative expenses	13,610	14,985	43,850	43,260
Research and development expenses	1,114	1,155	3,492	3,872
Income from operations	4,925	4,758	10,499	17,138
Interest income	34	91	147	279
Interest expense	(17)	(28)	(53)	(93)
Income before provision for income taxes	4,942	4,821	10,593	17,324
Provision for income taxes	1,897	1,914	4,065	6,920
Net income	$3,045	$2,907	$6,528	$10,404

Net income attributable to common shares
Basic	$0.14	$0.13	$0.30	$0.46
Diluted	$0.14	$0.13	$0.30	$0.46

Weighted average common shares outstanding
Basic	21,912,707	22,658,232	21,989,952	22,652,205
Diluted	21,993,263	22,693,197	22,005,721	22,703,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income
(Dollars in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Other
	Shares	Amount	Capital	Earnings	Shares	Amount	Comprehensive Loss	Total

Balances, as of December 31, 2008	22,672,239	$23	$58,026	$6,557	(627,367)	$(4,016)	$(69)	$60,521
Comprehensive income:
Translation adjustment, net of tax effect ($1 benefit)	—	—	—	—	—	—	(9)	(9)
Net income for the nine months ended September 30, 2009	—	—	—	6,528	—	—	—	6,528
Total comprehensive income								6,519
Repurchase of common stock	—	—	—	—	(183,664)	(1,332)	—	(1,332)
Issuance of vested restricted stock units	32,500	—	—	—	—	—	—	—
Issuance of vested restricted stock	18,999	—	—	—	—	—	—	—
Stock compensation expense	—	—	1,352	—	—	—	—	1,352
Balances, as of September 30, 2009	22,723,738	$23	$59,378	$13,085	(811,031)	$(5,348)	$(78)	$67,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands, except share and per share amounts)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities
Net income	$6,528	$10,404
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,878	1,808
Loss on disposal of property and equipment	55	—
Provision for (recovery of) doubtful accounts	457	(9)
Deferred income tax	—	24
Write off of prepaids and deposits related to SoluCLENZ	441	—
Stock compensation expense	1,352	1,616
Changes in operating assets and liabilities
Accounts receivable	(460)	(1,000)
Income taxes receivable	1,193	—
Inventories	276	(1,779)
Prepaid expenses and other current assets	10	327
Other assets	371	(152)
Accounts payable	1,196	902
Accrued liabilities	162	(40)
Amounts due to related parties	316	—
Other long-term liabilities	76	904
Net cash provided by operating activities	13,851	13,005
Cash flows from investing activities
Purchases of property and equipment	(885)	(2,592)
Purchase of other intangible assets	(346)	(271)
Purchase of short-term investments	(1,743)	—
Net cash used in investing activities	(2,974)	(2,863)
Cash flows from financing activities
Principal payments on capital lease obligations	(16)	(24)
Repurchase of common stock	(1,332)	—
Proceeds from exercise of stock options	—	174
Tax benefit from the exercise of stock options	—	31
Net cash (used in) provided by financing activities	(1,348)	181
Effect of exchange rate changes on cash and cash equivalents	(9)	(4)
Net increase in cash and cash equivalents	9,520	10,319
Cash and cash equivalents at beginning of period	13,938	14,054
Cash and cash equivalents at end of period	$23,458	$24,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

Note 1: Description of Business and Basis of Presentation

Obagi Medical Products, Inc. (the "Company") is a specialty pharmaceutical company focused on the aesthetic and skin health markets. The Company develops and commercializes prescription-based, topical skin health systems. The Company is incorporated under the laws of the state of Delaware. The Company markets the vast majority of its products through its own sales force throughout the United States, and through 21 distribution partners in 44 other countries in regions including North America, Europe, the Far East, the Middle East, Central America, and South America. Until April 13, 2009, the Company sold one of its products in the pharmacy Rx channel through an outside contract sales organization (Note 5).  The Company also licenses certain non-prescription product concepts under the Obagi trademark to a large Japanese based pharmaceutical company for sale through consumer distribution channels in Japan.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to fairly state the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual periods and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2008. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or any other period(s).

Note 2: Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards ("SFAS") No. 167 (“SFAS No. 167”),  Amendments to FASB Interpretation No. 46(R) (“FIN 46(R)”), which among other changes, eliminates the quantitative approach previously required by FIN 46(R) for determining the primary beneficiary of a variable interest entity.  This pronouncement is effective for fiscal years and interim periods within those fiscal years, beginning on or after November 15, 2009, with early adoption prohibited.  The Company is currently evaluating the effects, if any, that SFAS No. 167 may have on its consolidated financial statements.

In June 2009, the FASB issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles (“ASC 105”).   ASC 105, which establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP to be applied by nongovernmental entities, does not change current U.S GAAP, but is intended to simplify user access to all authoritative U.S GAAP by providing all authoritative literature related to a particular topic in one place. The one exception to this rule is that the rules and interpretive releases of the SEC under authority of federal securities laws are also considered sources of authoritative GAAP for SEC registrants.  This pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification have become nonauthoritative.  The adoption of ASC 105 did not have an impact on the Company’s consolidated financial statements. References made to FASB guidance throughout this report have been updated for the Codification.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

Note 3: Composition of Certain Financial Statement Captions

Property and Equipment

	September 30,	December 31,
	2009	2008

Furniture and fixtures	$732	$733
Computer software and equipment	3,731	3,494
Lab and office equipment	888	888
Leasehold improvements	4,201	4,054
Capital lease (office equipment)	115	115
Construction in progress	348	648
	10,015	9,932
Less accumulated depreciation and amortization	(5,125)	(4,592)
	$4,890	$5,340

During the nine months ended September 30, 2009, the Company recorded a loss on disposal of fixed assets of $55. The loss is reported as a component of selling, general and administrative expenses.

Inventories

Inventories consist of raw materials and finished goods that are manufactured both through contracted third party manufacturers and in-house and that are purchased from third parties and are valued at the lower of cost or market. During the three months ended March 31, 2009, the Company changed its costing method from actual cost to standard costing, which approximates actual cost.  Cost is determined by the first-in, first-out method. Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory reserves are measured as the difference between cost of inventory and the estimated net realizable value. Provision for inventory reserves is charged to cost of sales. The Company's estimated inventory reserve is provided for in the condensed consolidated financial statements and actual reserve requirements approximated management's estimates.

	September 30,	December 31,
	2009	2008

Raw materials	$2,395	$2,957
Finished goods	4,962	4,526
Inventory on consignment	—	59
	7,357	7,542
Less reserve for inventories	(788)	(697)
	$6,569	$6,845

                Inventory on consignment represents the amount of SoluCLENZ Rx Gel™ (“SoluCLENZ”) shipped to wholesalers and chain drug stores that had not been recognized as revenue as of December 31, 2008 (Note 5).

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

Accrued Liabilities

	September 30,	December 31,
	2009	2008

Salaries & related benefits	$2,127	$2,059
Deferred revenue	281	489
Amount due to wholesalers and contract termination costs	329	—
Other	935	962
	$3,672	$3,510

 As of September 30, 2009, Other long-term liabilities of $804, $658, and $130 represented the long-term portion of the tenant improvement credit, deferred rent and the uncertain tax liability, in accordance with ASC 740-10, Income Taxes, respectively. As of December 31, 2008, Other long-term liabilities of $879, $516, and $121 represented the long-term portion of the tenant improvement credit, deferred rent and the uncertain tax liability, respectively.

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

At September 30, 2009 and December 31, 2008, the carrying amounts and accumulated amortization of intangible assets were as follows:

	September 30, 2009			December 31, 2008
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value

Trademarks	$7,431	$(4,306)	$3,125	$7,367	$(4,032)	$3,335
Distribution rights	1,082	(1,041)	41	1,082	(984)	98
Covenant not-to-compete	931	(931)	—	931	(931)	—
Licenses	2,075	(1,468)	607	1,975	(1,107)	868
Other intangible assets	3,712	(2,467)	1,245	3,530	(2,564)	966
	$15,231	$(10,213)	$5,018	$14,885	$(9,618)	$5,267

 Amortization expense related to all intangible assets, including certain amounts reflected in cost of sales, for the three months ended September 30, 2009 and 2008 was $178 and $205, respectively, and for the nine months ended September 30, 2009 and 2008 was $595 and $615, respectively.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

Note 5: Exit of Pharmacy Rx Channel

In August 2008, the Company entered the pharmacy Rx channel for the first time by launching SoluCLENZ, a solubilized benzoyl peroxide (“BPO”) gel for the treatment of acne, which was available only by prescription. The Company continually monitored the progress of the launch and the weekly sales data for SoluCLENZ. The Company determined that, based on available sales data, the distribution of a single prescription product through the pharmacy Rx channel and the ongoing investment to support that channel had become cost-prohibitive to the Company. On April 13, 2009, the Company announced that it would no longer sell SoluCLENZ in the pharmacy Rx channel.

In connection with the exit of the pharmacy Rx channel, during the three and  nine months ended September 30, 2009, the Company recorded charges approximating $0 and $769, respectively, related to contractual deposits, obsolete selling materials and other contract termination fees (included within “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income), primarily relating to the Company’s contract sales force that was dedicated to selling SoluCLENZ and the termination of certain contractual obligations related to SoluCLENZ.  In addition, during the three months ended March 31, 2009, the Company reserved approximately $440 in inventory (included within “Cost of sales” in the Condensed Consolidated Statements of Income).  During the three months ended September 30, 2009, no additional inventory reserve was required. During the nine months ended September 30, 2009, revenue for the units dispensed during the period was recognized and the remaining deferred revenue was reclassified as amounts payable to distributors for product to be returned.  The Company does not anticipate significant additional costs as a result of exiting the channel during the remainder of fiscal year 2009.

Note 6:  Income taxes

The Company had unrecognized tax benefits, all of which affect the effective tax rate if recognized, of $132 and $176, as of September 30, 2009 and December 31, 2008, respectively. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2009 and December 31, 2008, accrued interest related to uncertain tax positions was $6 and $54, respectively.

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

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

Note 7: Related-Party Transactions

One of our largest shareholders, Dr. Zein Obagi, was a 70% beneficial shareholder in Cellogique Corporation ("Cellogique"), the Company's largest international distributor.  Effective March 20, 2009, Dr. Obagi sold his entire interest in Cellogique. As a result, after the quarter ended March 31, 2009, Cellogique is not considered a related party and no sales amounts are included in the tables below for the three months ended September 30, 2009. In addition to his primary medical practice in Beverly Hills, California, Dr. Obagi is also a 75% owner of Obagi Dermatology – San Gabriel Annex, Inc. (“SGA”), which also purchases products from the Company. SGA is located in Southern California and caters to the local Chinese communities. Other than the ownership interest by Dr. Obagi, the Company is otherwise unrelated to SGA.

Total sales made to Dr. Obagi, Cellogique (through March 20, 2009) and SGA, and the related cost of sales for the three and nine months ended September 30, 2009 and 2008, are included in the Company's Condensed Consolidated Statements of Income and are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales, net of discounts	$165	$600	$643	$2,785
Costs of sales	22	131	97	579

Combined amounts due from Dr. Obagi, Cellogique and SGA for product purchases at September 30, 2009 and December 31, 2008 are reflected in accounts receivable from related parties, net in the accompanying Condensed Consolidated Balance Sheets as follows:

	September 30,	December 31,
	2009	2008
Due from Dr. Obagi	$236	$249
Due from Cellogique	—	242
Due from SGA	78	27
	$314	$518

Amounts payable to Dr. Obagi, who owned approximately 9.8% of the Company's outstanding stock as of September 30, 2009, for any annual payment or other services were $481 and $156, as of September 30, 2009 and December 31, 2008, respectively.

               Amounts payable to Stonington Partners, Inc., the Company's largest stockholder owning approximately 21.6% of the Company's outstanding stock as of September 30, 2009, for expense reimbursement were $4 and $13, as of September 30, 2009 and December 31, 2008, respectively.

Note 8: Commitments and Contingencies

Debt Compliance

As of September 30, 2009 and December 31, 2008, the Company did not have an outstanding balance on its credit facility entered into in November 2008.  However, as of November 30 and December 31, 2008 and January 31, 2009, the Company was not in technical compliance with its non-financial covenant requiring it to submit a listing of intellectual property to the lender each month.  On February 18, 2009, a waiver was obtained by the Company for November 30 and December 31, 2008 and January 31, 2009. As of December 31, 2008, the Company was in compliance with all other financial and non-financial covenants.  As of September 30, 2009, the Company was in compliance with all financial and non-financial covenants.

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

Employment Agreements

On June 15, 2009, the Company entered into an amended and restated employment agreement with Preston S. Romm, its Chief Financial Officer, Executive Vice President, Finance, Operations and Administration and Treasurer. Under the agreement, Mr. Romm is entitled to a base salary of $320 per year subject to annual cost of living increases or such greater increase as may be approved by the Board and an annual bonus of 60% of his base salary based upon achievement of certain Company and individual targets.  Under the agreement, either Mr. Romm or the Company may terminate his employment at any time. If Mr. Romm is terminated for cause or terminates his own employment, he is entitled to no severance. If Mr. Romm is terminated without cause or if he terminates his employment for good reason, he is entitled to twelve months severance. In addition, in the event the company is sold in an all cash transaction, all of Mr. Romm’s outstanding options and restricted stock units will accelerate immediately prior to the closing of such transaction.

 Mr. Romm is also subject to a confidentiality covenant and a covenant not to solicit any employee to leave the Company’s (or any successor in interest) employ during the term of any severance period following the date of termination.  Any severance payment is conditioned upon execution by Mr. Romm of a release in form and substance satisfactory to the Company (or any successor in interest).

On June 15, 2009, the Company entered into amended and restated employment agreements with David S. Goldstein, the Company’s Executive Vice President of Global Sales and Field Marketing, and Laura B. Hunter, the Company’s Vice President, General Counsel and Secretary.  The terms of their amended and restated employment agreements are identical to Mr. Romm’s described above, with the exception of the following: (i) Mr. Goldstein and Ms. Hunter are entitled to an annual base salaries of $295 and $260, respectively; (ii) Mr. Goldstein and Ms. Hunter are entitled to an annual bonus of 50% based upon achievement of certain Company and individual targets; and (iii) if Mr. Goldstein or Ms. Hunter are terminated without cause, they are entitled to six months severance.

Note 9: Earnings per common share ("EPS")

The Company computes earnings per share in accordance with ASC 260, Earnings per Share.  Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share are computed similar to basic earnings per share, except that the denominator is increased to include the number of additional potential common shares that would have been outstanding if the potential common shares had been issued and if the additional potential common shares were dilutive. Potential common shares are excluded from the computation if their effect is anti-dilutive. The Company's potential common shares consist of stock options and restricted stock awards issued under the Company's stock incentive plans.

Under the treasury stock method, the assumed proceeds calculation includes: (i) the actual proceeds to be received from the employee upon exercise, (ii) the average unrecognized compensation cost during the period, and (iii) any tax benefits that will be credited upon exercise to additional paid-in capital. The Company determines whether its windfall pool of available excess tax benefits is sufficient to absorb the shortfall. As of September 30, 2009, the Company did not have a shortfall. If it had, the effect of the hypothetical deferred tax asset write-off would reduce the assumed proceeds in the treasury stock calculation. If there is no pool of available excess tax benefits, or if the amount of the pool is insufficient to absorb the entire hypothetical deficient tax deduction, the amount of the deficiency that is charged to income tax expense is not considered to be a reduction of the assumed proceeds. Currently, the Company has determined that it has a sufficient windfall pool available.

Basic and diluted earnings per common share were calculated using the following weighted average shares outstanding for the three and nine months ended September 30, 2009 and 2008:

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average shares outstanding - basic	21,912,707	22,658,232	21,989,952	22,652,205
Effect of dilutive stock options	80,556	34,965	15,769	50,866
Weighted average shares outstanding - diluted	21,993,263	22,693,197	22,005,721	22,703,071

Diluted earnings per share do not include the impact of common stock options, unvested restricted stock units and unvested restricted stock then outstanding of 1,221,561 and 1,806,713 for the three months ended September 30, 2009 and 2008, respectively, and 1,572,058 and 1,790,909 for the nine months ended September 30, 2009 and 2008, respectively, as the effect of their inclusion would be anti-dilutive.

Note 10: Stock Options

During the three and nine months ended September 30, 2009, the Company's Board of Directors, through its Compensation Committee, granted 7,200 and 363,200 options, respectively, under the 2005 Stock Incentive Plan  (the “2005 Plan”), to employees of the Company, including officers, with exercise prices ranging from $4.69 to $7.58 per share, which was equal to or greater than the fair value of the underlying common stock on the date of grant.  Pursuant to the 2005 Plan, on April 15, 2009, the Board of Directors replenished the share reserve under the plan with 500,000 shares, for a total of 3,000,000 shares authorized for issuance, of which 1,516,950 shares are available for granting of additional options or issuance of shares. As of September 30, 2009, total unrecognized stock-based compensation expense related to unvested stock options was approximately $2,206, which is expected to be recognized over a weighted average period of approximately 2.06 years.

During the nine months ended September 30, 2009, the Company granted 24,330 shares, of restricted stock under the 2005 Plan to its Board of Directors. The resulting compensation expense from the restricted stock grants is recognized on a straight-line basis over the requisite service period, which equals the restricted stock vesting term of one year. The fair market value of the restricted stock granted was $7.40, which was based upon the fair value of the Company’s common stock on the date of grant.

Note 11: Segments

ASC 280, Segment Reporting, requires that the Company disclose certain information about its operating segments where operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

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

                Management evaluates its segments on a revenue and gross profit basis, which is presented below. The United States information is presented separately as the Company's headquarters reside in the United States. United States sales represented 81% and 84% of total consolidated net sales for the three months ended September 30, 2009 and 2008, respectively, and 82% and 84% of total consolidated net sales for the nine months ended September 30, 2009 and 2008, respectively. No other country or single customer accounts for over 10% of total Company consolidated net sales.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

                All of the Company's long-lived assets are located in the United States. The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales by segment
Physician Dispensed	$23,357	$24,798	$69,854	$75,750
Licensing	1,542	1,214	3,539	3,408
Net Sales	$24,899	$26,012	$73,393	$79,158

Gross profit by segment
Physician Dispensed	$18,138	$19,717	$54,395	$60,963
Licensing	1,511	1,181	3,446	3,307
Gross profit	$19,649	$20,898	$57,841	$64,270

Geographic information
United States	$20,256	$21,743	$60,469	$66,510
International	4,643	4,269	12,924	12,648
Net sales	$24,899	$26,012	$73,393	$79,158

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales by product line
Physician dispensed
Nu-Derm	$13,120	$14,764	$39,029	$43,973
Vitamin C	2,771	3,104	8,712	9,386
Elasticity	2,362	2,399	6,728	9,502
Therapeutic	1,800	1,805	6,590	4,714
Other	3,304	2,726	8,795	8,175
Total	23,357	24,798	69,854	75,750
Licensing	1,542	1,214	3,539	3,408
Total net sales	$24,899	$26,012	$73,393	$79,158

Note 12:  Subsequent Events

The Company has performed an evaluation of subsequent events through November 6, 2009, which is the date the financial statements were issued, and determined that there were no subsequent events required to be reported.

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

Current products.     Our primary product line is the Obagi Nu-Derm® System, which we believe is the only clinically proven, prescription-based, topical skin health system on the market that has been shown to enhance the skin's overall health by correcting photo-damage at the cellular level, resulting in a reduction of the visible signs of aging. The primary active ingredients in this system are 4% hydroquinone and OTC skin care agents. In April 2004, we introduced the Obagi-C® Rx System consisting of a combination of prescription and OTC drugs and adjunctive cosmetic skin care products to treat skin conditions resulting from sun damage and the oxidative damage of free radicals. The central ingredients in this system are 4% hydroquinone and Vitamin C. In October 2005, we launched the Obagi® Professional-C products, a complete line of proprietary, non-prescription products, which consists of Vitamin C serums used to reduce the appearance of damage to the skin caused by ultraviolet radiation and other environmental influences. In July 2006, we launched our Obagi Condition & Enhance™ System, for use in conjunction with commonly performed cosmetic procedures including Botox® and dermal filler injections. In October 2006, we launched our first product in the ELASTIderm® product line, an eye cream for improving the elasticity and skin tone around the eyes. We introduced the Obagi CLENZIderm M.D.™ system and a second product in the ELASTIderm product line to address acne and skin elasticity around the eye, respectively, based on positive interim clinical results, in February 2007. In July 2007, we launched our second system in the Obagi CLENZIderm M.D. line, Obagi CLENZIderm M.D. system II, which is specifically formulated for normal to dry skin. In August 2007, we launched two new Condition & Enhance Systems.  One is designed specifically for use with non-surgical procedures while the other has been developed for use with surgical procedures.  In February 2008, we launched Obagi ELASTIderm Décolletage, a system to treat skin conditions resulting from sun damage and improve the elasticity and skin tone for the neck and chest area. We also market tretinoin, used for the topical treatment of acne in the U.S., and Obagi Blue Peel® products, used to aid the physician in the application of skin peeling activities. In August 2008, we entered the pharmacy Rx channel with our first product, SoluCLENZ™, a solubilized benzoyl peroxide gel for the treatment of acne.  In April 2009, we announced our exit of the pharmacy Rx channel.  In January 2009, we introduced the Obagi Rosaclear™ system, which is an all-in-one prescription based system that treats the signs and symptoms of rosacea. In September 2009, we introduced Refissa™, a FDA approved 0.05% strength tretinoin with an emollient base that has a broad indication for treatment of fine facial lines, hyperpigmentation and tactile roughness.

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

Aesthetic skin care.     As of September 30, 2009, we sold our products to over 6,100 physician-dispensing accounts in the U.S., with no single customer accounting for more than 5% of our net sales. We generated U.S. net sales of $20.3 million and $21.7 million during the three months ended September 30, 2009 and 2008, respectively, and $60.5 million and $66.5 million during the nine months ended September 30, 2009 and 2008, respectively.

Retail Pharmacy Rx Channel.   As noted earlier, we launched SoluCLENZ into the pharmacy Rx channel during the year ended December 31, 2008.  We marketed SoluCLENZ through our dermatology sales force and an outside third party contract sales organization in the U.S. primarily to dermatologists.  We sold SoluCLENZ to pharmaceutical wholesalers who then distributed directly to the pharmacy to fill patient prescriptions.  On April 13, 2009, we announced that, after careful monitoring of the available sales data, we would no longer sell SoluCLENZ in the pharmacy Rx channel as the distribution of a single prescription product through the pharmacy channel and the ongoing investment to support that channel had become cost-prohibitive for us.  During the three and nine months ended September 30, 2009, we generated $0 and $0.4 million, respectively,  in revenues related to SoluCLENZ, and incurred approximately $0 and $2.2 million, respectively, in expenses to support the product and the channel, including costs to exit the channel.

In connection with the exit of the pharmacy Rx channel, during the three and nine months ended September 30, 2009, we recorded charges approximating $0 and $0.8 million, respectively, related to contractual deposits and obsolete selling materials primarily associated with our contract sales force that was dedicated to selling SoluCLENZ and the termination of certain contractual obligations related to SoluCLENZ.  In addition, during the three months ended March 31, 2009, we reserved approximately $0.4 million in inventory. During the three months ended September 30, 2009, no additional inventory reserve was required. During the three months ended June 30, 2009, revenue for the units dispensed during the period was recognized and the remaining deferred revenue was reclassified as amounts payable to distributors for product to be returned.  We do not anticipate significant additional costs as a result of exiting the channel during the remainder of 2009.

We continue to believe, based upon the compelling clinical data, that our patented solubilized BPO is a novel technology.

International distribution.     We market our products internationally through 21 international distribution partners that have sales and marketing activities in 44 countries outside of the U.S. Much like our business model in the U.S., the paradigm used by these distributors is to sell our products through direct sales representatives to physicians, or through alternative distribution channels depending on regulatory requirements and industry practices. We generated international net sales of $4.6 million and $4.3 million during the three months ended September 30, 2009 and 2008, respectively, and $12.9 million and $12.6 million during the nine months ended September 30, 2009 and 2008, respectively.

Licensing.     We market our products in the Japanese retail markets through a trademark and know-how license agreement with Rohto Pharmaceutical Co., LTD ("Rohto"). Under our agreement, Rohto is licensed to manufacture and sell a series of OTC products under the Obagi brand name in the Japanese drug store channel, and we receive a royalty based upon sales of Obagi branded products in Japan by Rohto. Rohto's Obagi branded products are sold through approximately 6,300 high-end drug stores. We have other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel. We receive royalties based upon these arrangements. We generated licensing revenue of $1.5 million and $1.2 million during the three months ended September 30, 2009 and 2008, respectively, and $3.5 million and $3.4 million during the nine months ended September 30, 2009 and 2008, respectively.

Results of operations.     As of September 30, 2009, we had accumulated earnings of $13.1 million. We reported net income of $3.0 million and $2.9 million for the three months ended September 30, 2009 and 2008, respectively, and $6.5 million and $10.4 million during the nine months ended September 30, 2009 and 2008, respectively.

Seasonality.     Sales of our products have historically been higher between September and March. We believe this is due to increased product use and patient compliance during these months. We believe this increased usage and compliance relates to several factors such as higher patient tendencies toward daily compliance inversely proportionate to their tendency to travel and/or engage in other disruptive activities. Patient travel and other disruptive activities that affect compliance are at their peak during July and August. The effects of seasonality in the past have been offset by the launch of new products, however we cannot assure you that we will be able to continue to offset the effects of seasonality.

Economy.     Many treatments in which our products are used are considered cosmetic in nature, are typically paid for by the patient out of disposable income and generally are not subject to reimbursement by third-party payers such as health insurance organizations. As a result, we believe that our current and future sales growth will, to some extent, be influenced by the economic conditions within the geographic markets in which we sell our products. During the nine months ended September 30, 2009, we saw the unprecedented economic conditions within the U.S. have a negative impact on our revenue performance. We believe that the economic downturn has reduced disposable income, which we believe has led to reduced patient visits to physician offices for aesthetic procedures and patients using less product per application to extend the time needed for obtaining refills of product from their physicians. The effect of the U.S. economic slow down was seen in all of our product categories, but was more pronounced within the Nu-Derm and Elasticity product lines.  At this time, it is extremely difficult to measure the severity, length, geographic and financial impact of the economic downturn and its longer term impact on our product sales, but we will continue to monitor it closely.  We believe that some of the negative impact may be partially offset due to the following: (i) the continued growth in our market share; (ii) the aesthetic nature of our products; (iii) the lower price point of our products compared to other aesthetic products and procedures in our market; (iv) the desire to maintain a healthy and youthful appearance; and (v) the demographics of the patients who use our products.

Future growth.     We believe that our future growth will be driven by increased direct sales coverage, penetration into non-core markets such as other medical specialties, ongoing marketing efforts to create increased awareness of the Obagi brand and the benefits of skin health and new product offerings. We plan to continue to invest resources in the commercialization of new applications of our current products, the continuing development of our pipeline of products and the in-licensing or acquisition of new product opportunities. However, due to the uncertainties in the economic markets, we have no immediate plans for any such investments and, as a result, our near-term ongoing profitability is primarily dependent upon the continued success of our current product offerings.

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, sales returns and allowances, accounts receivable, inventory, goodwill and intangible assets, leases, stock-based compensation and accounting for income taxes have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. However, it is possible that the actual results we experience may differ materially and adversely from our estimates in the future. The critical accounting estimates associated with these policies are described in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2008 Annual Report on Form 10-K filed with the Securities Exchange Commission on March 11, 2009.

Results of operations

The three months ended September 30, 2009 compared to the three months ended September 30, 2008

Net sales.     The following table compares net sales by product line and certain selected products for the three months ended September 30, 2009 and 2008. Our sales previously reported in the pharmacy Rx operating segment are now classified as physician dispensed as part of the Therapeutic product category.  Prior periods have been reclassified to conform to the current presentation.

	Three Months Ended
	September 30,
	2009	2008	Change
	(in thousands)
Net Sales by Product Category:
Physician dispensed
Nu-Derm	$13,120	$14,764	-11%
Vitamin C	2,771	3,104	-11%
Elasticity	2,362	2,399	-2%
Therapeutic	1,800	1,805	0%
Other	3,304	2,726	21%
Total	23,357	24,798	-6%
Licensing Fees	1,542	1,214	27%
Total net sales	$24,899	$26,012	-4%

United States	81%	84%
International	19%	16%

Net sales decreased by $1.1 million to $24.9 million during the three months ended September 30, 2009, as compared to $26.0 million during the three months ended September 30, 2008. Overall, we believe the economic conditions within the U.S. had a negative impact on our revenue performance during the three months ended September 30, 2009. We believe that the economic downturn has reduced disposable income, which in turn has led to reduced patient visits to physician offices for aesthetic products and procedures, and a decline in the amount of such procedures being performed and products being purchased. The effect of the U.S. economic slow down effect was seen in most product categories, but was more pronounced within the Nu-Derm and Vitamin C product lines.

Physician dispensed sales decreased $1.4 million, to $23.4 million during the three months ended September 30, 2009, as compared to $24.8 million during the three months ended September 30, 2008.  Although revenue from our Elasticity and Therapeutic lines remained flat, we experienced a decline in other product categories as follows:  (i) a decline in Nu-Derm sales of $1.7 million due to the continued slowdown of the economy; and (ii) a $0.3 million decline in Vitamin C sales. These declines were partially offset by an increase in the Other category of $0.6 million. The growth in the Other category was primarily attributable to the launch of Refissa™ in September, which contributed $0.4 million.  Licensing fees increased by $0.3 million due to the launch of a new product by our Japan partner Rohto during the three months ended September 30, 2009.

Our aggregate sales decline of $1.5 million in the U.S. was partially offset by a $0.4 million increase from our International markets and licensing fees. The increase in International sales was primarily in the tretinoin category and was principally a result of an increase of $0.4 million from Europe and Other, offset by a $0.3 million decrease from the Middle East. Our licensing fees increased $0.3 million primarily due to a new product launch by Rhoto. We believe, depending upon its duration and severity, that the ongoing global economic slow down may continue to negatively impact our net sales.

Gross margin percentage.     Overall, our gross margin percentage decreased to 78.9% for the three months ended September 30, 2009 as compared to 80.3% for the three months ended September 30, 2008.  The overall decline was primarily attributable to a decline in gross margin for our physician dispensed segment, which decreased to 77.7% as compared to 79.5% for the same period last year.  The decline was primarily a result of: (i) an increase in discounting promotional activities; (ii) a new rebate program; and (iii) a change in sales mix among products.  Gross margin for our licensing segment increased to 98.0% compared to 97.3% for the same period last year.   The increase was primarily due to a $0.3 million increase in our licensing fees during the three months ended September 30, 2009.

Selling, general and administrative.     Selling, general and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock-based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expense and other selling expenses. Selling, general and administrative expenses decreased $1.4 million to $13.6 million during the three months ended September 30, 2009, as compared to $15.0 million for the three months ended September 30, 2008. This decrease was primarily due to the following: (i) a $0.6 million decrease in professional fees, consisting primarily of a reduction in legal and consulting expenses; (ii) a $0.6 million decrease in Other marketing principally as a result of cost cutting initiatives; (iii) a $0.4 million decrease in expenses related to our SoluCLENZ product as a result of our exit from the pharmacy Rx channel; (iv) a $0.2 million decrease in rent and related expenses due to the relocation of our corporate headquarters during the quarter ended September 30, 2008; (v) a $0.2 million decrease in noncash compensation primarily as a result of vesting of restricted stocks for certain  employees; and (vi) a $0.1 million decrease in promotions and training expenses; but was partially offset by (i) a $0.5 million increase in salaries and related expenses primarily due to commissions, bonus and severance of $0.1 million; (ii) a $0.1 million increase in advertising expenses; and (iii) a $0.1 million increase in other expenses.  As a percentage of net sales, selling, general and administrative expenses in the three months ended September 30, 2009 was 55% as compared to 58% for the three months ended September 30, 2008.

Research and development.     Research and development decreased $0.1 million to $1.1 million for the three months ended September 30, 2009 as compared to $1.2 million for the three months ended September 30, 2008. This was primarily due to a $0.3 million increase related to the development of new products, which was offset by a $0.2 million decrease in development costs related to new indications of our existing products.  As a percentage of net sales, research and development costs remained flat at 4% for the three months ended September 30, 2009 and 2008.

Interest income and Interest expense.     Interest income declined to $34,000 for the three months ended September 30, 2009 from  $0.1 million for the three months ended September 30, 2008.  We earn interest income from the investment of our cash balance into higher interest rate yielding certificate of deposit. Although our average cash and cash equivalents, including short term investments, increased from $23.7 million for the three months ended September 30, 2008 to $28.0 million for the three months ended September 30, 2009, our weighted average interest rate decreased from 1.76% during the three months ended September 30, 2008 to 0.53% during the three months ended September 30, 2009. Interest expense was $17,000 during the three months ended September 30, 2009, as compared to $28,000 for the three months ended September 30, 2008. The decline was attributable to lower amortization of debt issuance costs related to our line of credit entered into in November 2008 in the three months ended September 30, 2009, as  compared to our previous line of credit that was in place during the three months ended September 30, 2008.

Income taxes.     Income tax expense remained flat at $1.9 million for three months ended September 30, 2009, as compared to the three months ended September 30, 2008. Our effective tax rate was 38.4% for the three months ended September 30, 2009 and 39.7% for the three months ended September 30, 2008.

The nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Net sales.     The following table compares net sales by product line and certain selected products for the nine months ended September 30, 2009 and 2008. Our sales previously reported in the pharmacy Rx operating segment are now classified as physician dispensed as part of the Therapeutic product category.   Prior periods have been reclassified to conform to the current presentation.

	Nine Months Ended
	September 30,
	2009	2008	Change
	(in thousands)
Net Sales by Product Category:
Physician dispensed
Nu-Derm	$39,029	$43,973	-11%
Vitamin C	8,712	9,386	-7%
Elasticity	6,728	9,502	-29%
Therapeutic	6,590	4,714	40%
Other	8,795	8,175	8%
Total	69,854	75,750	-8%
Licensing fees	3,539	3,408	4%
Total net sales	$73,393	$79,158	-7%

United States	82%	84%
International	18%	16%

Net sales decreased by $5.8 million to $73.4 million during the nine months ended September 30, 2009, as compared to $79.2 million during the nine months ended September 30, 2008. Overall, we believe the economic conditions within the U.S. had a negative impact on our revenue performance during the nine months ended September 30, 2009. We believe that the economic downturn has reduced disposable income, which in turn has led to reduced patient visits to physician offices for aesthetic products and procedures, and a decline in the amount of such procedures being performed and products being purchased. The effect of the U.S. economic slow down was seen in all product categories but was more pronounced within the Elasticity and Nu-Derm product lines.

Physician dispensed sales decreased $5.9 million to $69.9 million during the nine months ended September 30, 2009, as compared to $75.8 million during the nine months ended September 30, 2008.  The decline was due to the following:  (i) a decline in Nu-Derm sales of $4.9 million; (ii) a $2.8 million decline in Elasticity sales, as a result of the U.S. economic slowdown and the increased promotional activity surrounding the launch of our ELASTIderm Décolletage product in 2008 as compared to the nine months ended September 30, 2009; and (iii) a sales decline of $0.7 million in the Vitamin C category; offset in part by (i) a sales increase in the Therapeutic category of $1.9 million; and (ii) a sales increase of $0.6 million in our Other category. The Therapeutic category increase was primarily attributable to the launch of our Rosaclear system, which contributed $2.2 million in sales and SoluCLENZ, which contributed $0.4 million during the nine months ended September 30, 2009 but was partially offset by a decline of approximately $0.7 million in our CLENZIderm system sales. The Other category increase was primarily attributable to the launch of Refissa, part of our tretinoin system, which contributed $0.4 million.  Licensing fees increased by $0.1 million.

Our aggregate sales decline of $6.0 million in the U.S. was partially offset by a $0.3 million increase from our International markets and licensing fees. The increase in international sales was primarily in the Therapeutic and Other categories and primarily came from two regions: (i)  an increase of $0.9 million from Europe and Other, and (ii) an increase of $0.6 million from the Far East Region; offset by (i) a decrease of $1.2 million from the Middle East, and (ii) a decrease of $0.1 million from the Americas. Our licensing fees increase $0.1 million. We believe, depending upon its duration and severity, that a continued global economic slow down may negatively impact our future net sales.

Gross margin percentage.     Overall, our gross margin percentage decreased to 78.8% for the nine months ended September 30, 2009 as compared to 81.2% for the nine months ended September 30, 2008.  The overall decline was primarily attributable to a decline in gross margin for our physician dispensed segment, which decreased to 77.9% compared to 80.5% for the same period last year.  The decline was primarily a result of: (i) a $0.4 million reserve on SoluCLENZ inventory in connection with our exit of the pharmacy Rx channel; (ii) an increase in discounting promotional activities; and (iii) a change in sales mix among products.  Gross margin for our licensing segment increased to 97.4% for the nine months ended September 30, 2009 as compared to 97.0% for the same period last year. The increase was primarily due to a $0.1 million increase in our licensing fees during the nine months ended September 30, 2009.

Selling, general and administrative.     Selling, general and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock-based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expense and other selling expenses. Selling, general and administrative expenses increased $0.6 million to $43.9 million during the nine months ended September 30, 2009, as compared to $43.3 million for the nine months ended September 30, 2008. This increase was primarily due to the following: (i) a $1.8 million increase in expenses related to our SoluCLENZ product line, of which $1.0 million was due to the distribution and support of the product in the pharmacy Rx channel and $0.8 million was due to the write off of nonrefundable deposits and the accrual of other contract termination costs; (ii) a $0.4 million increase in promotional expenses; (iii) a $0.4 million increase in other expenses primarily related to taxes; (iv) a $0.3 million increase in volume driven activities; (v) a $0.3 million increase in salaries and related expenses, primarily related to severance costs;  (vi) a $0.2 million increase in depreciation and amortization, primarily due to the implementation of our new Enterprise Resource Planning (“ERP”) system in early 2009; which was partially offset by (i) a $2.3 million decrease in professional fees, consisting primarily of legal and consulting expenses; (ii) a $0.3 million decrease in noncash compensation; and (iii) a $0.2 million decrease in expenses related to advertising and other marketing expenses.  As a percentage of net sales, selling, general and administrative expenses in the nine months ended September 30, 2009 was 60% as compared to 55% for the nine months ended September 30, 2008.

Research and development.     Research and development expenses decreased $0.4 million to $3.5 million for the nine months ended September 30, 2009 as compared to $3.9 million for the nine months ended September 30, 2008. The decrease was primarily due to the following: (i) a $0.5 million decrease in development costs related to new indications of our existing products; and (ii) a $0.1 million decrease in royalties paid to Dr. Obagi pursuant to our June 29, 2006 services agreement, but was offset in part by a $0.2 million increase related to the development of new products. As a percentage of net sales, research and development costs remained flat at 5% for the nine months ended September 30, 2009 and 2008.

Interest income and Interest expense.     Interest income declined to $0.1 million for the nine months ended September 30, 2009 from $0.3 million for the nine months ended September 30, 2008.  We earn interest income from the investment of our cash balance into higher interest rate yielding certificate of deposit account.  Although our average cash and cash equivalents, including short term investments, increased from $21.1 million for the nine months ended September 30, 2008 to $23.4 million for the nine months ended September 30, 2009, our weighted average interest rate decreased from 2.04% during the nine months ended September 30, 2008 to 0.92% during the nine months ended September 30, 2009. Interest expense was $53,000 during the nine months ended September 30, 2009, as compared to $0.1 million for the nine months ended September 30, 2008. The decline was attributable to lower amortization of debt issuance costs related to our line of credit entered into in November 2008 in the nine months ended September 30, 2009, as compared to our previous line of credit that was in place during the nine months ended September 30, 2008.

Income taxes.     Income tax expense decreased $2.9 million to $4.1 million for nine months ended September 30, 2009, as compared to $6.9 million for the nine months ended September 30, 2008. Our effective tax rate was 38.4% for the nine months ended September 30, 2009 and 39.9% for the nine months ended September 30, 2008.  The decrease was primarily due to a decrease in state taxes and the utilization of the federal research and development credit which was extended on October 3, 2008, through the year ending December 31, 2009.

 Liquidity and capital resources

Trends and uncertainties affecting liquidity

Our primary sources of liquidity are cash generated by operations and availability under our Revolving Credit Agreement (the “Facility”) entered into in November 2008.   As of September 30, 2009, we had approximately $31.2 million in cash and cash equivalents and short-term investments and $20.0 million available under the Facility.  We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to meet foreseeable liquidity requirements within the next twelve months.  The following has or is expected to impact liquidity:

▪	We expect to continue to invest in our ERP system;

▪
On August 5, 2008, the Board of Directors authorized the repurchase of up to $10 million of our outstanding common shares in the open market over the next two years.  During the year ended December 31, 2008, we purchased $4.0 million of our outstanding stock.  During the nine months ended September 30, 2009, we purchased 183,664 additional shares of our outstanding stock for a cost of $1.3 million; and

▪
Our days sales outstanding (“DSO”) increased from 74 days at December 31, 2008 to 76 at September 30, 2009. In response to the increase in DSO and the economic downturn, we have increased our allowance for doubtful accounts and sales returns to $1.7 million as of September 30, 2009, as compared to $1.2 million as of December 31, 2008.

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

The recent economic downturn and ongoing tightening of credit in financial markets has, in some cases, adversely impacted our customers’ cash flow and ability to access sufficient credit in a timely manner, which, in turn, has impacted their ability to make timely payments to us. In light of these circumstances, and in order to remain competitive in the marketplace, for certain selected customers who we deemed to be credit worthy, based upon their prior payment history, we extended our standard payment terms from net 30 days to net 60 days for selected product purchases. Such extension did not represent a permanent change to the payment terms for such customers but, rather, was applicable only to specified purchases made by such customers. Sales of products having net 60 day payment terms represented 53% of our net sales for the three months ended September 30, 2009.

We expect the weak economic environment to continue and do not expect macroeconomic conditions to be conducive to growth in 2009. Achieving financial results that compare favorably with year-ago results will be challenging in the last quarter of 2009. We intend to moderate our growth plans and avoid credit and market risk. We expect to continue to generate positive working capital through our operations and, at this time, we do not anticipate drawing on our Facility.

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

As of September 30, 2009, we had no outstanding balance on the Facility and we were in compliance with both our non-financial and financial covenants. We expect to remain in compliance during the remainder of 2009; however, economic conditions or the occurrence of events discussed under “Risk Factors” in our 2008 Annual Report on Form 10-K could cause noncompliance with our financial covenants.

We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity. As of September 30, 2009 and December 31, 2008, we had approximately $51.8 million and $44.1 million, respectively, in working capital.  During the nine months ended September 30, 2009, we invested approximately $0.9 million in capital expenditures, which largely consist of expenses related to our ERP system.  For the remainder of 2009, we expect to spend approximately $0.6 million in capital expenditures, primarily related to the completion of our ERP system, sales force automation and information technology upgrades.

Cash requirements for our business

Historically, we have generated cash from operations in excess of working capital requirements and through private and public sales of common stock. We currently invest our cash and cash equivalents in certificates of deposit with maturities no greater than one year. As of September 30, 2009 and December 31, 2008, we had approximately $31.2 million and $19.9 million, respectively, of cash and cash equivalents and short-term investments.

 On August 5, 2008, the Board of Directors authorized the repurchase of up to $10 million of our outstanding common shares over a period of two years.  The purchases are to be made in the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases are determined by a three person committee, consisting of members of our board and management, at its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors and repurchases may be discontinued at any time.  During the year ended December 31, 2008, we purchased 627,367 shares of our outstanding stock for a cost of $4.0 million.  During the nine months ended September 30, 2009, we purchased 183,664 additional shares of our outstanding stock for a cost of $1.3 million.

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

Cash flow

Nine months ended September 30, 2009.     For the nine months ended September 30, 2009, net cash provided by operating activities was $13.9 million. The primary sources of cash were $6.5 million in net income, including the effect of: (i) adjusting for non-cash items;  (ii) an increase in accounts receivable due to extended payment terms with certain customers; (iii) an increase in accounts payable through timing of purchasing and payments; (iv) a decrease of inventory primarily through the improvement in our inventory turn ratio from 2.7 to 2.9; and (v) a decrease in income tax receivable primarily due to refunds received from federal and state agencies.

Net cash used in investing activities was $3.0 million for the nine months ended September 30, 2009. This was primarily due to the following: (i) the purchase of $1.7 million in short-term certificates of deposit; (ii) costs related to phase one of our new ERP system implemented during the nine months ended September 30, 2009; (iii) website and software upgrades; and (iv) investments in licenses and patent related intellectual property.

Net cash used in financing activities was $1.3 million for the nine months ended September 30, 2009. This was primarily due to purchase of $1.3 million of our outstanding stock during the year.

 Nine months ended September 30, 2008.     For the nine months ended September 30, 2008, net cash provided by operating activities was $13.0 million. The primary sources and uses of cash were $10.4 million in net income, including the effect of: (i) adjusting for non-cash items;  (ii) a net increase in accounts payable and current liabilities through timing of payment for operational and inventory purchases; (iii) a decrease in other assets due to a decrease in our income tax receivable; and (iv) a decrease in prepaid and other assets due to rebates received on products in our Other product line; offset by (i) an increase of inventory primarily through added stocking levels of the Nu-Derm system in anticipation of peak seasonal sales between the months of September and March (our inventory turn ratio decreased from 2.8 to 2.4); and (ii) an increase of accounts receivable due to an increase in days sales outstanding, from 59 to 66.

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

Recent accounting pronouncements

For information regarding recent accounting pronouncements, see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

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

Interest rate risk

Our interest income and expense is more sensitive to fluctuations in the general level of the U.S. prime rate and LIBOR interest rates than to changes in rates in other markets. Changes in U.S. LIBOR interest rates affect the interest earned on our cash and cash equivalents. At September 30, 2009, we had approximately $31.2 million of cash and cash equivalents and short term investments. If the interest rates on our cash and cash equivalents and short term investments were to increase or decrease by 1% for the year, annual interest income would increase or decrease by approximately $0.3 million.

Other risks

Generally we have been able to collect our accounts receivable in the ordinary course of business.  We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. Although our DSO increased from 74 days at December 31, 2008 to 76 days at September 30, 2009, and we continue to see a weakened economic environment, we do not believe that our accounts receivable balance represents a significant credit risk based upon our past collection experience.

The current economic downturn has had an adverse impact on the financial services industry, including insurance companies, some of which currently provide coverage to us. To the extent we have any claims in the future and such insurance providers are unable, due to their financial condition, to pay covered claims, we could experience adverse impacts on our cash flow and cash reserves.  We have no way of knowing whether or not any insurance providers that are financially stable at this time will experience financial difficulties in the future that could impact their ability to pay covered claims.

ITEM 4:     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2009. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1:     LEGAL PROCEEDINGS

From time to time, we are involved in litigation and other legal matters in the normal course of business. At this time, management does not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A:   RISK FACTORS

The following risk factors are updated from previous disclosure in our Annual Report on Form 10-K for the year ended December 31, 2008.

Because we currently have limited commercial manufacturing capabilities, we will continue to be dependent on third parties to manufacture products for us for some time.

We have limited commercial manufacturing experience and currently outsource all of our non-BPO product manufacturing to third-party contract manufacturers. Although we have received sufficient material from our manufacturers to meet our current needs, we do not have long-term contracts with most of these third parties. Accordingly, these supply arrangements may be terminated at any time. Although we have two or more qualified manufacturers for certain of our key products, certain products, including some of our sun protection products, are currently supplied by a single source. In the event that this supplier or any of our other third party manufacturers terminates it supply arrangement with us, experiences financial difficulties or suffers any damage to its facilities, we may experience delays in securing sufficient amounts of our products, which could harm our business, reputation and relationships with customers. Triax Pharamceuticals, LLC and Tolmar Inc. are our primary suppliers and manufacturers of tretinoin and metronidazole, respectively, pursuant to contracts that have initial termination dates in 2014 and 2013, respectively. While there are several other manufacturers of tretinion and metronidazole, both generic products, the termination of those agreements or any loss of services under those agreements could be difficult for us to replace. We expect to continue to rely on third parties to produce materials required for clinical trials and for the commercial production of our products

There are a limited number of third-party manufacturers that operate under the FDA's current cGMP, regulations and that have the necessary expertise and capacity to manufacture our products. As a result, it may be difficult for us to locate manufacturers for our anticipated future needs. If we are unable to arrange for third-party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of, market and sell our new products.

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

Risks Related to Regulatory Matters

New regulations could prohibit physicians from dispensing our products directly.

In our primary market, the United States, we market our products and systems directly to physicians to dispense in their offices. Most of the products and systems we sell are dispensed by physicians directly to their patients in their offices, although some patients choose to have prescriptions for our tretinoin and metronidazole products filled by pharmacies instead of the treating physician in order to obtain insurance coverage for such products. Although several of the products in our systems contain Hydroquinone 4% which is considered a DESI – 2 drug by the FDA, they are not currently available by prescription in the pharmacy. In the event state regulations change to limit or prohibit the ability of physicians to dispense our products directly to patients in their offices or change to limit or prevent our ability to distribute products directly through physicians, patients may be required to purchase certain of our products in pharmacies, where they are currently unavailable.  In addition, several states have recently taken action against several of our customers who also sell our products to patients over the internet, questioning whether these practices are consistent with such states’ pharmacy licensure and physician dispensing rules.  An adverse outcome by any of these states against any of these customers may result in such customers (including other customers in the state) inability to continue selling our products over the internet or at all. If patients are unable to purchase our products directly from physicians or our customers are prohibited from selling our products in their current manner or at all in these or other states, it could result in both customers and patients purchasing less of our product than they otherwise would, which would harm our business.

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On August 5, 2008, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common shares over a period of two years.  The purchases are to be made in the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing manner, price and amount of any repurchases are determined by a three person committee, consisting of members of our board and management, at its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors and repurchases may be discontinued at any time. As of September 30, 2009, $4.7 million was still authorized for the repurchase of shares. No repurchases were made in the three months ended September 30, 2009

 ITEM 3:        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6:     EXHIBITS

Exhibit	Exhibit title
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated Bylaws of the Company (1)
4.1	Specimen Stock Certificate (1)
4.3	Investor's Rights Agreement, by and among the Company, Mandarin Partners LLC and the Zein & Samar Obagi Family Trust dated December 2, 1997, as amended and assigned (1)

10.48	Amendment and Addendum to Know-How Trademark License Agreement, by and between the Company and Rhoto Pharmaceutical Co.,Ltd., dated December 4, 2008*+
10.57	Amended and Restated Product Supply Agreement between the Company and Triax Pharmaceuticals LLC dated August 24, 2009*+
10.58	Amendment No. 2 to Distribution Agreement between the Company and Cellogique Corporation, dated September 26, 2009*+
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*      Filed herewith

+	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.

(1)    Incorporated herein by reference to the Company's Registration of Form S-1/A (Registration No. 333-137272), previously filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBAGI MEDICAL PRODUCTS, INC.

Date: November 6, 2009	By:	/s/ STEVEN R. CARLSON
Steven R. Carlson
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2009	By:	/s/ PRESTON S. ROMM
Preston S. Romm
Chief Financial Officer
(Principal Financial Officer)