Form 10-K
period 2009-12-31
Obagi Medical Products, Inc.
filed 2010-03-15
CIK 1375247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $103,814 million  (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer, director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.  As of March 11, 2010, there were 22,044,872 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on or about June 8, 2010.

OBAGI MEDICAL PRODUCTS, INC.
ANNUAL REPORT ON FORM 10-K

Obagi®, Obagi Blue Peel®, ELASTIderm®, Nu-Derm®, Obagi-C®, Rosaclear®, CLENZIderm™, Condition & Enhance™, Obagi-C RX™ and SoluCLENZ™ are among the trademarks of Obagi Medical Products, Inc. and/or its affiliates in the United States and certain other countries.  Botox® is a registered trademark of Allergan, Inc.  Refissa™ is a trademark of Spear Pharmaceuticals Inc. Any other trademarks or trade names mentioned are the property of their respective owners.

© 2010 Obagi Medical Products, Inc. All rights reserved.

 Forward-looking Statements

We have made forward-looking statements in this Annual Report on Form 10-K ("Report"), including the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business,” that are based on our management's beliefs and assumptions and information currently available to us. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulations, litigation and competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions.

Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statement. We do not have any intention to update forward-looking statements after this Annual Report on Form 10-K is filed. You should understand that many important factors, in addition to those discussed under the section entitled “Risk Factors” in Item 1A and elsewhere in this Report, could cause our results to differ materially and adversely from those expressed in the forward-looking statements.

 PART I

 ITEM 1:    BUSINESS

Corporate Information

The Company was founded as WorldWide Product Distribution, Inc. (“Worldwide”) in 1988. OMP Acquisition Corporation was incorporated in California in October 1997 to purchase substantially all of the assets and to assume the accounts payable and related operating liabilities of WorldWide and subsequently changed its name to Obagi Medical Products, Inc. in December 1997. OMP, Inc. (“OMP”) was incorporated in Delaware in November 2000 and, in January 2001, Obagi Medical Products, Inc. was merged into OMP, with OMP as the surviving corporation. In December 2004, the stockholders of OMP exchanged their shares of OMP for an equal number of shares in a newly formed holding company incorporated in Delaware, Obagi Medical Products, Inc., which became the parent holding company for all existing operations of OMP. Unless the context indicates otherwise, in this Report we use the terms “Obagi,” “we,” “us” and “our” to refer to Obagi Medical Products, Inc. and its subsidiaries on a consolidated basis.

Our principal executive offices are located at 3760 Kilroy Airport Way, Suite 500, Long Beach, California 90806, and our telephone number at that location is (562) 628-1007. Our website address is http://www.obagi.com. Copies of our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission (“SEC”) can be obtained free of charge as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC by clicking the SEC Filings link from the Investor Relations page on our website at www.obagi.com. Members of the public may also read and copy any materials we file with, or furnish to, the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. To obtain information on the operation of the Public Reference Room, please call the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information that we file electronically with the SEC.  Our website and the information contained thereon or connected thereto are not intended to be incorporated into this Report.

Our common stock trades on the Nasdaq Global Market under the symbol “OMPI.”

Overview

We are a specialty pharmaceutical company that develops, markets and sells, and are a leading provider of, proprietary topical aesthetic and therapeutic prescription-strength skin care systems in the physician-dispensed market. Obagi systems are designed to prevent and improve the most common and visible skin disorders in adult skin, including premature aging, photodamage, hyperpigmentation (irregular or patchy discoloration of the skin), acne, sun damage, rosacea, and soft tissue deficits, such as fine lines and wrinkles. Our products have been developed to enhance the underlying health of patients' skin, and clinical studies have demonstrated that the use of our systems results in skin that looks and acts younger and healthier.

We sell our products through a direct sales force in the United States and internationally through distribution partners in over 47 countries across North America, Central America, South America, Europe, the Middle East and Asia. Our domestic sales force and foreign distributors predominantly sell our products directly to dermatologists, plastic surgeons and other physicians who are focused on aesthetic and therapeutic skin care. These physicians then dispense our products in-office, directly to their patients. We believe that we are the market leader in this growing physician-dispensed skin care channel, according to a 2009 study by Kline & Co., an independent market research firm. Our net sales have grown from approximately $35.6 million in 2001 to $104.1 million for the year ended December 31, 2009.

Over the years, we have developed numerous prescription-strength skin care products and systems for the enhancement of skin health. Using our Penetrating Therapeutics™ technologies, our products are designed to improve the penetration of prescription and over-the-counter (“OTC”) cosmetic agents across the skin barrier to address the most common and visible skin conditions in adult skin.

Our leading product line, launched by us in 1988, is the Obagi Nu-Derm System. We believe the Nu-Derm System is the leading clinically-proven, prescription-based topical skin health system on the market that has been shown to enhance the skin's overall health by correcting photodamage using drugs that, by definition, work at the cellular level.  This results in a reduction of the visible signs of aging.  In addition, we offer several other skin care systems and related products, including: (i) the Obagi-C Rx System, introduced in 2004, a prescription-strength system that reduces the early effects of sun damage and evens skin tones through the use of a Vitamin C serum combined with 4% hydroquinone; (ii) our Professional-C series of products, introduced in 2005, which consist of high potency antioxidant Vitamin C serums that help to counteract the effects of ultraviolet radiation and other environmental influences; (iii) the Condition & Enhance System, launched in 2006, which was developed to enhance the results of physician delivered surgical and non-surgical cosmetic procedures, such as Botox, injectable fillers, chemical peels, microdermabrasion and laser resurfacing treatments; (iv) the ELASTIderm family of products, first introduced in 2006, which includes treatments developed to restore skin elasticity and collagen production, and reduce fine lines and wrinkles, around the eyes and décolletage; (v) our CLENZIderm M.D. Acne Therapeutic Systems, introduced in 2007, featuring a solubilized formulation of benzoyl peroxide (“BPO”) to treat and prevent acne at its root; and (vi) the Rosaclear System, launched in 2009, which is a complete prescription-based system developed specifically for the treatment and prevention of the signs and symptoms of rosacea.  We also offer (i) tretinoin, a generic equivalent to Retin-A that is among the most widely used acne treatments, as well as Refissa, a 0.05% strength tretinoin, approved by the United States Food and Drug Administration (“FDA”), with an emollient base that has a broad indication for treatment of fine facial lines, hyperpigmentation and tactile roughness; (ii) metronidazole topical gel, a generic equivalent to Metrogel, for use in conjunction with our Rosaclear System; and (iii) Obagi Blue Peel, which has been cited by Kline & Co. as one of the most well known brands for use in physician-strength facial peel procedures.

We advance our development objectives through product and license agreements with third parties. These agreements may include patent and technology licenses, product licenses and new product collaboration agreements. We also compete in the Japanese retail skin care markets through strategic licensing agreements with a Japanese pharmaceutical manufacturer and distributor that sells a series of OTC products under the Obagi brand name in the Japanese drug and variety store channels.  In addition, we have other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand in the aesthetic spa channel, both for in-office use in facial procedures, as well as for sale as a take-home product kit.  Our net licensing revenue from skin health systems and products in Japan was approximately $4.6 million for the year ended December 31, 2009.

      In August 2008, we entered the pharmacy channel for the first time by launching SoluCLENZ Rx Gel, a solubilized benzoyl peroxide gel for the treatment of acne, which was available only by prescription.  However, after closely monitoring the progress of the launch and weekly sales data, we determined that the distribution of a single prescription product through the pharmacy channel and the ongoing investment to support that channel had become cost-prohibitive. Accordingly, on April 13, 2009, we announced that we would no longer sell SoluCLENZ in the pharmacy channel.

The Skin Care Market

The independent research firm, Kalorama Information, estimates that from 2005 to 2010, over 70 million people in the United States alone will receive cosmetic facial procedures for which they will pay over $60 billion. We believe this reflects a growing desire and acceptance among the population to seek aesthetic facial products and procedures from their physicians. A key driver of this trend is the aging of the “baby boomer” segment of the U.S. population. In addition, life expectancy in the United States has extended in recent years, leading to a further increase in the average age of the country's population. Because healthcare needs, including the treatment of skin disorders, tend to increase with age, we expect the demand for skin care products to continue to increase over time. In particular, women tend to demonstrate a higher motivation than men to improve their personal appearances. The number of women between the ages of 35 and 65, the primary users of our products, was estimated by the U.S. Census Bureau to have grown 30% between 1990 and 2006. With this segment's strong desire to reduce the signs of premature aging, we expect the aging female population to continue to increase the market opportunity for skin care products.

Most of the cosmetic skin care products available today are designed to mask the effects of aging and skin disorders, rather than treat the underlying health of the skin. As a result, consumers may see temporary skin surface improvements, but underlying skin restoration often does not occur because the active agents in these products lack the ability to effectively penetrate the skin barrier. In addition, most traditional approaches to skin care are not comprehensive programs designed to integrate complementary products. Individual products, even those that are widely used by consumers (such as facial soaps or sunscreens), are not generally designed to work together, and therefore may cause unintended side effects or reduced effectiveness when used in combination.

For these reasons, consumers have increasingly turned to their physicians for products and simple in-office procedures that can provide better results than consumer cosmetics. For example, physician-recommended cosmetic products and commonly performed cosmetic procedures such as Botox injections, injectable fillers, laser hair removal and microdermabrasion, have experienced substantial growth as consumers learn that they can achieve positive cosmetic results with minimally invasive techniques.  Beyond anti-aging and aesthetic treatments, there is also significant market demand for effective treatments of skin diseases such as acne, rosacea, psoriasis, and eczema (dermatitis). While a number of therapies and treatments exist for such diseases, most treatments consist of either topical applications with limited efficacy, or systemic (oral) applications that carry significant potential side effects.

According to Kline & Co., in 2009, there were more than 25,200 physicians practicing dermatology and plastic surgery in the United States, of which more than 11,500 dispensed skin care products directly to their patients. Based on our experience with physicians who have opened accounts with us, we believe a growing number of general practice, family practice, internal medicine, and obstetrics and gynecology (“OBGYN”) physicians are also dedicating resources in their practices to skin care. We believe that these physicians are responding to the rapid increase in consumer demand for non-invasive skin care treatments. Furthermore, many of these physicians are dispensing prescription and non-prescription skin care products directly to their patients.

Outside of the United States, the physician-dispensed skin care market varies by country due to cultural differences and regulatory requirements. Cultural desires for skin with lighter and more even pigmentation have created large and growing aesthetic skin care demands across the Pacific Rim countries, particularly Japan, China and Korea. European and certain South American countries such as Brazil also present large skin care markets due to the complementary growth in cosmetic procedures and willingness on the part of their consumers to spend discretionary income on aesthetic enhancements. We believe that the growth in major international markets will also be driven by cultural desires to lessen the appearance of skin darkening caused by exposure to sun, aging populations and a heightened awareness and acceptance of physician-dispensed products and procedures. While physician dispensing is common in most countries, certain countries prohibit or limit the types of products that can be dispensed from a physician’s office, requiring physicians to either partner with a retail pharmacy or drug store, or to simply forgo dispensing.

Our Obagi Systems and Related Products

We believe the effects of aging and skin disorders are best addressed not at the surface of the skin but at a deeper level, where the skin's natural cell regeneration processes occur. Thus, a number of our systems and related products have been designed to improve the overall health of the skin by improving cellular processes such as collagen and elastin production, keratinocyte clearing, and melanocyte regulation, using drugs that, by definition, work at the cellular level. We have developed comprehensive skin care systems that incorporate a range of individual prescription and non-prescription therapeutic agents, as well as cosmetic ingredients. The individual components of each system have been specifically formulated to complement one another, enhancing the effectiveness of the system as a whole and allowing the physician to tailor the treatment program to the specific needs of the patient. The design of our systems is proprietary to us, and we are the sole licensee of both provisional and issued U.S. patents and have patent applications pending for the composition of certain of these products.

System and related products	Segment/product category	Description	Applications	Launch date
Obagi Nu-Derm System	Physician Dispensed/ Nu-Derm	Comprehensive system of six products including prescription and OTC drugs	Fine lines, wrinkles, acne, photo damage, hyperpigmentation, melasma, laxity, skin sallowness	1988
Obagi Condition & Enhance Systems	Physician Dispensed/ Nu-Derm	Line extension of Nu-Derm designed for use before and after surgical and non-surgical cosmetic procedures; prescription-based	Enhances patient outcomes and patient satisfaction	2006
Obagi-C Rx System	Physician Dispensed/ Vitamin C	Highly stable Vitamin C serum with 4% hydroquinone system; prescription-based	Fine lines, wrinkles, hyperpigmentation, skin sallowness	2004
Professional-C	Physician Dispensed/ Vitamin C	Highly stable Vitamin C serums; non-prescription	Antioxidant protection, fine lines, wrinkles, hyperpigmentation	2005
ELASTIderm Eye and Décolletage	Physician Dispensed/ Skin Laxity	System of skin health products built around a novel formulation of a bi-mineral complex; prescription and non-prescription based	Increase elasticity and skin tone of eyes, face, neckline and chest	2006/2008
CLENZIderm M.D. Systems	Physician Dispensed/ Therapeutic	Systems for acne treatment built around a novel formulation of BPO; non-prescription	Acne	2007

Obagi Rosaclear System	Physician Dispensed/ Therapeutic	System for rosacea treatment that reduces redness and flushing, along with treating papules and pustules; prescription based	Rosacea	2009
Tretinoin	Physician Dispensed/ Other	Generic equivalent of Retin-A available in the United States; requires prescription	Acne	2002
Refissa	Physician Dispensed/ Other	Branded Retin-A available in the United States; requires prescription	Fine facial lines, hyperpigmentation and tactile roughness	2009
Metronidazole	Physician Dispensed/ Other	Generic equivalent of Metrogel; requires prescription	Rosacea	2009
Obagi Blue Peel System	Physician Dispensed/ Other	Topical system to aid in the application of TCA (trichloroacetic acid) chemical peels	Fine lines, wrinkles, hyperpigmentation	1988

We further differentiate our skin care systems and related products by supporting their safety and efficacy with randomized controlled and comparative clinical studies conducted by leading market experts.  We believe that these clinical studies provide added scientific credibility to our products in the physician-dispensed market. We have initiated 68 clinical studies since 2003 in the areas of acne, aesthetics and elasticity to analyze the efficacy, side effects and tolerability of our systems and products, as well as to compare them to other commonly used regimens.  We currently intend to launch approximately 27 additional clinical studies in 2010 to assess other therapeutic indications for new and existing products.

Obagi Nu-Derm System

Our Obagi Nu-Derm System was initially launched by us in 1988, and since that time, we have made substantial enhancements to the system through the application of our Penetrating Therapeutics technologies.  We believe that the Nu-Derm System is the leading clinically proven, prescription-based topical skin health system currently available that has been shown to enhance the skin’s overall health by correcting photodamage using drugs that, by definition, work at the cellular level.

The Obagi Nu-Derm System consists of a combination of six prescription, OTC therapeutic agents and adjunctive cosmetic skin care products to treat visible skin conditions such as photodamage and hyperpigmentation resulting from extrinsic damage and intrinsic changes to the skin. The Nu-Derm cosmetic skin care products include cleansers and exfoliating creams. Three of these products contain hydroquinone, in a 4% prescription concentration, which acts as a bleaching agent that is designed to correct skin pigmentation problems by normalizing the production of new melanin in the epidermis. Physicians may also prescribe the drug tretinoin as a complement to the system, in various concentrations, depending on the physician's judgment of patient need. We believe that the use of these prescription therapeutic agents, the ability of such agents to penetrate the skin's surface and the order of application distinguishes our Nu-Derm System from other commonly prescribed regimens. While we have designed the Nu-Derm System to include products that patients can use in a systematic treatment regimen, we also make the component products available for individual sale. We believe that physicians who dispense the Obagi Nu-Derm System generally encourage their patients to use the component products together in a systematic treatment regimen. However, we also believe that some patients elect to use the products that make up the system individually. Products that are used individually at times include the sun screen products and Obagi Nu-Derm Clear, which physicians may dispense on occasion to address localized pigmentation problems. Side effects from use of the products may include redness, mild to moderate irritation and/or excessive flaking or sloughing of the outer layers of the treated skin. Side effects generally resolve after the first 10 days of use, or in cases with certain sensitive individuals, in a few days upon discontinuance of use.

The Obagi Nu-Derm System, including the Obagi Condition & Enhance System (described below), accounted for approximately 56% and 54% of our consolidated net sales for the years ended December 31, 2008 and 2009, respectively. We sell our Nu-Derm System primarily at a single price. Although the volume of sales for each individual product within the system varies, we believe the majority of our sales of each component product is due to the fact that they are sold as part of the system.

Obagi Condition & Enhance – Surgical and Non-Surgical Cosmetic Procedures

To address the growing market for cosmetic procedures, in July 2006, we launched Obagi Condition & Enhance, a line extension of our Nu-Derm System targeted for use with surgical and non-surgical cosmetic procedures, such as Botox, injectable fillers, chemical peels, microdermabrasion and laser resurfacing treatments. This system provides adjunctive therapy both before and after these procedures, and has been clinically proven to enhance aesthetic outcomes and improve overall patient satisfaction.

Like our Nu-Derm System, the Condition & Enhance System consists of a combination of six prescription and OTC therapeutic agents and adjunctive cosmetic skin care products to treat visible skin conditions such as photodamage and hyperpigmentation resulting from extrinsic damage and intrinsic changes to the skin. Condition & Enhance cosmetic skin care products include cleansers and exfoliating creams. Three of these products contain hydroquinone, in a 4% prescription concentration, which acts as a bleaching agent that is designed to correct skin pigmentation problems by normalizing the production of new melanin in the epidermis. While we have designed Obagi Condition & Enhance to include products that patients can use in a systematic treatment regimen, we also make the component products available for individual sale. We believe that physicians who dispense Obagi Condition & Enhance generally encourage their patients to use the component products together in a systematic treatment regimen. Side effects from use of the products may include redness, mild to moderate irritation and/or excessive flaking or sloughing of the outer layers of the treated skin. Side effects generally resolve after the first 10 days of use, or in cases with certain sensitive individuals, in a few days upon discontinuance of use.

Obagi-C Rx System

The Obagi-C Rx System consists of a combination of four prescription and OTC drugs and adjunctive cosmetic skin care products to treat skin conditions resulting from sun damage and the oxidative damage of free radicals. The central ingredients in the system are hydroquinone, in a 4% concentration, and Vitamin C. This combination distinguishes Obagi-C Rx from other Vitamin C based products available in the physician office, and Obagi-C Rx products have been shown in clinical studies to penetrate all levels of skin better than the leading Vitamin C competitor. We are the sole licensee of certain patents of Avon Products, Inc. (“Avon”) relating to these products.  Two Obagi-C Rx System products contain 4% hydroquinone, which is designed to correct skin pigmentation problems by normalizing the production of new melanin in the epidermis. The Obagi-C Rx System includes cosmetic skin care cleansers and exfoliating lotions. When combined in a system, we believe hydroquinone, Vitamin C and a sunscreen provide correction of, and protection against, premature skin aging. As with the Obagi Nu-Derm System, the products that make up the Obagi-C Rx System are generally used together in a coordinated regimen by the majority of patients. Side effects from use of these products may include redness and/or mild to moderate irritation of the treated skin. Side effects generally resolve after the first 10 days of use, or in cases with certain sensitive individuals, in a few days upon discontinuance of use.

Obagi Professional-C

Obagi Professional-C products are a complete line of proprietary, non-prescription products, that consist of Vitamin C serums used to reduce the appearance of damage to the skin caused by ultraviolet radiation and other environmental influences. Vitamin C (L-ascorbic acid) acts as a potent antioxidant. The Professional-C line consists of a 5% serum for the area around the eyes and 10%, 15% and 20% serums for the face, neck and chest. Professional-C represents an expanded line that replaced our 5% and 10% Vitamin C serum offerings marketed under the Cffectives brand domestically, and Obagi-C brand internationally, as originally introduced in 2000. Obagi Professional-C products are sold individually and are used on their own, or in combination with other Obagi system products. These products are classified as cosmetics and side effects are not generally associated with their use; however certain sensitive individuals may experience mild irritation of the skin where product is applied. These products have been shown in clinical studies to penetrate all levels of skin better than the leading Vitamin C competitor.

Obagi ELASTIderm

As skin ages, it loses its elasticity and begins to sag, particularly around the eyes, on the neck and on the hands. Our ELASTIderm product line consists of products for the treatment of skin laxity featuring patent pending bi-mineral complexes that may help the body's own natural ability to increase epidermal thickness, augment hypodermal fat and increase elastin levels by supplying increased local concentrations of natural mineral actives to the relevant tissue, thereby improving elasticity and skin tone. We believe this is the first clinically proven skin health system to aid in the regeneration of elastin, which we believe is a new and novel topical application for anti-aging. Based on the results of our clinical studies, which showed significant improvements in measured collagen and elastin in under eye skin treated over an eight week period, we launched an eye cream product under the Obagi ELASTIderm brand name in October 2006. In February 2007, we launched an eye gel, which is the second product under the Obagi ELASTIderm brand, and in February 2008, we launched ELASTIderm Décolletage, a system to treat skin conditions resulting from sun damage and improve the elasticity and skin tone for the neck and chest area.

We are continuing to evaluate the use of future ELASTIderm products on other areas of the body. These areas may include the hands, full face, arms and other areas of the body. However, we cannot assure you that additional products will be successfully developed in the future.

CLENZIderm M.D.—Acne

Current formulations of BPO are emulsions, comprised of large, highly insoluble particles that do not pass easily into the skin follicle to treat the underlying causes of acne. As a result, the efficacy of existing formulations of currently marketed BPO products is limited. We have developed a system of products for acne treatment featuring a novel formulation of BPO that our clinical studies show to penetrate more readily into the skin follicle than current creams or gels because the solubilized particle size is substantially smaller than that of other brands. We believe that our solution-based acne system will be a more effective treatment for acne because a greater amount of the active ingredient, BPO, will penetrate the hair follicle to act on propionibaceterium acne (“P. acne”). We conducted several clinical studies that demonstrated that our novel BPO alone achieved greater intrafollicular and skin surface bactericidal activity (or kill) against P. acnes than both a prescription generic BPO formulation and a prescription BPO/antibiotic combination product. We believe these studies show the efficacy of our novel BPO formulations in reducing P.

 acnes and clearing visible acne lesions on the skin. Based on the results of these studies, we began a full commercial launch of the CLENZIderm M.D. System for normal to oily skin in February 2007 and for normal to dry skin in July 2007.

Obagi Rosaclear - Rosacea

 According to a 2008 American Academy of Dermatology and the National Rosacea Society study, rosacea is a very common skin condition, affecting more than 14 million Americans.  Our Rosaclear System is the first complete prescription-based system developed specifically for treating the signs and symptoms of rosacea. The all-in-one system is designed, and has been clinically proven, to effectively reduce redness and flushing, along with treating papules and pustules, to help rosacea patients achieve a clearer, calmer and more balanced-looking complexion. The system consists of a gentle cleanser, metronidazole topical gel 0.75%, and a Hydrating Complex Corrector designed to protect and moisturize irritated skin as well as minimize redness and flushing.  A chemical-free, non-comedogenic Skin Balancing Sun Protection SPF 30 sunscreen was also developed for use in conjunction with the system.  This sunscreen was designed to provide broad-spectrum UVA/UVB protection and is tinted to help reduce the appearance of facial redness and irritation.

Metronidazole

Metronidazole, an antibiotic, is often used in a topical gel form for the treatment of rosacea in the United States. Topical metronidazole helps to treat the inflammatory papules and pustules associated with rosacea. While physicians can, and in many cases do, write a prescription for metronidazole to be filled by a pharmacy in conjunction with our Rosaclear System, we also offer a FDA approved metronidazole topical gel 0.75% through an exclusive license with Tolmar, Inc. ("Tolmar") to provide physicians the option of dispensing metronidazole directly from the office along with the Rosaclear System. Side effects can include tearing of the eyes, burning, skin irritation, dryness, transient redness, metallic taste, tingling or numbness of the extremities and nausea in certain sensitive individuals. If these effects occur, the medication should either be used less frequently or discontinued.

Tretinoin

Tretinoin creams and related adjunctive acne care products are used for the topical treatment of acne in the United States. Tretinoin, the active ingredient in the prescription acne drug Retin-A, is a Vitamin A derivative and has been the primary prescription acne therapy for approximately 25 years. Topical tretinoin normalizes the growth rate of skin cells, disrupting the onset of acne. We offer FDA-approved formulations of tretinoin through an exclusive license in the physician-dispensed skin care channel. Our tretinoin cream line is available in concentrations of 0.1%, 0.05% and 0.025%. In September 2009, we also began offering Refissa, a FDA approved 0.05% strength tretinoin with an emollient base that has a broad indication for treatment of fine facial lines, hyperpigmentation and tactile roughness. These products are sold individually and are used by doctors as a single therapy, in combination with Obagi Nu-Derm and Condition & Enhance or in combination with other acne therapies. Side effects include excessively red, edematous, blistered, or crusted skin for certain sensitive individuals. If these effects occur, the medication should either be discontinued until the integrity of the skin is restored, or the medication should be adjusted to a level the patient can tolerate. To date, adverse effects generally have been reversed upon discontinuation of therapy.

Obagi Blue Peel

Obagi Blue Peel is a topical system to aid in the application of trichloroacetic acid (“TCA”) chemical peels used to smooth the surface of skin, improve skin tone and color, diminish wrinkles and shrink pore sizes. While Obagi Blue Peel products are not dispensed for daily home use in a system and are therefore not a significant source of our revenue, they are used to aid the physician in skin peeling activities. Chemical peels are in-office procedures performed either by a physician or a member of a physician's staff, depending on the skin depth of the peel. During the procedure, acidic solutions are combined in our delivery system and applied to the face to remove the thin surface layers of aged and damaged skin. After removal, the body will naturally replace the removed skin layers with new, healthy skin cells. The Obagi Blue Peel provides for an even application and slows the penetration of the solution into the skin, allowing physicians to more accurately monitor the peel. This produces a more uniform and consistent application, which reduces the risk of complications. We believe that the Obagi Blue Peel is especially effective as a complementary treatment to our Nu-Derm System. The Obagi Blue Peel products have no known side effects in and of themselves. Patients receiving Blue Peel products as part of an acid peel procedure can expect to experience side effects that are associated with such procedures.

Areas of Future Growth

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

We believe that our Penetrating Therapeutics technology may be applicable in other skin health areas. We are currently evaluating additional therapeutic formulations in related areas, some of which could result in new product introductions.

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

Sales and Marketing

Domestic

In the United States, we sell our systems and related products directly to physicians through our internal sales force. Physicians then dispense our products in-office, directly to their patients, a distribution method commonly referred to as the “physician-dispensed” channel. We believe that the physician-dispensed distribution model ultimately results in higher patient satisfaction because it is better suited to the provision of system-based skin care than traditional drug distribution channels. Our physician customer base consists primarily of plastic surgeons and dermatologists, but also includes an increasing number of physicians from other practice areas, such as internal medicine, general and family practice, and OBGYNs who are adding skin care to their practices.

Based on a 2009 study by Kline & Co., we are the leading skin health company in the physician-dispensed channel, with an estimated 28.9% market share, more than two times the market share of the next largest competitor. As of December 31, 2009, we had approximately 6,200 active accounts in the United States. Each account has at least one licensed physician on-site and we estimate that there are over 11,800 physicians in total practicing under these active accounts. This includes physicians on-site at a small but growing number of medical spas.

The U.S. market accounted for 84% and 82% of our net sales for the years ended December 31, 2008 and 2009, respectively. As of December 31, 2009, we had 141 sales, marketing and education specialists, including 104 dedicated sales representatives and managers. We believe that we have sufficient sales representation to enable us to effectively target the plastic surgeons, dermatologists and aesthetic skin care physicians who dispense skin care products in the United States.   In addition to effective systems, we also offer turn-key practice building programs and patient events that help these physicians grow their practices. These resources help physicians improve their recurring patient visits and revenue streams.

Our marketing efforts have a dual focus. First, we market directly to physicians in an attempt to create treatment awareness and encourage the use of our products by both new and existing physician clients. To support this effort, we use medical journal advertising, sales aids, videos, CDs and slide demonstrations, physician-to-physician speaker presentations, trade shows, reminder items, educational and training support, internet resources, and telemarketing. Second, we attempt to create and then build upon the relationships with our physician customers by marketing our products to their patients through their medical practices. In addition, we provide patient education booklets and videos, funding for cooperative advertising, training and direct assistance in patient seminars and other programs, continuous product education and public relations programs for patient referrals.

In addition, our research and development staff is designing and directing clinical studies to support the application of our existing product lines for new markets and to enhance our current marketing efforts. We have conducted numerous studies with the leading academic institutions and key experts in dermatology and aesthetic medicine, and will continue to expand our collaborations with leading dermatologists and institutions to coordinate additional clinical studies for new product applications and formulations. We believe evidence from our clinical studies will validate the performance of our existing products and provide a platform for the development of new products and product applications.

International

 International markets accounted for 16% and 18% of our net sales for the years ended December 31, 2008 and 2009, respectively. We address international markets through 21 international distribution and two licensing partners that have sales and marketing activities in approximately 47 countries outside of the United States, and three trademark and know-how license agreements for the drug store and aesthetic spa channels in Japan. We target distribution partners who are capable and willing to mirror our sales and distribution model in the United States and who have an established business and reputation with physicians.  The products that we sell internationally are generally the same formulations as those sold in the United States', however, in some instances, formulations have been modified to comply with the regulatory requirements of certain countries.

       These distributors use a model similar to our business model in the United States, addressing their territories through direct sales representatives who sell to physicians, or through alternative distribution channels, depending on regulatory requirements and industry practices. The sale of skin health and restoration products through physician offices is not as widely established internationally as it is in the United States. For example, some of our more successful international distribution partners include our partners in Australia, Southeast Asia, the Middle East, the Philippines and North America (excluding the United States). In many of these territories, our partners utilize Obagi-branded medical centers to employ trained physicians for patient sales, as well as a training center to provide product and sales training to regional physicians and their staff. In addition, some of our distribution partners, such as our distributors in Mexico and Canada, leverage their existing complimentary product offerings to gain rapid account penetration for Obagi Systems in their territories. International sales are diversified, and our largest individual medical channel distribution partner purchased approximately $1.7 million from us during the year ended December 31, 2009.

We intend to continue expanding our international presence by entering into strategic relationships in key locations such as Asia, Europe and South America. We believe that there is potential for significant sales growth of our products in international markets due to cultural emphasis on overall skin health and appearance, and the continued development and acceptance of surgical and non-surgical cosmetic procedures throughout many countries of the world.

Licensing

In areas where the physician-dispensed skin care channel is underdeveloped, we look for alternative models to build a presence and brand awareness for our products. For example, in Japan we have pursued three separate distribution channels for our brand and product concepts. In 2002, we launched our first formal long-term relationship in Japan by entering into a trademark and know-how license agreement with Rohto Pharmaceutical Co., Ltd. (“Rohto”) to market and sell our Obagi-developed products in Japan. Rohto is a Japanese pharmaceutical manufacturer and distributor. Under our current agreement, Rohto is licensed to manufacture and sell a series of OTC products under the Obagi brand name, including Obagi-C products, in the Japanese drug store channel, for which it pays us a license fee. Rohto's Obagi branded products achieved retail annual sales of approximately $75 million in 2009 through approximately 6,300 high-end drug and variety stores. In 2008, we expanded that relationship to provide for collaboration on the development of new products and to pursue the higher end department store channel in Japan.  In addition, at the end of 2008 we entered into a License Distribution Agreement with Rohto for sales of products using our bi-mineral complex technology, for which we receive royalty payments on net sales.  We have additional licensing arrangements in Japan as well to market and sell OTC product systems under the Obagi brand in the aesthetic spa channel, both for in-office use in facial procedures, as well as for sale as a take-home product kit. Separately, we have entered into a distribution agreement with a partner, who has exclusive rights to distribute the Obagi Systems' in the physician-dispensed channel in Japan. Our strategic partners in Japan have engaged in aggressive direct to consumer advertising, which we believe has raised consumer demand in Japan, creating greater brand awareness in the physician channel to the benefit of our core prescription lines. During the year ended December 31, 2009, these separate distribution channels in Japan generated approximately $4.6 million in net sales through the payment of license fees to us.

We will continue to look for credible partners to address new geographies, and to evaluate alternative channel opportunities in other countries to drive brand awareness and accelerate overall market penetration.

Manufacturing

We believe our manufacturing processes provide us with a competitive advantage, which we have developed through years of experience formulating skin care products. We maintain manufacturing scalability and flexibility by maintaining manufacturing with five qualified contract manufacturers: Arizona Natural Resources, Inc., Bay Cities Container Corporation, Denison Pharmaceuticals Inc., PureTek Corporation, and Swiss-American Products Inc.  However, we do not have long-term contracts with most of these parties. For all of our proprietary product concepts, we also own the related manufacturing processes, methods and formulations. In 2005, we invested in our own manufacturing facility to develop the ability to manage and protect the manufacturing process with respect to certain of our new product pipeline concepts. We use this facility solely for the purpose of smaller scale product manufacturing in connection with new product technologies and smaller market introduction quantities. We currently perform part of the manufacturing process for the CLENZIderm M.D. System in this facility. This facility will allow us to protect intellectual property related to our products in the initial stages unless and until we believe we can transfer such know-how to third-party manufacturers with full protection of our intellectual property.

We use only FDA compliant manufacturers who specialize in the manufacture of prescription and OTC pharmaceutical and/or cosmetic products. These parties manufacture products pursuant to our specifications. All of these manufacturers are required by law and by our manufacturing standards to comply with current Good Manufacturing Practice (“cGMP”). We pre-qualify and continually monitor our manufacturers for quality and compliance. We also require documentation of compliance and quality from those manufacturers for whom we act as representative in connection with the promotion and sale of their products. For most of our key products, we have two or more qualified manufacturers. Although certain products, including our hydroquinone and some of our sun protection products, are currently supplied by a single source, we intend to qualify additional manufacturers for such products.

In addition, while physicians can and in many cases do write a prescription to be filled by a pharmacy for tretinoin for use in conjunction with our Obagi Nu-Derm and Condition & Enhance Systems or for metronidazole for use in conjunction with our Rosaclear System, we also purchase such products directly from third parties in order to provide physicians the option of dispensing these products directly from the office along with Obagi products. These products are currently purchased under exclusive product supply agreements that expire in 2014, 2014 and 2015, respectively. While there are several other manufacturers of generic tretinion and metronidazole, the termination of those agreements or any loss of services under those agreements could be difficult for us to replace. We expect to continue to rely on third parties to produce materials required for clinical trials and for the commercial production of our products.

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

We have pursued an aggressive trademark registration policy as a means to achieve brand recognition and product differentiation in the market. We own various U.S. and foreign trademark registrations and applications and common law marks. In connection with developing new products and product applications, we have filed, or have obtained an exclusive license to, 48 U.S. provisional and non-provisional patent applications since 2004.

We have licensed certain patent applications owned by JR Chem LLC (“JR”) covering our ELASTIderm, CLENZIderm and Rosaclear Systems. We have relied on services provided by JR in the development of new products to address acne, skin elasticity and rosacea, under a five-year contract that was due to expire in January 2010. However, we recently entered into a letter agreement with JR to extend the contract through the end of March 2010 to enable us to negotiate an amendment to the agreement or a new contract. We also have licensed the rights to four patents owned by Avon, one of which expired in 2008 while the remaining three expire between 2013 and 2018, covering methods and formulations for stabilizing Vitamin C in a serum for facial skin benefits, which is in our Obagi-C Rx C-Clarifying serum, Professional-C 5% serum, Professional-C 10% serum, Professional-C 15% serum and Professional-C 20% serum. We entered into the license agreement with Avon in June 2003, for an initial three-year term, which is renewed year to year thereafter, at our option, through the life of the last patent to expire. The last patent will expire in September 2018.

We have also acquired rights to market, distribute, sell and, in some cases, make products pursuant to license agreements with other third parties. Such agreements contain provisions that require us to meet certain specified requirements, such as quantity purchase and payment obligations, in order to maintain the rights granted under the agreements.

Certain Material Agreements

Triax

Under a product supply agreement with Triax Pharmaceuticals, LLC ("Triax") , originally entered into on December 8, 2005 and subsequently amended and restated on August 24, 2009, we have exclusive rights to sell certain tretinoin products in 0.1%, 0.05% and 0.025% concentrations and, at our request, any other concentrations for which Triax receives abbreviated new drug application ("ANDA") approval from the FDA, in the physician-dispensed skin care channel in the United States (including all territories of the United States).  In addition, we have rights to sell such products on a non-exclusive basis outside of the United States. If we do not purchase a minimum number of units of products each year in any combination of concentrations, we will lose our exclusive selling rights in the United States. During the years ended December 31, 2009 and 2008, we met the minimum purchase requirements. Under the terms of the agreement, we are required to pay Triax a fixed price for the products, subject to volume discounts we may receive if we purchase a certain volume of products and those products are sold to our customers within a specified period of time. These volume discounts are based on calendar year performance and applied to cumulative quarterly purchases. The initial term of the amended and restated agreement is five years, with an automatic renewal for a successive five year term unless written notice is provided by either party at least 12 months before the end of the current term. Each party has the right to terminate the agreement upon prior written notice in the case of material breach and failure to take action to cure such a breach within a specified period. Each party also has the option to terminate the agreement by written notice if the other party ceases to carry on its business or becomes the subject of any proceeding under state or federal law for the relief of debtors or otherwise becomes insolvent, bankrupt or makes an assignment for the benefit of creditors, or upon the appointment of a receiver for the other party or the reorganization of the other party for the benefit of creditors.

Jose Ramirez and JR

    Pursuant to a consultant services and confidentiality agreement with Jose Ramirez and JR (the “JR Agreement”), we have hired JR to perform research and development activities including product formulation, product development and regulatory work, as detailed in various statements of work. We agreed to pay JR a minimum annual fee of $100,000 per year for five years, commencing on January 1, 2005, plus reasonable and customary expenses incurred at our request, in connection with the provision of such services. We paid consulting fees and expenses totaling $1.6 million under the agreement for each of the years ended December 31, 2009, 2008 and 2007.

    We have a right of first refusal for the exclusive license of any and all of JR's inventions that he introduces to us and related to skin healthcare that are developed or reduced to practice by JR during the term of the agreement, but not in connection with certain service activities documented in the agreement that are not assignable to us or certain statements of work that we initiate with JR, which are assignable to us as described above.  In the event that we exercise this right and obtain such an exclusive license, we agreed to pay a tiered royalty to JR. We are entitled, however, to credit against such royalty payments a portion of the expenses we have incurred to develop and commercialize any product subject to the exclusive license. We paid JR an aggregate of approximately $0.3 million, $0.2 million and $0.2 million in royalty fees under the agreement for the years ended December 31, 2009, 2008 and 2007, respectively.  To the extent that we sublicense any of our rights under an exclusive license in exchange for only a license fee, we have agreed to pay JR a portion of any such license fee that we receive, subject to an annual cap and to our ability to credit against any amounts due to JR a portion of the research and development expenses we incurred in connection with the sublicense.  Any such sublicense would be subject to JR’s prior approval, which approval may not be unreasonably withheld.  We have negotiated a separate royalty arrangement for sales of our bi-mineral complex with Rohto.  Pursuant to our arrangement with Rohto, in December 2008, we amended the JR Agreement to modify the royalty rates paid to JR based on Rohto's sales of products containing the bi-mineral technology.

    The initial term of the JR Agreement was for five years, which began in January 2005.  However, we recently entered into a letter agreement with JR to extend the contract through the end of March 2010, and are currently in the process of negotiating an amendment to the agreement that would extend the term of the agreement through the end of 2010, eliminate the minimum annual fee and provide that JR or an affiliate will provide consulting services on a project by project basis during the term. We have the right to terminate the agreement upon written notice for any violation by JR of this agreement, unless JR is able to cure such violation within such 30 day period. We also have the right to immediately terminate the agreement if JR is convicted of a felony or other crime involving material harm to our standing or reputation, for JR's nonfeasance or willful misconduct, for conduct that brings us into public disgrace or disrepute, or for continuous inattentiveness to JR's duties after written notice of the same. If we exercise our right to terminate the agreement, all of our obligations to JR, except for royalty obligations, shall cease immediately.

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

Rohto

    On September 13, 2002, we entered into a strategic licensing agreement with Rohto, a Japanese pharmaceutical manufacturer and distributor. Under the agreement, Rohto is licensed to manufacture and sell a series of over-the-counter products under the Obagi brand name, including Obagi-C products, in the Japanese drug and variety store channels and we receive a royalty based upon sales of Obagi branded products in Japan by Rohto.

    On December 4, 2008, we entered into an amendment (the “Amendment”) to the original agreement with Rohto.  The Amendment extends the term of agreement to December 4, 2017 and permits extension of the Territory (as defined) to areas outside Japan, subject to separate written agreement(s).  The Channel (as defined) has been expanded to include department stores if certain conditions are met. Rohto and Obagi have also agreed to work together to up-brand the Obagi products sold in the various channels and work cooperatively on messaging, branding and product imaging.  Under the Amendment, Obagi has also agreed to provide an exclusive royalty bearing license to sell and/or manufacture certain products developed by Obagi, Rohto or jointly developed by Obagi and Rohto.

    On December 4, 2008, we entered into a license and supply agreement with Rohto (the “Bi-mineral Agreement”) whereby we granted Rohto an exclusive right to manufacture, market and sell our bi-mineral collagen and elastin enhancing products in all channels (other than the aesthetic and spa channels) in Japan.  Rohto also has the right to develop improvements to such products or new products related to the products.  The initial term of the Bi-mineral Agreement is for five years, through December 4, 2013, with an optional five year extension. The Bi-mineral Agreement calls for certain annual sales volume and expense commitments on behalf of Rohto.   If such commitments are not met, we have the right to terminate such agreement or render it non-exclusive. As consideration for the exclusive license, Rohto will pay a development fee to us in equal installments over a five-year period as well as quarterly royalty fees based on product sales.  If the Bi-Mineral Agreement should be terminated by either party before all five installments of the development fee have been paid or even in the event of early termination, then any unpaid installments will become due and payable to us ten days before the effective termination date.  The royalty rate is scaled over the term of the agreement.

DDN

    On July 1, 2009, we entered into a services agreement with DDN/Obergfel LLC (“DDN”) under which DDN has agreed to serve as our exclusive third party logistics provider for Obagi products sold or distributed in states east of the Mississippi in the United States. Under the agreement, DDN has agreed to receive, warehouse and ship on our behalf any Obagi products sold in such territories and to provide standard order fulfillment and other shipping information related to those products. In return, we have agreed to pay DDN specified warehousing and distribution fees and, if we do not meet certain minimum billing requirements, an additional management fee. We have also agreed to pay specified additional fees for certain order adjustments, processing and handling of returned goods, access to DDN’s information systems and account management services. The agreement has an initial term of 36 months, and will automatically renew for successive 12 month terms unless written notice is provided by either party a specified period of time before the end of the current term. Each party has the right to terminate the agreement upon prior written notice in the case of a breach of the agreement by the other party and failure to cure such a breach within a specified period.  In addition, we may terminate the agreement at any time upon prior written notice to DDN and payment of an early termination fee. In the event that DDN raises its fee rates more than a certain amount, then we may terminate the agreement without payment of any early termination fee upon written notice to DDN provided within a specified period after receiving notice of the fee rate adjustment.

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

    We face and will continue to face intense competition. A number of our competitors have greater research and development and marketing capabilities and greater financial resources than we do. These competitors may have developed, or could in the future develop, new technologies that compete with our products or render our products obsolete. We are also likely to encounter increased competition as we enter new markets and as we attempt to further penetrate existing markets. Some of our competitors have in the past and may in the future compete by lowering prices on their products. We may respond by lowering our prices, exiting the market or investing in the development of new, improved products.

    We believe our direct competitors in the physician-dispensed skin care channel include BioMedic from La-Roche Posay, TNS from SkinMedica, Inc., Kinerase from Valeant Pharmaceuticals International, various products from SkinCeuticals, a division of L'Oreal S.A., from Allergan, Inc., Vitamin C and various products from IS Clinical, and Neova from PhotoMedex, Inc.

    We believe our indirect competitors that generally sell skin care products directly to consumers consist of large cosmetic companies, including but not limited to The Estee Lauder Companies Inc., Helene Curtis Industries, Inc., L'Oreal S.A., Matrix Essentials, Inc., a division of L'Oreal, Procter & Gamble Company, Neutrogena, a division of Johnson & Johnson, Revlon, Inc. and Unilever N.V.

    Our acne products compete with Triaz from Medicis Pharmaceutical Corporation, Benzaclin from Dermik Laboratories, Inc., Brevoxyl and Duac from Stiefel Laboratories Inc., and Benzac from Galderma Laboratories, L.P. Our acne products also indirectly compete with OTC anti-acne products.

    Our elasticity products have demonstrated clinical evidence of aiding the restoration of elasticity and mature elastin in aged skin. We currently know of no other products that have clinical evidence to support this claim. However, there are several products that claim to enhance elastin.

    Our products also compete with current and future medical devices, such as lasers, which are or will be positioned for a variety of skin enhancements such as facial rejuvenation, dermal thickening, acne and other uses. Competitors in this market include Candela Corp., CoolTouch Corporation, Cutera, Inc., Cynosure, Inc., Lumenis Ltd., Reliant Technologies, Inc., Syneron Medical Ltd. and Thermage, Inc. However, we believe, when used as a pre/post treatment, our Obagi Systems are complementary to many of these procedures.

Government Regulation

    Federal, state and local governmental authorities in the United States and other countries regulate, among other things, the testing, production, distribution, advertising promotion and sale of prescription and OTC drugs and cosmetics. In the United States, the FDA, acting under the Food Drug and Cosmetic Act (“FDCA”), and other federal statutes (including the Public Health Service Act, Administrative Procedure Act, Federal Trade Commission Act, Fair Packaging and Labeling Act, Lanham Act and Homeland Security Act) and agencies’ implementing regulations, regulate our products primarily on the basis of their intended use, as determined by the labeling claims or other representations made for the product.

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

    We believe that many of the products in the Obagi Nu-Derm, Condition & Enhance, Obagi-C Rx, Professional-C, ELASTIderm, CLENZIderm M.D., and Obagi Rosaclear Systems and other product lines, as labeled and intended for use, fall within the FDA definition of cosmetics and therefore do not require pre-market review and approval. Cosmetics may be sold both over-the-counter and through a physician's office, subject to state laws governing the commercial practices of physicians.

FDA regulation of drug products

    The FDCA defines drugs as products intended to cure, mitigate, treat or prevent a disease or to affect the structure or any function of the human body. Drug products are subject to more comprehensive safety and efficacy requirements of the FDCA and its implementing regulations. In general, products falling within the FDCA's definition of “new drugs” require pre-marketing clearance by the FDA. Products falling within the FDCA's definition of “drugs” that are not “new drugs” because they are generally recognized as “safe and effective” for the indication for which they are being marketed and have been used to a material extent and for a material time under those conditions generally do not require pre-market review and approval from the FDA. In addition, certain other drugs that have been in existence for a specified period of time do not required FDA pre-market review and approval. Such drug products are commonly commercialized under the FDA Compliance Policy Guide (“CPG”) entitled “Marketed New Drugs Without Approved New Drug Applications” and are subject to compliance with FDA regulations concerning manufacture, labeling, distribution, and recordkeeping for drug products.

Brief History of the Development of the FDCA

    The original Federal Food and Drugs Act was adopted in 1906 and prohibited the sale of adulterated or misbranded drugs, but did not require that drugs be approved by the FDA prior to marketing. In 1938, Congress enacted the FDCA, which required that all “new drugs” be approved for safety through a New Drug Application (“NDA”).  Drugs that were on the market prior to the enactment of the FDCA were exempt from “new drug” status under a grandfather clause, and did not require an NDA. If a new drug was approved by the FDA between 1938 and 1962, the FDA generally allowed identical, related or similar (“IRS”) drugs to be marketed without independent approval. In 1962, Congress amended the FDCA to require that all “new drugs” be demonstrated to be effective as well as safe to obtain FDA approval. However, under a grandfather clause in the 1962 amendment, a drug was exempt from the effectiveness requirement if, before the amendment was enacted, it was (i) used or sold commercially in the United States, (ii) not considered a “new drug,” and (iii) not covered by an effective application.

    The Drug Efficacy Study Implementation (“DESI”) was a program begun by FDA in 1962 after the amendments to the FDCA were adopted.  The DESI program was intended to classify all pre-1962 drugs that were already on the market and approved based on safety only as either effective, ineffective, or needing further study.   The DESI evaluated over 3,000 separate products and over 16,000 therapeutic claims. By 1984, final action had been completed on 3,443 products; of these, 2,225 were found to be effective, 1,051 were found not effective, and 167 were pending.

    Drugs that did not have pre-1962 approvals or that were not IRS to drugs with pre-1962 approvals were not subject to DESI. Some of these “DESI II” products are still not subject to FDA pre-marketing approval today, but may continue to be marketed and sold under a CPG.

FDA regulation of “new drug” products

    Today, the steps required before a “new drug” may be marketed in the United States include (i) pre-clinical laboratory and animal testing, (ii) submission to the FDA of an Investigational New Drug (“IND”), application, which must become effective before clinical trials may commence, (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug, (iv) submission to the FDA of a NDA, and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. An ANDA is required to be submitted and approved when the drug product intended for commercialization is bioequivalent to an already approved NDA product; an ANDA application does not need to repeat the clinical trials that were required for approval of the NDA, or reference listed drug. In addition to obtaining FDA approval for each product, each domestic drug-manufacturing establishment must be registered with the FDA. Drug product manufacturing establishments located in California also must be licensed by the State of California in compliance with separate regulatory requirements.

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

    We in-license three ANDA products, tretinoin, Refissa and metronidazole, all prescription drug product offerings. Each supplier holds FDA approval of ANDAs for its respective products.

FDA Enforcement Discretion for Marketed Unapproved Drug Products

    Products falling within the FDCA's definition of “drugs” that are not “new drugs” and that are generally recognized as “safe and effective” for the indication for which they are being marketed or that fall within the 1938 or 1962 grandfather clauses or within the CPG, which include some DESI II drugs, do not currently require pre-market review and approval from the FDA.

    We market a number of products containing 4% hydroquinone that we believe are not “new drug” products subject to FDA pre-market approval and that are governed by the CPG.  The Obagi Nu-Derm Clear, Blender and Sunfader products and the Obagi-C Rx C-Clarifying Serum, C-Night Therapy and Décolletage Skin Lightening Complex products contain the active ingredient hydroquinone at a 4% concentration and are marketed as prescription drugs under the FDA CPG entitled Marketed New Drugs Without Approved NDAs. These hydroquinone products must be administered under the supervision of a physician but are not subject to prior FDA approval when formulated and labeled in accordance with guidelines for prescriber information under direction of a physician. 4% Hydroquinone is known as a DESI II drug, as its active ingredient was marketed prior to the FDA's 1962 institution of drug effectiveness requirements and contains the identical formulation and labeling of its pre 1962 equivalent.

    To date, the FDA has not required NDA or other approval for the continued marketing of hydroquinone. In August 2006, the FDA issued a proposed rule that stated that OTC skin bleaching products containing hydroquinone and currently marketed outside the physician channel at 2% concentrations or less, were not generally recognized as safe and effective, were misbranded, and are new drugs within the meaning of the FDCA. The FDA proposed that because of the carcinogenic and ochronosis potential of hydroquinone, its use in skin bleaching drug products should be restricted to prescription use only, and users of such products should be closely monitored under medical supervision. The FDA also withdrew a tentative proposed monograph that concluded that hydroquinone products with concentrations of 2% or less were generally recognized as safe and effective and stated its intent to require NDA approval for continued marketing of prescription hydroquinone products at the time of publication of the final rule. In the proposed rule, the FDA recommended that additional studies be conducted to determine if there is a risk to humans from the use of hydroquinone. The FDA nominated hydroquinone for further study by the National Toxicology Program (the “NTP”), and in December 2009 the NTP Board of Scientific Counselors approved the nomination. As a result, the following, the following three NTP studies will be conducted:

•	Comparative metabolism studies in rates and mice by oral and dermal routes
•	Reproductive toxicity study in rats and mice by oral route; and
•	Dermal carcinogenicity studies of hydroquinone in mice and rats

    There are several more steps to the nomination process before the studies will commence, and the studies themselves can take two years or more to complete. The FDA has noted that, in the interim, it believes that hydroquinone at concentrations of 2% or less should remain available as an OTC drug product. At the conclusion of the NTP studies, if the FDA does change the status of 4% hydroquinone to require an NDA, and if the FDA does not allow us to continue to market our products while we attempt to comply with such new requirement as imposed, or if the FDA does not approve an NDA filed by us or a third party for 4% hydroquinone products, then we will no longer be able to rely on the CPG to market our Obagi Nu-Derm, Obagi-C Rx and Décolletage Systems containing 4% hydroquinone. FDA approval of a 4% hydroquinone product under an NDA filed by another party may also adversely affect our ability to continue to market our products under the CPG for a period of time. Furthermore, if the NTC studies conclude that hydroquinone is a carcinogen, we may be required to cease sales of all our products that contain hydroquinone. See “Risks Related to Regulatory Matters,” and “FDA Regulation of Drug Products.”

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

    We market a number of OTC products under the following monographs: Sunscreen, Acne, Skin Bleaching, Skin Protectant, External Analgesic and Topical Antibiotic.  These products are regulated by the FDA as OTC drugs subject to an FDA final monograph but do not require FDA pre-market review or approval.

FDA Regulation of Our Products and Product Candidates

The following table summarizes the current status of the active ingredients in, FDA pre-marketing approval (if any) required for, FDA regulatory category of, and launch date for, our material products and product candidates:

Product	Main Functioning or Active Ingredients(1)	FDA Pre-Marketing Approval Required	Product Status(2)	Date Launched

Obagi Nu-Derm Gentle Cleanser(3)	Mild Cleansers	No	Cosmetic	1988
Obagi Nu-Derm Foaming Gel(3)	Mild Cleansers	No	Cosmetic	1988
Obagi Nu-Derm Toner(3)	Hamamelis Virginiana (Witch Hazel) Distillate	No	Cosmetic	1988
Obagi Nu-Derm Clear(3)	Hydroquinone 4%	No	DESI II	1988
Obagi Nu-Derm Exfoderm(3)	Phytic Acid	No	Cosmetic	1988
Obagi Nu-Derm Exfoderm Forte(3)	Glycolic Acid, Lactic Acid	No	Cosmetic	1988
Obagi Nu-Derm Blender(3)	Hydroquinone 4%	No	DESI II	1988
Obagi Nu-Derm Sun Block SPF 32(3)	Zinc Oxide 18.5%	No	OTC	2004
Obagi Nu-Derm HSP SPF 35(3)	Octyl Methoxycinnamate 7.5%, Zinc Oxide 9.0%;	No	OTC	2002
Obagi Nu-Derm Sunfader	Hydroquinone 4% Octyl Methoxycinnamate 7.5%, Oxybenzone 5.5%	No	DESI II/OTC	1984
Obagi Nuderm Skin Balancing Toner	Hamamelis Virginiana (Witch Hazel) Distillate	No	Cosmetic	2009
Obagi Nuderm BlendFx	Arbutin	No	Cosmetic	2009
Obagi Nuderm Clear Fx	Arbutin	No	Cosmetic	2009
Obagi Nu-Derm Eye Cream	Mild Moisturizers	No	Cosmetic	1984
Obagi Nu-Derm Tolereen	Hydrocortisone 0.5%	No	OTC	1988
Obagi-C Rx C-Cleansing Gel	Mild Cleansers	No	Cosmetic	2004
Obagi-C Rx C-Exfoliating Day Lotion	Glycolic Acid	No	Cosmetic	2004
Obagi-C Rx C-Clarifying Serum	Hydroquinone 4%	No	DESI II	2004
Obagi-C Rx C-Therapy Night Cream	Hydroquinone 4%	No	DESI II	2004
Obagi-C Rx C-Sunguard SPF 30	Octyl Methoxycinnamate 7.5%, Zinc Oxide 9.0%	No	OTC	2004
Obagi-C Rx System C-Balancing Toner	Hamamelis Virginiana (Witch Hazel) Distillate	No	Cosmetic	2010
Obagi-C Rx System C-Clarifying Serum Normal to Oily skin	Hydroquinone	No	DESI II	2009
Obagi Professional-C Serum	L Ascorbic Acid (Vitamin C) 5% to 20% concentrations	No	Cosmetic	2005
Obagi Tretinoin(4)	Tretinoin 0.025%, 0.05%, and 0.1%	Yes	ANDA	2006
Reffisa Tretinoin	Tretinoin 0.05%	Yes	ANDA	2009
Obagi CLENZIderm M.D. Daily Care Foaming Cleanser	Salicylic Acid 2%	No	OTC	2007
Obagi CLENZIderm M.D. Pore Therapy	Salicylic Acid 2%	No	OTC	2007
Obagi CLENZIderm M.D. Serum Gel	Benzoyl Peroxide 5%	No	OTC	2007
Obagi ELASTIderm Eye Cream	Mineral complexes	No	Cosmetic	2006
Obagi ELASTIderm Eye Gel	Mineral complexes	No	Cosmetic	2007
Obagi ELASTIderm Decolletage Fx Wrinkle Reducing lotion	Mineral complexes	No	Cosmetic	2009
Obagi ELASTIderm Decolletage Fx Skin Lightening Complex	Arbutin	No	Cosmetic	2009
Obagi CLENZIderm M.D. Therapeutic Lotion	Benzoyl Peroxide 5%	No	OTC	2007
Obagi CLENZIderm M.D. Therapeutic	Glyceryn 20% Dimethieme 1%	No	OTC	2007
Obagi CLENZIderm M.D. Daily Care Cream Cleanser	Mild Cleansers	No	Cosmetic	2007
Obagi Decolletage Chest and Neck Akin Lightening Complex	Hydroquinone 4%	No	DESI II	2008
Obagi Decolletage Chest and Neck Wrinkle Reducing Lotion	Mineral complexes	No	Cosmetic	2008
SoluCLENZ Rx Gel	Benzoyl Peroxide 5%	No	OTC	2008
Obagi Rosaclear Metronidazole(5)	Metronidazole Topical Gel USP, 0.75%	Yes	ANDA	2009
Obagi Rosaclear Hydrating Complexion Corrector	Titanium Dioxide	No	Cosmetic	2009
Obagi Rosaclear Gentle Cleanser	Mild Cleansers	No	Cosmetic	2009
Obagi Rosaclear Skin Balancing Sun Protection SPF 30	Zinc Oxide 15.5%, Titanium Dioxide 2.0%	No	OTC	2009

(1)  By definition, products classified as cosmetics do not have active ingredients. For cosmetics, the main functioning ingredient is listed.

(2)  Product Status Definitions: OTC, or over-the-counter, products are defined as products that are considered drugs by the FDA, but that do not require physician prescription or oversight.

DESI II products are defined as products that are considered drugs that require physician prescription, but may not be subject to FDA pre-marketing approval if they are commercialized under an FDA CPG for marketed unapproved drugs. ANDA products are defined as drugs that have received FDA approval under an abbreviated new drug application; our three ANDA products require physician prescription.

Cosmetic products are defined as products that are not considered drugs by the FDA, are not allowed to make drug claims, and do not require FDA pre-marketing approval or physician prescription or oversight.

(3)  These products are identical to the products included in our Obagi Condition & Enhance System, which was launched in 2006.

(4)  Obagi Nu-Derm branded tretinoin is manufactured by Triax under its ANDAs, and was launched under the Obagi brand in 2006; however, we have been selling tretinoin supplied by Triax since 2003, for which we do not make any drug claims. We also began offering Refissa, a different formulation of tretinoin, manufactured by Spear Pharmaceuticals LLS ("Spear"), under its ANDA, in September 2009, for which we can make on-label drug claims for the treatment of fine lines, hyperpigmentation and tactile roughness consistent with the Spear ANDA.

(5) Obagi Rosaclear branded metronidazole is manufactured by Tolmar under its ANDA and was launched under the Obagi brand in 2009.

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

Federal Regulation of Advertising and Promotion

The FDA regulates the advertisement of prescription drug products. The U.S. Federal Trade Commission (“FTC”), Fair Packaging and Labeling Act, and state authorities regulate the advertising of OTC drugs and cosmetics, as well as exercise general authority to prevent unfair or deceptive trade practices.

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

Certain states, including California, Massachusetts and Oregon have also recently begun regulating the promotion of prescription drug products and require compliance with annual certification and disclosure requirements regarding our policies for drug promotion and the amount of money we spend per prescribing physician on drug promotion. Compliance with changing federal and state laws and regulations on prescription product promotion requires a great deal of time and effort.

Other Government Regulation

We and our suppliers or third-party manufacturers may also be subject to regulations under other federal, state, and local laws, including the Occupational Safety and Health Act, the Environmental Protection Act, the Clean Air Act and import, export and customs regulations as well as the laws and regulations of other countries.

Employees

As of December 31, 2009, we had 197 employees, of whom all except three (which are assigned to us by third party employers in country), were located in the United States. Our employees include 141 in sales and marketing, 27 in product development, manufacturing and distribution and 29 in administrative functions.  Our employees are all non-unionized, and we believe our relations with our employees are good.

 ITEM 1A:    RISK FACTORS

An investment in our common stock involves a high degree of risk. You should consider carefully the following risks and other information contained in this Annual Report on Form 10-K before you decide whether to buy, hold or sell our common stock. If any of the events contemplated by the following discussion of risks should occur, our business, results of operations and financial condition could suffer significantly. As a result, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

Risks Related to Our Business

Our sales and profitability may suffer if ongoing economic uncertainties in any of our major markets inhibits people from spending their disposable income on aesthetic and skin health products.

Virtually all of our products are purchased based on consumer choice due to the fact that all of our products are considered cosmetic in nature. As a result, they are typically paid directly by the patient out of disposable income and are not subject to reimbursement by third-party payors such as health insurance organizations. Adverse changes in the economy, such as the recent economic downturn or ongoing economic uncertainties could accordingly have a significant negative effect on consumer spending for these products.  If consumers reassess their spending choices, the demand for these products could decline significantly.  If demand declines significantly in our major markets, such as North America, the Pacific Rim and the Middle East, it would have a material adverse effect on our sales and profitability and could lead to a decline in our stock price.

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

As widely reported, the global financial markets have experienced extreme disruption over the last year, including severely diminished liquidity and credit availability.  During first three quarters of the year ended December 31, 2009, we saw these unprecedented global economic conditions have a negative impact on our revenue growth performance.  Although we experienced improvement in revenue growth in the fourth quarter of 2009, with net sales of $30.7 million during the quarter, as compared to net sales of $25.4 million for the fourth quarter of 2008, we cannot predict the timing, strength or duration of any economic recovery, and cannot assure you that the improvement in revenue growth experienced in the fourth quarter of 2009 will be sustainable. While  adverse economic conditions have not materially impacted our financial position as of December 31, 2009 or liquidity for the year ended December 31, 2009,  our financial condition could be negatively impacted in the future if these conditions continue to exist for a sustained period of time, or if there is additional deterioration in financial markets and major global economies.  The economic downturn has also resulted in increased downward pressure on stock prices generally, including our own, which is unrelated to financial performance.

Our revenues and financial results depend significantly on sales of our Obagi Nu-Derm System. If we are unable to manufacture or sell the Nu-Derm System in sufficient quantities and in a timely manner, or maintain physician and/or patient acceptance of the Nu-Derm System, our business will be materially and adversely impacted.

To date, the majority of our revenues have resulted from sales of our principal product line, the Obagi Nu-Derm System and related products. The Nu-Derm System and related products accounted for approximately 54%, 56% and 61% of our net sales for the years ended December 31, 2009, 2008 and 2007, respectively. Although we currently offer other products such as Obagi-C Rx, ELASTIderm, CLENZIderm and Rosaclear, and we intend to introduce additional new products, we still expect sales of our Obagi Nu-Derm System and related products to account for a majority of our sales for the foreseeable future. Because our business is highly dependent on our Obagi Nu-Derm System and related products, factors adversely affecting the pricing of, or demand for, these products could have a material and adverse effect on our business. Sales of our Obagi Nu-Derm Systems also experience seasonality. We believe this is due to variability in patient compliance that relates to several factors such as a tendency to travel and/or engage in other disruptive activities during the summer months. Additionally, our commercial success depends in large part on our ability to sustain market acceptance of the Nu-Derm System. If existing users of our products determine that our products do not satisfy their requirements, or if our competitors develop a product that is perceived by patients or physicians to better satisfy their respective requirements, sales of the Nu-Derm System and related products may decline, and our total net sales may correspondingly decline. We cannot assure you that we will be able to continue to manufacture these products in commercial quantities at acceptable costs. Our inability to do so would adversely affect our operating results and cause our business to suffer.

We face intense competition, in some cases from companies that have significantly greater resources than we do, which could limit our ability to generate sales and/or render our products obsolete.

The market for aesthetic and therapeutic skin health products is highly competitive and we expect the intensity of competition to increase in the future. We also expect to encounter increased competition as we enter new markets and as we attempt to penetrate existing markets with new products.  We may not be able to compete effectively in these markets, may face significant pricing pressure from our competitors and may lose market share to our competitors. Our principal competitors are large, well-established companies in the fields of pharmaceuticals, cosmetics, medical devices and health care. Our direct competitors include La-Roche Posay, SkinMedica, Inc., Valeant Pharmaceuticals International, SkinCeuticals, a division of L'Oreal S.A., Allergan, Inc., IS Clinical, and PhotoMedex, Inc.

        Our indirect competitors, who generally sell skin care products directly to consumers, consist of large well-known cosmetic companies, including but not limited to, The Estee Lauder Companies Inc., Helene Curtis Industries, Inc., L'Oreal S.A., Matrix Essentials, Inc., a division of L'Oreal S.A, Procter & Gamble Company, Neutrogena, a division of Johnson & Johnson, Revlon, Inc. and Unilever N.V. We also face competition from medical device companies offering products to physicians that are used to enhance the skin's appearance.

Many of these competitors have greater resources than we have. This enables them, among other things, to make greater research and development investments and spread their research and development costs, as well as their marketing and promotion costs, over a broader revenue base. It is also possible that developments by our competitors could make our products or technologies less competitive or obsolete. The treatment of skin conditions and the enhancement of the appearance of skin, which is what all of our products target, are the subjects of active research and development by many potential competitors, including major pharmaceutical companies and specialized biotechnology firms, such as those listed above, as well as universities and other research institutions. Competitive advances may also include the potential development of new laser or radio frequency therapies to treat  hyperpigmentation and photodamaged skin. While we intend to expand our technological capabilities to remain competitive, research and development by others may result in the introduction of new products by competitors that represent substantial improvements over our existing products. If that occurs, sales of our existing products could decline rapidly.  Similarly, if we fail to make sufficient investments in research and development programs, our current and planned products could be surpassed by more effective or advanced products developed by our competitors.

We may not be able to successfully expand the use of our current product lines or develop new products.

We are working to improve, extend and reformulate many of our existing products. Continued market acceptance of our products will depend on our ability to successfully develop additional applications of our existing products. The development of additional applications will require significant commitments of personnel and financial resources and we cannot assure you that we will be successful. If the attempted extensions of our product lines are not commercially successful, our business will be adversely affected.

We are also developing new product lines by applying our Penetrating Therapeutics technology to new agents. In addition, we have acquired rights to technologies described in certain patent applications relating to additional methods and formulations. New products, in various stages of development, include other applications for our acne and skin elasticity products and other new systems. These development activities, as well as clinical studies, which must be completed before these products can be marketed and sold, will require significant commitments of personnel and financial resources. We cannot assure you that we will be able to develop new products or technologies in a timely manner, or at all. Delays in the development or testing processes will cause a corresponding delay in revenue generation from those products. Regardless of whether such new products or technologies are ever released to the market, the expense of such processes, which may be considerable, will have already been incurred and we may not be able to recover such expenses.

We reevaluate our development efforts regularly to assess whether our efforts to develop a particular new product or technology are progressing at a rate that justifies our continued expenditures. On the basis of these reevaluations, we have abandoned in the past, and may abandon in the future, our efforts on a particular product or technology. In addition, new products that we develop may not be successfully commercialized. For instance, in August 2008, we entered the pharmacy channel for the first time by launching SoluCLENZ Rx Gel. However, after closely monitoring the progress of the launch and weekly sales data, we determined that the distribution of a single prescription product through the pharmacy channel and the ongoing investment to support that channel had become cost-prohibitive. Accordingly, in April 2009 we announced that we would no longer sell SoluCLENZ in the pharmacy channel. If we fail to take any other product or technology from the development stage to market on a timely basis or fail to gain successful market adoption of such product, we may incur significant expenses without a near-term or any financial return.

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

As of December 31, 2009, we had 197 employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, business development, sales and marketing, product development and other personnel. In the future we may not be able to recruit and retain qualified personnel, particularly for senior sales and marketing and research and product development positions due to intense competition for personnel among businesses like ours. The failure to do so could have a significant negative impact on our future product sales and business results. In addition, some options granted to employees have an option price greater than our current market price.  This may hinder our ability to retain qualified personnel. Our success depends in large part on the efforts and abilities of Steven Carlson, our Chief Executive Officer, Preston Romm, our Chief Financial Officer, and David Goldstein, our Executive Vice President of Global Sales and Field Marketing, as well as other members of our senior management team and our scientific and technical personnel. We may not be able to retain the services of these individuals. In addition, we do not have “key person” insurance policies on any of our executive officers that would compensate us for the loss of their services. If we lose the services of one or more of these individuals, finding a replacement could be difficult, may take an extended period of time and could significantly impede the achievement of our business objectives. This may have a material adverse effect on our results of operations and financial condition.

To grow, we will need to increase the size of our organization, and we may encounter difficulties managing our growth, which could adversely affect our results of operations.

If we are able to successfully develop additional products and extend the use of our current products, we may experience growth in the number of our employees and the scope of our operations. To the extent that we acquire and launch additional products, the resulting growth and expansion of our sales force will place a significant demand on our financial, managerial and operational resources. Since many of the new products or systems we are working on may involve new technologies or entering new markets, we may not be able to accurately forecast the number of employees required and the timing of their hire or the associated costs. The extent of any expansion we may experience will be driven largely by the success of our new products and systems. As a result, management's ability to project the size of any such expansion and its cost to the company is limited by the following uncertainties: (i) we will not have previously sold any of the new products and technologies and the ultimate success of these new products and technologies is unknown; (ii) we will be entering new markets; and (iii) the costs associated with any expansion will be partially driven by factors that may not be fully in our control (e.g., timing of hire, market salary rates). As of December 31, 2009, due to the continued uncertainties in the economic markets, our current business plan does not anticipate that we hire a substantial number of new employees in 2010.  However, since we are unable to ascertain the length or severity of this market downturn, we could be in a position to hire significant numbers of new employees on a relatively short time frame to support the launch of new product lines or increases in sales by physicians once the global markets begin to stabilize.  Due to the uncertainty surrounding the timing of new product lines or the stabilization of the global markets, our costs to hire significant numbers of new employees could be higher than anticipated.  Our success will also depend on the ability of our executive officers and senior management team to continue to implement and improve our operational, information management and financial control systems, and to expand, train and manage our employee base. Our inability to manage growth effectively could cause our operating costs to grow even faster than we currently anticipate and adversely affect our results of operations.

Because we have limited research and development capabilities, we will be dependent on third parties to perform research and development for us.

We have limited internal research and development capabilities and currently outsource all of our product research and development to third-party research labs. In particular, we have licensed technologies that may issue as patents under certain patent applications filed by JR, and in the past have relied heavily on services provided by JR in the development of new products to address acne and skin elasticity. We have received sufficient support from our third-party research labs to drive our current new product development; however, our current agreement with JR will expire at the end of March 2010 if we are unable to negotiate an amendment or extension of that agreement. In that event, we would have to locate alternative third-party research and development companies to assist us.

There are a limited number of third-party research and development companies that specialize in or have the expertise required to achieve our product development objectives. As a result, it may be difficult for us to engage research and development labs and personnel for our anticipated future needs. If we are unable to arrange for third-party research and development of our products, or to do so on commercially reasonable terms, we may not be able to develop new products or expand the application of our existing products.

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

We have limited commercial manufacturing experience and currently outsource all of our non-BPO product manufacturing to third-party contract manufacturers. Although we have received sufficient material from our manufacturers to meet our current needs, we do not have long-term contracts with most of these third parties. Accordingly, these supply arrangements may be terminated at any time.  Although we have two or more qualified manufacturers for most of our key products, certain products, including some of our sun protection products, are currently supplied by a single source. In the event that this supplier or any of our other third party manufacturers terminates its supply arrangement with us, experiences financial difficulties or suffers any damage to its facilities, we may experience delays in securing sufficient amounts of our products, which could harm our business, reputation and relationships with customers. Triax and Spear are our only suppliers and manufacturers of tretinoin and Tolmar is our sole supplier of metronidazole. We have contracts with Triax, Spear and Tolmar that have initial termination dates in 2014, 2014 and 2015, respectively.  While there are several other manufacturers of generic tretinoin and metronidazole, both generic drug products, the termination of those agreements or any loss of services under those agreements could be difficult for us to replace. Refissa tretinoin manufactured by Spear is the only tretinoin currently permitted to be marketed for on-label use to treat fine lines and wrinkles. If this agreement were terminated, it would currently be impossible for us to replace with another product that would allow us to make such claims. We expect to continue to rely on third parties to produce materials required for clinical trials and for the commercial production of our products.

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

We have developed a manufacturing facility dedicated to the production of our CLENZIderm M.D. Serum Gel. We may expand the capabilities of that manufacturing site and may in the future elect to manufacture certain new products developed or certain existing products without the assistance of third parties. However, in order to make that election, we will need to invest substantial additional funds and recruit qualified personnel to operate our manufacturing facility on a commercial basis. We cannot assure you that we will successfully manufacture our own products, and if we are not able to make or obtain adequate supplies of our products, it will be more difficult for us to maintain and grow sales of CLENZIderm M.D. Systems, or launch other new products and compete effectively.

Dependence upon third parties for the manufacture of our products may also reduce our profit margins, or the sale of our products, and may limit our ability to develop and deliver products on a timely and competitive basis.

Our products may cause undesirable side effects that could limit their use, require their removal from the market or prevent further development.

The most common side effects associated with our therapeutic products are temporary redness, stinging, burning sensation, skin peeling, flaking, acne flare-ups and photo-sensitivity normally experienced within approximately the first ten weeks of use. While these side effects generally are not severe, they may limit the use of our products, particularly if physicians or patients perceive that the risks or discomfort outweigh the benefits, or if they perceive that the side effects of competitive products are less significant.

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

The FDA issued a proposed rule that cites evidence that an active ingredient contained in some of our Obagi Nu-Derm, Obagi-C Rx and Elastiderm Décolletage Systems may have negative side effects.

In August 2006, the FDA issued a proposed rule that cites some evidence that hydroquinone may be a carcinogen, if orally administered, and may be related to a skin condition called ochronosis, which results in the darkening and thickening of the skin, and the appearance of small bumps and grayish-brown spots. Hydroquinone is an active ingredient contained in our (i) Obagi Clear, Obagi Blender and Obagi Sunfader products, which are part of our the Nu-Derm and Condition & Enhance Systems, (ii) Obagi-C Rx C-Clarifying Serum and Obagi-C Rx C-Night Therapy products, which are part of our Obagi-C Rx System, and (iii) Décolletage Skin Lightening Complex, which is in the ELASTIderm product family. The FDA also concluded that it could not rule out the potential carcinogenic risk from topically applied hydroquinone. In the proposed rule, the FDA recommended that additional studies be conducted to determine if there is a risk to humans from the use of hydroquinone. The FDA nominated hydroquinone for further study by the NTP, and in December 2009 the NTP Board of Scientific Counselors approved the nomination. As a result, the following, the following three NTP studies will be conducted:

•	Comparative metabolism studies in rates and mice by oral and dermal routes
•	Reproductive toxicity study in rats and mice by oral route; and
•	Dermal carcinogenicity studies of hydroquinone in mice and rats

There are several more steps to the nomination process before the studies will commence, and the studies themselves can take two years or more to complete. The FDA has noted that, in the interim, it believes that hydroquinone at concentrations of 2% or less should remain available as an OTC drug product. However, if the NTP studies eventually conclude that hydroquinone is carcinogen, we could be required to suspend the marketing of our products that contain hydroquinone, conduct additional safety tests and potentially cease the sale of affected products, which would harm our business. In addition, patients who experience side effects from our products may bring product liability claims against us.

All of our products that contain hydroquinone are prescription-based. The FDA was considering regulating all hydroquinone products, including prescription-based hydroquinone products, as new drugs, and may conclude that the continued use of prescription-based hydroquinone products will require the submission and approval of an NDA. It is our understanding that the FDA is not intending to take any action with respect to regulation of products containing 4% hydroquinone until the NTP studies have been conducted. If, at the conclusion of the NTP studies, the FDA requires us to submit an NDA for our prescription-based hydroquinone products, we believe that the FDA may allow us to continue to market these products while we are preparing, submitting and waiting for approval of such NDA. However, there can be no assurance that we will be able to continue to market our products during the NDA process, and we may be required to suspend marketing of our prescription-based hydroquinone products until such time as an NDA is approved. In addition, we cannot assure you that any NDA we submit for our prescription-based hydroquinone products will be approved. If we are required to suspend or cease marketing of our prescription-based hydroquinone products, our business would be adversely affected.

Product liability lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of our products.

Our business exposes us to the risk of product liability claims that are inherent to the development, clinical testing and marketing of aesthetic and skin health products. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forgo further commercialization of those products. Although we maintain general liability and product liability insurance in an amount that we believe is reasonably adequate to insulate us from potential claims, this insurance may not fully cover potential liabilities. In addition, our inability to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercial production and sale of our products, which would adversely affect our business.

We are subject to risks associated with doing business internationally.

Our international sales currently depend upon the marketing efforts of and sales by certain distributors and licensees, particularly Rohto, a licensee of certain of our trademarks and products for the retail drug store channel in Japan, from whom we receive royalties that accounted for approximately 4%  of our net sales for both of the years ended December 31, 2009 and 2008, respectively, and approximately 5% of our gross margin in each of those years. Because incremental costs associated with this agreement are minimal, a material decline in licensing revenues from or termination of this agreement would have a material adverse effect on our net income. While no other international distribution or license partner accounted for more than 5% of our net sales for both of the years ended December 31, 2009 and 2008, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

▪	adverse changes in tariff and trade protection measures;
▪	unexpected changes or differences in foreign regulatory requirements;
▪	potentially negative consequences from changes in tax laws;
▪	the potential business failure of one or more of our distribution partners;

▪	changing economic conditions in countries where our products are sold or manufactured;
▪	exchange rate risks;
▪	potential political unrest and hostilities;
▪	differing degrees of protection for intellectual property; and
▪	difficulties in coordinating foreign distribution.

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

If we become aware of potential business combination candidates that are complementary to our business, we may decide to combine with such businesses or acquire their assets in the future. Business combinations generally involve a number of additional difficulties and risks to our business, including:

▪	failure to integrate management information systems, personnel, research and development and marketing, operations, sales and support;
▪	disruption of our ongoing business and diversion of management's attention from other business matters;
▪	potential loss of the acquired company's customers;
▪	failure to develop further the acquired company's technology;
▪	unanticipated costs and liabilities; and
▪	other accounting consequences.

In addition, we may not realize benefits from any business combination that we undertake in the future. If we fail to successfully integrate such businesses, or the technologies associated with such business combinations into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process would require significant time and resources, and we may not be able to manage the process successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We may not successfully evaluate or utilize the acquired technology or accurately forecast the financial impact of a combination, including accounting charges or volatility in the stock price of the combined entity. If we fail to successfully integrate other companies with which we may combine, our business could be adversely affected.

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

The Obagi Nu-Derm, Obagi Condition & Enhance, Obagi-C Rx and ELASTIderm Décolletage Systems contain products that include 4% hydroquinone as an active ingredient and are marketed in the United States without an FDA-approved marketing application under the CPG. We believe that these products are not currently subject to FDA pre-market approval. In August 2006, the FDA issued a proposed rule that, if adopted in its current form, would establish that OTC skin bleaching drug products, such as hydroquinone, are not generally recognized as safe and effective and are misbranded, and could seek to require NDAs for new products using skin bleaching drug products, including prescription skin bleaching drug products. The FDA had indicated that upon adoption of the final rule it intended to consider all skin bleaching drug products, whether currently marketed on a prescription or OTC basis, to be new drugs requiring an approved NDA for continued marketing. In the proposed rule, the FDA recommended that additional studies be conducted to determine if there is a risk to humans from the use of hydroquinone. The FDA nominated hydroquinone for further study by the NTP, and in December 2009 the NTP Board of Scientific Counselors approved the nomination. As a result, the NTP will conduct further studies on hydroquinone. However, there are several more steps to the nomination process before the studies will commence, and the studies themselves can take two years or more to complete. The FDA has noted that, in the interim, it believes that hydroquinone at concentrations of 2% or less should remain available as an OTC drug product. It is our understanding that the FDA is no longer evaluating this proposal and is not intending to take any action with respect to regulation of products containing 4% hydroquinone until the NTP studies have been conducted.    However, should the FDA reverse this position or decide upon conclusion of the NTP studies that all skin bleaching products are new drugs requiring an approved NDA, we may be required to withdraw certain products in the Nu-Derm, Condition & Enhance, Obagi-C Rx and ELASTIderm Décolletage Systems until required clinical trials are performed and new drug approvals are obtained, in effect foreclosing us from selling these products. If we are required to seek new drug approval for these products, our attention and resources will be dedicated to the process of obtaining new drug approval, which may be time-consuming and expensive. In addition, we may not successfully obtain such approval or may be delayed in obtaining such approval if one of our competitors obtains approval and nonpatent exclusivity for the same uses for which we seek approval. Other manufacturers of 4% prescription hydroquinone include SkinMedica, Inc., Taro Pharmaceuticals Inc., Valeant Pharmaceuticals, Inc. and Stiefel Laboratories, Inc. If we are unable to obtain such approval we would be prohibited from selling the Nu-Derm, Condition & Enhance and Obagi-C Rx Systems and ELASTIderm Décolletage Skin Lightening Complex, which would have a material adverse impact on our business.

      Finally, as discussed above, the August 2006 proposed rule cites some evidence that hydroquinone may be a carcinogen and may be related to ochronosis. If the NTP studies conclude that hydroquinone is a carcinogen and the FDA determines that such potential health risks warrant a ban on the sale of 4% hydroquinone, such determinations would have a material adverse effect on our sale of the Nu-Derm, Condition & Enhance, Obagi-C Rx and ELASTIderm Décolletage Systems. The FDA's proposed rulemaking itself, and the concerns expressed therein relating to the use of hydroquinone, could have an adverse impact on the sales of these products. Certain of our competitors are attempting to use the FDA's proposed rulemaking to convince physicians and patients not to use our products containing hydroquinone. To date, these marketing efforts by ourcompetitors have not had a negative impact on our sales levels. However, we cannot assure you that such marketing efforts will not have a negative impact on our sales levels in the future.

FDA and FTC regulations limit the type of marketing claims we can make about our products. If the FDA determines that any of our marketing claims are false or misleading, or suggest a clinical benefit that is not supported in the studies we have done, we may be required to cease making the challenged marketing claims, issue corrective communications, pay fines, or stop selling products until the incorrect claims have been corrected. FDA or FTC enforcement actions regarding promotional claims, including warning letters, would also divert our management’s attention and create public relations issues for our customers and opportunities for our competitors.

We are also subject to review, periodic inspection and marketing surveillance by the FDA and comparable state agencies to determine our compliance with regulatory requirements. Our manufacturing processes, any clinical trials that we perform, our distribution and our promotional activities are subject to ongoing regulatory obligations. In addition, state agencies also may require registration, licensure and inspection of manufacturing or distribution facilities and may require reporting of promotional activities. If the FDA or any state or comparable agency finds that we have failed to comply with these requirements or later discovers previously unknown problems with our products, including unanticipated adverse events of unanticipated severity or frequency, or any of our manufacturers or manufacturing processes, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions, including

▪	fines, injunctions and civil penalties;
▪	recall or seizure of our products;
▪	restrictions on our products, manufacturing processes, or distribution systems, including operating restrictions, partial suspension or total shutdown of production;
▪	denial of requests for approvals of product candidates;
▪	withdrawal of approvals already granted;
▪	disgorgement of profits; and
▪	criminal prosecution.

Any of these enforcement actions could affect our ability to commercially distribute our products in the United States and may also harm our ability to conduct the clinical trials necessary to support the marketing, clearance or approval of these products, which would materially and adversely affect our business.

New regulations could prohibit physicians from dispensing our products directly.

In our primary market, the United States, we market our products and systems directly to physicians to dispense in their offices. Most of the products and systems we sell are dispensed by physicians directly to their patients in their offices, although some patients choose to have prescriptions for our tretinoin and metronidazole products filled by pharmacies instead of the treating physician in order to obtain insurance coverage for such products. Although several of the products in our systems contain hydroquinone 4%, which is considered a DESI II drug by the FDA, they are not currently available by prescription in the pharmacy. In the event state regulations change to limit or prohibit the ability of physicians to dispense our products directly to patients in their offices or change to limit or prevent our ability to distribute products directly through physicians, patients may be unable to obtain many of our products, as they are not currently available in pharmacies.  In addition, several states have recently taken action against a number of our customers who also sell our products to patients over the internet, questioning whether these practices are consistent with such states’ pharmacy licensure and physician dispensing rules.  An adverse outcome by any of these states against any of these customers may result in the inability of such customers (including other customers in the state) to continue selling our products over the internet or at all. On November 13, 2009, we received a letter (the “Letter”) from the Texas Department of State Health Services (the “Agency”).  In the Letter, the Agency refers to inspections of certain retail businesses in Texas that were selling certain of our products.  In that regard the Agency alleged that we are distributing unapproved new drug articles to these establishments in violation of certain Texas statutes.  We submitted our response to the Agency on or about January 11, 2010 indicating why we believe we are in compliance with the Texas statutes.  To date, we have not received any additional communication from the Agency. If patients are unable to purchase our products directly from physicians or our customers are prohibited from selling our products in their current manner or at all in Texas or other states, then both customers and patients may purchase less of our products than they otherwise would, which would harm our business.

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

If we or any of our third-party manufacturers do not operate in accordance with cGMPs, we could be subject to FDA enforcement actions, including the seizure of our products and the halt of production of our products.

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

In order to protect or enforce our intellectual property rights, we may initiate litigation. In addition, others may initiate litigation related to intellectual property against us. Companies against whom we might initiate litigation or who might initiate litigation against us may be better able to sustain the costs of litigation because they have substantially greater resources. We may become subject to interference proceedings conducted in patent and trademark offices to determine the priority of inventions. There are numerous issued and pending patents in the skin care product field. The validity and breadth of such patents may involve complex legal and factual questions for which important legal principles may remain unresolved. If third parties file oppositions to our patent applications in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of our filed foreign patent applications. We also have worked with consultants in developing our intellectual property portfolio. To the extent any of these consultants are engaged in litigation involving intellectual property related to us, we may also become a party to such actions or otherwise be adversely affected by virtue of our relationships with the consultants. For example, JR, a consultant who helped us develop, and has granted us a license under certain patent applications that cover, CLENZIderm and the bi-mineral complex contained in our ELASTIderm products, is involved in a lawsuit in which the plaintiff claims that the owner of JR misappropriated the plaintiff's trade secrets. Based upon our review of certain documents filed in connection with this lawsuit, it appears that the plaintiff believes that JR may have utilized the plaintiff's trade secrets in developing CLENZIderm and the bi-mineral complex contained in our ELASTIderm products and filing the patent applications that cover those products. To date, no claims have been asserted against us by the plaintiff, but if the plaintiff is successful in pursuing its claims against JR, it could result in a material adverse effect on our CLENZIderm and ELASTIderm product sales.

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

If any of these events occurs, our business will be materially and adversely affected.

We and our manufacturers and suppliers license certain technologies and patents from third parties. If these licenses are breached, terminated or disputed, our ability to commercialize products dependent on these technologies and patents may be compromised.

We have licensed eighteen patents, including patents related to our Vitamin C serums that we have licensed from Avon. We entered into our license with Avon in June 2003, for an initial three-year term, and the license is renewed year to year thereafter, at our option through the life of the last patent to expire (which will be in 2018). These licensed patents contain claims that cover our Obagi-C Rx C-Clarifying serum, Professional-C 5% serum, Professional-C 10% serum, Professional-C 15% serum and Professional-C 20% serum. If one or more of our licenses with Avon or licenses that we have with other parties terminate, or if we violate the terms of our licenses or otherwise lose our rights to these patents, we may be unable to continue developing and selling our products that are covered by claims in these patents. Our licensors or others may dispute the scope of our rights under any of these licenses. The licensors under these licenses may breach the terms of their respective agreements or fail to prevent infringement of the licensed patents by third parties. Loss of any of these licenses for any reason could materially and adversely affect our financial condition and operating results.

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

Risks Related to Our Capital Requirements and Finances
Litigation, including the Litigation and Arbitration Demand Initiated By Dr. Zein Obagi and Affiliates Could Materially Impact our Financial Results.

Substantial, complex or extended litigation could cause us to incur large expenditures, distract our management and disrupt our business. For example, if the recently initiated lawsuit by Dr. Zein Obagi, ZO Skin Health, Inc. and related affiliates, resulted in an unfavorable outcome it may have a material adverse effect on our financial condition, results of operations and cash flows. In addition, substantial costs will likely be incurred regardless of the ultimate outcome. See Part I, Item 3 of this Report, "Legal Proceedings" and see Note 10, "Litigation" in our Notes to Consolidated Financial Statements for information concerning this matter.

If we fail to generate sufficient cash flow from our operations, we will be unable to continue to develop and commercialize new products.

We expect capital and operating expenditures to increase over the next several years as we expand our infrastructure, and our commercialization, clinical trial, research and development and manufacturing activities. We believe that our net cash provided by operating activities and existing cash and cash equivalents will be sufficient to fund our operations for the foreseeable future. However, our present and future funding requirements will depend on many factors, including, among other things:

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

As a result of these factors, we may need to draw down on our revolving line of credit with Comerica Bank (the “Facility”) or raise additional funds, and we cannot be certain that such funds will be available to us on acceptable terms when needed, if at all. If we are required to draw down on our Facility, our ability to in-license new technologies, develop future products or expand our pipeline of products could all be negatively impacted, which would have an adverse effect on our ability to grow our business and remain competitive in our marketplace.  In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, we may be required to relinquish potentially valuable rights to our future products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to expand our operations, develop new products, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements.

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

Due to the factors summarized above, we do not believe that period-to-period comparisons of our results of operations are necessarily meaningful and should not necessarily be relied upon to predict future results of operations. In addition, due to the reduced demand for our products during the summer months as discussed above, our results of operations for the third quarter have historically been lower than our results of operations for the second quarter. We do not expect that this will change in the future. It is also possible that in future periods, our results of operations will not meet the expectations of investors or analysts, or any published reports or analyses regarding our company. In that event, the price of our common stock could decline, perhaps substantially.

Changes in, or interpretations of, accounting rules and regulations, could result in unfavorable accounting charges or require us to change our policies.

Changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this Annual Report on Form 10-K.   For example, on January 1, 2007, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), included under the Accounting Standards Codification (“ASC”) 740, Income Taxes, (“ASC 740”) for uncertainties in our tax positions.  We provide for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by ASC 740. Changes to uncertain tax positions, including related interest and penalties, impact our effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to our effective tax rate in the year of resolution. Unfavorable resolution of any tax matter could increase the effective tax rate. Any resolution of a tax issue may require the use of cash in the year of resolution.

Impairment of our significant intangible assets may reduce our profitability.

The costs of our goodwill, acquired product rights, distribution rights, and trademarks are recorded as intangible assets and all, except for goodwill, are amortized over the period that we expect to benefit from the applicable assets. As of December 31, 2009, acquired net intangible assets and goodwill comprised approximately 11% of our total assets. We evaluate periodically the recoverability and the amortization period of our intangible assets. Some factors we consider important in assessing whether or not impairment exists include performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for our overall business, and significant negative industry or economic trends. These factors, assumptions, and changes in them could result in an impairment of our long-lived assets. Any impairment of our intangible assets may reduce our profitability and have a material adverse effect on our results of operations and financial condition.

Fluctuations in demand for our products could create inventory maintenance uncertainties and could adversely affect our business.

As a result of customer buying patterns, a substantial portion of our revenues has been recognized in the last month of each quarter and the last month of the year. We schedule our inventory purchases to meet anticipated customer demand. As a result, relatively small delays in the receipt of manufactured products by us could result in revenues being deferred or lost. Our operating expenses are based upon anticipated sales levels, and a high percentage of our operating expenses are relatively fixed in the short term.  Consequently, variations in the timing of sales, or reductions in sales due to ongoing global economic uncertainties, could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses.

If we overestimate demand, we may be required to write off inventories and increase our reserves for product returns. If we underestimate demand, we may not have sufficient inventory of products to ship to our customers. Our products have expiration dates that range from 24 to 36 months from the date of manufacture. We establish reserves for potentially excess, dated or otherwise impaired inventories. We may not be able to accurately estimate the reserve requirement that will be needed in the future. Although our estimates are reviewed quarterly for reasonableness, our product return, rebate or chargeback activity could differ significantly from our estimates. Judgment is required in estimating these reserves and we rely on data from third parties, including, but not limited to, distributor forecasts and independent market research reports. The actual amounts could be different from our estimates, and differences are accounted for in the period in which they become known. If we determine that the actual amounts exceed our reserve amounts, we will record a charge to earnings to approximate the difference. A material reduction in earnings resulting from a charge would have a material adverse effect on our net income, results of operations and financial condition.

The agreements governing our credit facility impose restrictions on our business that may limit our business opportunities and hinder our ability to execute our business strategy.

Our current credit facility contains, and other agreements we may enter into in the future may contain, covenants imposing restrictions on our business, and requires us to maintain certain financial covenants. These restrictions and covenants may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things, incur additional debt, create liens, make investments, enter into transactions with affiliates, sell assets, guarantee debt, declare or pay dividends, redeem common stock or make other distributions to stockholders, and consolidate or merge. As of January 31, 2009, we were not in compliance with the non-financial covenant requiring us to report monthly, a listing of our intellectual property.  In February 2009, we obtained a waiver for the month of January 2009 with respect to this covenant.

Although we believe we were in compliance with all of our non-financial and financial covenants as of December 31, 2009, our future ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. In the event we ever borrow under the Facility, an event of default under the Facility would permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. If we were unable to repay any debt owed, the lenders could proceed against the collateral securing that debt.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to comply with Section 404 in a timely manner it may affect the reliability of our internal control over financial reporting.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules and regulations require an annual management report on our internal control over financial reporting, including, among other matters, management's assessment of the effectiveness of our internal control over financial reporting, and an attestation report by our independent registered public accounting firm addressing the effectiveness of our internal control over financial reporting. Although our independent registered public accounting firm did not identify material weaknesses in our internal controls over financial reporting in connection with their audit of our financial statements as of and for the year ended December 31, 2009, we cannot assure you that we will maintain an effective system of internal controls in the future. If we are not able to adequately comply with the requirements of Section 404 we may be subject to sanctions or investigation by regulatory authorities, including the SEC or the Nasdaq Global Market. Moreover, if we are unable to assert that our internal control over financial reporting is effective in any future period (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an a material adverse effect on us.

Our Board of Directors can issue preferred stock without stockholder approval of the terms of such stock.

Our amended and restated certificate of incorporation authorizes our Board of Directors, without stockholder approval, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions granted to or imposed upon the preferred stock, including voting rights, dividend rights, conversion rights, terms of redemption, liquidation preference, sinking fund terms, subscription rights, and the number of shares constituting any series or the designation of a series. Our Board of Directors can issue preferred stock with voting and conversion rights that could adversely affect the voting power of the holders of common stock, without stockholder approval. As of December 31, 2009, no shares of preferred stock were outstanding and we have no present plan to issue any shares of preferred stock.

Risks Related to Owning our Stock

We expect that the price of our common stock will fluctuate substantially.

The market price for our common stock has been and will continue to be affected by a number of factors, some of which are beyond our control, including:

▪	downturns in the global financial markets;
▪	changes in earnings estimates, investors' perceptions, recommendations by securities analysts or our failure to achieve analysts' earnings estimates;
▪	quarterly variations in our or our competitors' results of operations;
▪	the announcement of new products or service enhancements by us or our competitors;
▪	announcements related to litigation;
▪	developments in our industry; and
▪	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

The interests of our controlling stockholder may conflict with the interests of our other stockholders.

As of December 31, 2009, Stonington Capital Appreciation 1994 Fund LP (“Stonington”) beneficially owned approximately 21.6% of the outstanding shares of our voting capital stock, without giving effect to the exercise of outstanding options. As a result, Stonington has significant influence over the outcome of matters requiring stockholder approval, including:

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

Sales of substantial amounts of our common stock in the public market, or the perception in the public markets that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. As of December 31, 2009, we had 21,912,857 shares of our common stock outstanding. In addition, we had outstanding options to purchase a total of 1,769,396 shares under our 2000 Stock Option/Stock Issuance Plan and 2005 Stock Incentive Plan, as amended (the “2005 Plan”), of which 966,344 were vested.

Each of Stonington, the holder of approximately 4,722,285 shares of our common stock as of December 31, 2009, and the Zein and Samar Obagi Family Trust, the holder of approximately 1,638,767 shares of our common stock as of December 31, 2009, has rights to demand the registration of their shares or include their shares in registration statements that we may file on our behalf or on behalf of other stockholders.

The partnership through which Stonington holds its shares terminated in March 2007. Although Stonington may return the investment in us through a distribution of shares to the fund's investors, Stonington has also exited its investments in publicly traded companies through a combination of sales under Rule 144 and registered secondary offerings. By exercising its registration rights and selling a large number of shares, Stonington could cause the price of our common stock to decline, which could impede our ability to make acquisitions through the issuance of additional shares of our common stock. Furthermore, if we file a registration statement to offer additional shares of our common stock and have to include shares held by Stonington or other holders of registration rights, it could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

Provisions in our charter documents and Delaware law could discourage a takeover you may consider favorable or could cause current management to become entrenched and difficult to replace.

Provisions in our amended and restated certificate of incorporation and our bylaws, as well as Delaware law, could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our certificate of incorporation and bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third party:

▪	advance notification procedures for matters to be brought before stockholder meetings;
▪	a limitation on who may call stockholder meetings;
▪	a prohibition on stockholder action by written consent; and
▪	the ability of our Board of Directors to issue up to 10 million shares of preferred stock without a stockholder vote.

We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any “interested stockholder,” meaning generally that a stockholder who beneficially owns more than 15% of our stock cannot acquire us for a period of three years from the date this person became an interested stockholder unless various conditions are met, such as approval of the transaction by our Board of Directors. Any of these restrictions could have the effect of delaying or preventing a change in control.

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

As of December 31, 2009, we leased the following facilities:

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

Our activities are initiated and coordinated from our Long Beach headquarters. Our product development efforts are based at our Long Beach headquarters, with development and manufacturing facilities in Milford, Connecticut. The lease for our manufacturing facility expires in November 2013. Our skin health training center for employees is also located at our Long Beach headquarters. Our cGMP compliance training for distribution personnel and sales training for customer service representatives is provided in Long Beach. In January 2007, we opened a marketing and training center in Beverly Hills to train physicians and aestheticians in the U.S. and internationally. This facility is leased from an affiliate of Dr. Obagi.

Our distribution center is strategically located for quick, convenient and reliable distribution with access to all major carriers in Southern California.

ITEM 3:    LEGAL PROCEEDINGS

On January 7, 2010, ZO Skin Health, Inc., a California corporation, filed a complaint in the Superior Court of the State of California, County of Los Angeles:  ZO Skin Health, Inc. vs. OMP, Inc. and Obagi Medical Products, Inc. and Does 1-25; Case No. BC429414.  The complaint alleges claims against us for: (i) unfair competition; (ii) intentional interference with prospective economic advantage; (iii) negligent interference with prospective economic advantage; (iv) intentional interference with contract; and (v) promissory estoppel.  More specifically, the Plaintiff alleges that: we engaged in business practices, including the assertion of void and unlawful non-compete clauses in contracts with Zein Obagi, that violate California’s Unfair Competition Law and the California Business and Professional Code, Section 17200, et seq.; we intentionally and negligently interfered with plaintiff’s prospective economic advantage in relationship with Rohto and certain product distributors; we interfered with existing contracts between plaintiff and Rohto; and we allegedly did not provide certain promised assistance in connection with the alleged agreement between plaintiff and Rohto.  The plaintiff seeks injunctive relief, compensatory damages “measuring in the tens of millions of dollars” and other damages in an unspecified amount, punitive damages and costs of suit including attorneys’ fees.  We are defending this action vigorously.

In addition, on or about January 7, 2010, Zein Obagi and his spouse, Samar Obagi, and the Zein and Samar Obagi Family Trust and certain other entities allegedly affiliated with Zein Obagi sent us an arbitration demand before JAMS in Los Angeles, California in which the claimants claim breaches of the 2006 Services Agreement and 2006 Separation and Release Agreement (see Note 9 in our Notes to Consolidated Financial Statements) between us and the claimants and various breaches of common law, California law, and federal law, including failure to pay certain retainer, marketing and reimbursement funds, failure to pay royalties allegedly due, failure to consult before developing and marketing new products, failure to pursue certain business strategies, threatening to invoke unenforceable and inapposite non-competition clauses in our contracts with Zein Obagi, threatening and interfering with the claimants’ business opportunities, threatening to enforce nonexistent trademark and service mark rights, and wrongfully depriving the claimants of both their rights to pursue business opportunities and also their trademark rights.  Claimants seek actual and consequential damages of “millions of dollars” and other damages in an unspecified amount, restitution of monies wrongfully obtained in an unspecified amount, prejudgment interest, attorneys fees and costs, declaratory judgment and assignment of certain trademarks from us to Dr. Obagi.  We are defending the arbitration vigorously.

If the ultimate outcome is unfavorable, these matters may have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

               From time to time, we are involved in other litigation and legal matters in the normal course of business.  Management does not believe that the outcome of any of these other matters at this time will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

 ITEM 4:    RESERVED

PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “OMPI” and has been quoted since our initial public offering on December 13, 2006. The initial public offering price of our common stock on December 14, 2006 was $11.00 per share. The following table sets forth for the fiscal periods indicated the high and low sale prices for our common stock as reported by Nasdaq:

		High	Low
Fiscal 2008
	First Quarter	$19.05	$8.68
	Second Quarter	$9.75	$6.86
	Third Quarter	$10.61	$8.00
	Fourth Quarter	$9.68	$5.58

Fiscal 2009
	First Quarter	$7.99	$4.00
	Second Quarter	$7.59	$5.22
	Third Quarter	$11.60	$7.00
	Fourth Quarter	$12.00	$10.12

Holders

The approximate number of stockholders of record of our common stock was 2,586 as of February 22, 2009. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to compliance with certain covenants under our credit facility, which limit our ability to declare or pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and rights and shares reserved for future issuance under our equity compensation plans as of December 31, 2009:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,769,396	$10.09	1,511,783
Equity compensation plans not approved by security holders	—	—	—

Total	1,769,396	$10.09	1,511,783

(1)  The 2005 Plan provides that the number of shares authorized for issuance will be cumulatively increased on January 1, 2007 and on each January 1 thereafter for nine years by the lesser of 500,000 shares, 3% of our outstanding common stock as of the preceding December 31 or the number of shares determined by our Board of Directors or Compensation Committee.

Issuer Purchases of Equity Securities

On August 5, 2008, the Board of Directors authorized the repurchase of up to $10 million of our outstanding common shares over a period of two years.  The purchases are to be made in the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing manner, price and amount of any repurchases are determined by a three person committee, consisting of members of our Board and management, at its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors, and may be discontinued at any time.

During the fourth quarter ended December 31, 2009, we did not repurchase any shares of common stock and had $4.7 million remaining under this publicly announced program.

Performance Graph

The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act or the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

The Performance Graph below represents a comparison of the total return of our common stock, the NASDAQ Market Index and the SIC—Pharmaceutical Preparations for the period between December 14, 2006, and December 31, 2009. The graph assumes $100 was invested on December 14, 2006, and that all dividends, if any, have been reinvested. Prices and stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

ASSUMES $100 INVESTED ON DEC. 14, 2006
ASSUMES ALL DIVIDENDS REINVESTED

ITEM 6:    SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below are derived from our consolidated financial statements. The consolidated statements of income data for the years ended December 31, 2007, 2008, and 2009, and consolidated balance sheet data as of December 31, 2008 and 2009, are derived from our audited consolidated financial statements for such years and as of such dates, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2005 and 2006, and consolidated balance sheet data as of December 31, 2005 and 2006 are derived from our audited consolidated financial statements for such years and as of such dates, which are not included in this Report.

The information in the following table should be read together with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Consolidated statements of income data:
Net sales	$104,096	$104,593	$102,648	$77,996	$64,941
Income from operations	18,428	19,998	27,702	17,747	21,084
Income from operations attributable to common shares(1)
Basic	$0.84	$0.88	$1.26	$0.99	$1.20
Diluted	$0.84	$0.88	$1.25	$0.98	$1.19

	December 31,
	2009	2008	2007	2006	2005
Consolidated balance sheet data:
Total assets	$87,490	$72,259	$59,763	$52,961	$45,947
Long-term debt less current portion	—	18	42	23,052	63,195
Cash dividends declared and paid	—	—	—	—	63,088
Per share(1)	—	—	—	—	$3.60

(1)  All share and per share amounts included in our financial statements have been adjusted to reflect a 1-for-1.2 reverse stock split effected in December 2006 for all periods presented.

ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing requirements, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Explanatory Note

    In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (“ASC 105”).   ASC 105, which establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP to be applied by nongovernmental entities, does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The one exception to this rule is that the rules and interpretive releases of the SEC under authority of federal securities laws are also considered sources of authoritative GAAP for SEC registrants.  This pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification have become nonauthoritative. References made to FASB guidance throughout this report have been updated for the Codification.

Overview

    We are a specialty pharmaceutical company that develops, markets and sells, and are a leading provider of, proprietary topical aesthetic and therapeutic prescription-strength skin care systems in the physician-dispensed market. Obagi systems are designed to prevent and improve the most common and visible skin disorders in adult skin, including premature aging, photodamage, skin laxity, hyperpigmentation, acne, sun damage, rosacea and soft tissue deficits, such as fine lines and wrinkles.

    Current products.     Our primary product line is the Obagi Nu-Derm System, which we believe is the leading clinically proven, prescription-based, topical skin health system on the market that has been shown to enhance the skin's overall health by correcting photodamage at the cellular level, resulting in a reduction of the visible signs of aging.

    The primary active ingredients in this system are 4% hydroquinone and over-the-counter skin care agents. In April 2004, we introduced the Obagi-C Rx System consisting of a combination of prescription and OTC drugs and adjunctive cosmetic skin care products to treat skin conditions resulting from sun damage and the oxidative damage of free radicals. The central ingredients in this system are 4% hydroquinone and Vitamin C. In October 2005, we launched the Obagi Professional-C products, a complete line of proprietary, non-prescription products, which consists of Vitamin C serums used to reduce the appearance of damage to the skin caused by ultraviolet radiation and other environmental influences. In July 2006, we launched our Obagi Condition & Enhance System, for use in conjunction with commonly performed surgical and non-surgical cosmetic procedures. In October 2006, we launched our first product in the ELASTIderm product line, an eye cream for improving the elasticity and skin tone around the eyes. We introduced the CLENZIderm M.D. system and a second product in the ELASTIderm product line to address acne and skin elasticity around the eye, respectively, based on positive interim clinical results, in February 2007. In July 2007, we launched our second system in the CLENZIderm M.D. line, CLENZIderm M.D. System II, which is specifically formulated for normal to dry skin. In August 2007, we launched two new Nu-Derm Condition & Enhance Systems.  One is designed specifically for use with non-surgical procedures while the other has been developed for use with surgical procedures.  In February 2008, we launched ELASTIderm Décolletage, a system to treat skin conditions resulting from sun damage and improve the elasticity and skin tone for the neck and chest area. In January 2009, we launched Obagi Rosaclear, a system to treat the symptoms of rosacea.  In September 2009, we also began offering Refissa by Spear, a FDA approved 0.05% strength tretinoin with an emollient base that has a broad indication for treatment of fine facial lines, hyperpigmentation and tactile roughness. We also market tretinoin, used for the topical treatment of acne in the U.S., metronidazole, used for the treatment of rosacea in the U.S., and Obagi Blue Peel products, used to aid the physician in the application of skin peeling actives.

    Future products.     We focus our research and new product development activities on improving the efficacy of established prescription and OTC therapeutic agents by enhancing the penetration of these agents across the skin barrier using our proprietary technologies collectively known as Penetrating Therapeutics. However, we cannot assure you that we will be able to introduce any additional systems using these technologies.

    Exit of Pharmacy Channel.   In August 2008, we entered the pharmacy channel for the first time by launching SoluCLENZ Rx Gel, a solubilized benzoyl peroxide gel for the treatment of acne, which was available only by prescription.  However, after closely monitoring the progress of the launch and weekly sales data, we determined that the distribution of a single prescription product through the pharmacy channel and the ongoing investment to support that channel had become cost-prohibitive. Accordingly, on April 13, 2009, we announced that we would no longer sell SoluCLENZ in the pharmacy channel.

    In connection with the exit of the pharmacy channel, during the year ended December 31, 2009, we recorded charges approximating $0.8 million, related to contractual deposits, obsolete selling materials and other contract termination fees (included within “Selling, general and administrative expenses” in the Consolidated Statements of Income), primarily relating to our contract sales force that was dedicated to selling SoluCLENZ and the termination of certain contractual obligations related to SoluCLENZ.  In addition, during the year ended December 31, 2009, we reserved approximately $0.4 million in inventory (included within “Cost of sales” in the Consolidated Statements of Income).   During the quarter ended December 31, 2009, revenue for the remaining units dispensed during the period was fully recognized as we informed our SoluCLENZ distributors that we were no longer going to issue credit for returned inventory.

    U.S. distribution.     We market all of our products through our direct sales force in the United States primarily to plastic surgeons, dermatologists and other physicians who are focused on aesthetic skin care.

    Aesthetic skin care.     As of December 31, 2009, we sold our products to approximately 6,200 physician-dispensing accounts in the United States, with no single customer accounting for more than 5% of our net sales. Our current products are not eligible for reimbursement from third-party payors such as health insurance organizations. We generated U.S. net sales of $85.4 million and $87.5 million during the years ended December 31, 2009 and 2008, respectively.

    International distribution.     We market our products internationally through 21 international distribution and two licensing partners that have sales and marketing activities in 47 countries outside of the United States. Our distributors use a model similar to our business model in the United States, selling our products through direct sales representatives to physicians, or through alternative distribution channels depending on regulatory requirements and industry practices. We generated international net sales of $14.0 million and $12.3 million during the years ended December 31, 2009 and 2008, respectively.

    Licensing.     We market our products in the Japanese retail markets through license agreements with Rohto. Under our agreements, Rohto is licensed to manufacture and sell a series of OTC products under the Obagi brand name in the Japanese drug store channel, and we receive a royalty based upon sales of Obagi branded products in Japan by Rohto. Rohto's Obagi branded products are sold through approximately 6,300 high-end drug stores. We have other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel. We receive royalties based upon these arrangements. We generated licensing revenue of $4.6 million and $4.8 million during the years ended December 31, 2009 and 2008, respectively.

    Sales.     Our total net sales were relatively flat from $104.6 million for the year ended December 31, 2008 to $104.1 million for the year ended December 31, 2009. Factors contributing to our sales generation include:

▪
Our professional marketing efforts to physicians.   Our professional sales force targets physicians who are focused on aesthetic and therapeutic skin care and educates them on how to best provide our products to their patients. Our professional sales force also provides education to physicians, aestheticians, other staff and patients about the benefits of promoting skin health. We have increased our sales force from 96 employees as of January 1, 2006 to 128 employees as of December 31, 2009. We will continue to invest in expanding our sales force as warranted by the success of new product offerings and continued core product growth. We currently do not have plans to hire a substantial number of employees in 2010.

▪
Strong growth in the aesthetic skin care market.    We believe the recent growth in cosmetic facial procedures reflects a growing desire and acceptance among the aging population to seek aesthetic facial products and procedures from their physicians. With our leading position in the physician-dispensed channel, the clinically proven aesthetic benefits of our products and the potential of our systems to enhance or complement many other facial procedures, we believe we are well positioned to meet this growing patient demand.

▪
Conducting clinical studies on our products.   We have completed 68 clinical studies since 2003 to demonstrate the efficacy of our products. We believe that these clinical studies provide our products added scientific credibility in the physician-dispensed market. We currently plan to initiate approximately 27 additional clinical studies in 2010.

▪
International.   We have formal distribution agreements with 21 distribution and two licensing partners and a trademark and product know-how license agreement in the OTC market in Japan. Currently, those distributors have sales activities in approximately 47 countries, with growth in 2009 coming primarily from the Far East, Europe, and Americas.

    Results of operations.     We commenced operations in 1997, and as of December 31, 2009, we had accumulated earnings of $17.9 million. We reported net income of $11.3 million and $12.6 million for the years ended December 31, 2009 and December 31, 2008, respectively.

Seasonality.     Sales of our products have historically been higher between September and March. We believe this is due to increased product use and patient compliance during these months. We believe this increased usage and compliance relates to several factors such as higher patient tendencies toward daily compliance inversely proportionate to their tendency to travel and/or engage in other disruptive activities during summer months. Patient travel and other disruptive activities that affect compliance are at their peak during July and August. The effects of seasonality in the past have been offset by the launch of new products. This trend was very pronounced during 2007 when we launched four new product offerings and rebranded two systems.  However, we cannot assure you that we will continue to be able to offset such seasonality in the future.

Economy.     Many treatments in which our products are used are considered cosmetic in nature, are typically paid for by the patient out of disposable income and are generally not subject to reimbursement by third-party payors such as health insurance organizations. As a result, we believe that our current and future sales growth may be influenced by the economic conditions within the geographic markets in which we sell our products. During the first three quarters of the year ended December 31, 2009, the unprecedented economic conditions within the U.S. had a negative impact on our revenue growth performance.  Although we experienced improvement in revenue growth in the fourth quarter of 2009, with net sales of $30.7 million during the quarter, as compared to net sales of $25.4 million for the fourth quarter of 2008, we cannot predict the timing, strength or duration of any economic recovery, and cannot assure you that the improvement in revenue growth experienced in the fourth quarter of 2009 will be sustainable.  We believe that the economic downturn has reduced disposable income, which has led to reduced patient visits to physician offices for aesthetic procedures and patients’ using less product per application to extend the time needed for obtaining refills of product from their physicians. The effect of the U.S. economic slowdown was seen in all of our product categories, as growth was slower than expected, but was more pronounced within the Nu-Derm product line.  At this time, it is extremely difficult to measure the severity, length, geographic and financial impact of the economic downturn and its longer term impact on our product sales, but we will continue to monitor it closely.  We do believe that some of the negative impact may be partially offset due to the following: (i) we are the leader in the physician-dispensed market; (ii) the aesthetic nature of our products; (iii) the lower price point of our products compared to other aesthetic products in our market; (iv) the desire to maintain a healthy and youthful appearance; and (v) the demographics of the patients who use our products.

    Future growth.     We believe that our future growth will be driven by increased direct sales coverage, penetration into non-core markets such as other medical specialties, ongoing marketing efforts to create increased awareness of the Obagi brand and the benefits of skin health and new product offerings. We plan to continue to invest resources on the commercialization of new applications of our current products, the continuing development of our pipeline of products and the in-licensing or acquisition of new product opportunities. However, due to the uncertainties in the economic markets, our current business plan does not anticipate that we invest significant resources in these strategic initiatives in 2010.  We believe that our ongoing profitability is primarily dependent upon the continued success of our current product offerings.  Since we are unable to ascertain the length and severity of this downturn, we could be in a position to decide to invest in such initiatives in a relatively short time frame once the global markets begin to stabilize.

Critical Accounting Policies and Use of Estimates

    Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, sales and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to revenue recognition, sales return reserve, accounts receivable, inventory and goodwill and other intangible assets. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. By their nature, these estimates are subject to an inherent degree of uncertainty. As a result, it is possible that our actual results will differ significantly from these estimates. Our significant accounting policies are further described in Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Report.

    We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

    Revenue recognition.     We recognize revenues for our physician-dispensed segment in accordance with ASC 605, Revenue Recognition (“ASC 605”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured. Our shipment terms are FOB shipping point as outlined in our sales agreements.

    Our domestic sales agreements do not provide for rights of return or price protection. However, we may approve returns on a case-by-case basis at our discretion. Certain international distribution agreements do provide for rights of return and price protection. Generally, such return rights are for a period of not more than 90 days after the products have been shipped to the distributors. In accordance with ASC 605-15, Revenue Recognition - Products (“ASC 605-15”), we continuously monitor and track product returns and record a provision for the estimated amount of such returns, based on historical experience and any notification we receive of pending returns. We do not grant any warranty provisions on our products. We provide for discounts and allowances based on historical experience at the time revenue is recognized as a reduction to revenue. To date such provisions have approximated management's estimates. Other than our provision for future returns, the only estimates that we have to make regarding revenue recognition pertain to the collectability of the resulting receivable, both of which are discussed below.

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

    In September 2002, we entered into a licensing agreement, as amended in December 2008, with Rohto (see Note 8 of Notes to Consolidated Financial Statements), a large Japan-based company that specializes in the distribution and marketing of OTC medical oriented products in the drug store and retail channels. In January 2006, we entered into a licensing agreement with Tokyo Beauty Center (see Note 8), a diversified Japanese consumer products and services company, which also owns and operates a large chain of aesthetic spas in Japan. Royalty revenue is recognized as earned and is based upon a predetermined rate within the respective licensing agreement.

    As noted earlier, during the year ended December 31, 2008, we entered the pharmacy channel for the first time by launching SoluCLENZ Rx Gel, which was available only by prescription. We sold SoluCLENZ to pharmaceutical wholesalers, who had the right to return purchased product prior to the units being dispensed through patient prescriptions. On April 13, 2009, we announced that we would no longer sell SoluCLENZ in the pharmacy channel. Revenue for this product was recognized in accordance with ASC 605. Among its criteria for revenue recognition from sale transactions where a buyer has a right of return, ASC 605-15 requires the amount of future returns to be reasonably estimated. As substantially all of the risks and rewards of ownership did not transfer upon shipment, we treated the sale of product under a consignment model.  Under this consignment model, we did not recognize revenue upon the shipment of product with the guaranteed sale provision and accounted for inventory held by the wholesalers as consignment inventory.  Due to our limited experience in the pharmacy channel, we were unable to reasonably estimate customer returns and, therefore, only recognized revenue related to SoluCLENZ units once the units had been dispensed through patient prescriptions because units dispensed to patients were not subject to return. We obtained actual prescription units dispensed based on distribution channel data provided by external, independent sources.  In connection with our exit from the pharmacy channel, during the year ended December 31, 2009, revenue for the remaining units dispensed during the period was fully recognized as we informed our SoluCLENZ distributors that we were no longer going to issue credit for returned inventory.

    Sales returns and allowances.     When we sell our products, we reduce the amount of revenue recognized from such sales by an estimate of future product returns and other sales allowances. Sales allowances include cash discounts, rebates and sales incentives relating to products sold in the current period. Factors that are considered in our estimates of sales returns include the historical rate of returns as a percentage of gross sales less licensing fees, historical aging of returns and the current market conditions. Although our domestic sales agreements do not provide for a contractual right of return, we maintain a return policy that allows our customers to return product within a specified period after shipment of the product has occurred. Factors that are considered in our estimates regarding sales allowances include quality of product and recent promotional activity. If actual future experience for product returns and other sales allowances exceeds the estimates we made at the time of sale, our financial position, results of operations and cash flow would be negatively impacted. To date, such provisions have approximated management's estimates.

    Accounts receivable.     We perform periodic credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current creditworthiness, as determined by our review of current credit information. Receivables are generally due within 30 days. However, the recent economic downturn and ongoing tightening of credit in financial markets has, in some cases, adversely impacted our customers’ cash flow and ability to access sufficient credit in a timely manner, which, in turn, has impacted their ability to make timely payments to us. In light of these circumstances, and in order to remain competitive in the marketplace, for certain selected customers who we deemed to be credit worthy based upon their prior payment history, we extended our standard payment terms to net 60 days for selected product purchases made in connection with specific sales promotion programs. Such extension did not represent a permanent change to the payment terms for such customers but, rather, was applicable only to those specified purchases made by such customers in connection with the related sales promotion. We deem a receivable to be past due when it has not been paid in accordance with the terms of the applicable invoice (e.g., net 30 days or net 60 days) prepared at the time of sale.  Accounts receivable, net of allowance for doubtful accounts and sales returns, were $24,240 and $20,648 as of December 31, 2009 and 2008, respectively. Of these amounts, 81.6%, or $19,773, and 72.4%, or $14,941 were deemed current as of December 31, 2009 and 2008, respectively. The percentage of accounts receivable deemed more than 90 days past due as of December 31, 2009 and 2008 was 2.3% and 7.5%, respectively. The percentage of accounts receivable deemed more than 180 days past due as of December 31, 2009 and 2008 was 0.0%, and 0.8%, respectively.

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

    Inventory.     We state our inventories at the lower of cost or market, computed at standard cost on a first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory reserves are measured as the difference between the cost of inventory and estimated market value. Inventory reserves are charged to cost of sales and establish a lower cost basis for the inventory. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology, new product offerings and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins. To date, actual reserve requirements have approximated management's estimates.

    Goodwill and other intangible assets.     Effective January 1, 2002, we adopted authoritative guidance issued by the FASB, which requires, among other things, the use of a nonamortization approach for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and intangibles having an indefinite life are not amortized, but instead will be reviewed for impairment at least annually or if an event occurs or circumstances indicate the carrying amount may be impaired. Events or circumstances that could indicate impairment include a significant change in the business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in our strategy or disposition of a reporting unit or a portion thereof. Goodwill impairment testing is performed at the reporting unit level.

    The guidance under ASC 350, Intangibles – Goodwill and Other (“ASC 350”), requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

    We have selected September 30 as the date on which we will perform our annual goodwill impairment test. We attribute the entire balance of our goodwill of $4.6 million to our largest operating segment, which is also a reporting unit, the physician-dispensed segment.  Our determination of fair value of our goodwill considered the current and future economic, market, and competitive conditions, and other relevant factors.  We evaluated the fair value of our goodwill using two approaches.  For the first approach, we derived valuation multiples from historical earnings data of guideline companies within our industry that compete in the physician-dispensed market, and then evaluated and adjusted the multiples based on our strengths and weaknesses relative to the guideline companies.  The derived multiples were then applied to our operating data to arrive at an indication of fair value.  Cash-free invested capital multiples, representing a marketable, minority interest, were calculated for the guideline companies as of September 30, 2009.  Revenue and earnings multiples were based on a valuation of the guideline companies’ profit margins, historical growth patterns, and a review of our own market factors, primarily related to our physician-dispensed business.  The second approach, the discounted cash flow method, focused on the expected cash flows of our physician-dispensed business.  We evaluated earnings projections through 2015, trending the growth down to 3% in the terminal year.  The discount rate for our physician-dispensed business was determined by utilizing a weighted average cost of capital analysis, which analyzed long-term government bonds, the Moody’s Seasoned AAA bond rate, the cost of equity of similar companies relative to our physician-dispensed business, as well as our capital structure.  Both methods were weighted at 50%.  The analyses concluded that the fair value of our physician-dispensed segment significantly exceeded the carrying amount of our goodwill.  There were no impairment triggers subsequent to September 30, 2009.  As such, based on our analyses, no impairment charges were recognized for the years ended December 31, 2009, 2008, and 2007.

    Other intangible assets consist of trademarks, distribution rights, covenants not-to-compete, patents, customer lists, and proprietary formulations. Other intangible assets are amortized over the expected period of benefit using the straight-line method over the following lives: trademarks (20 years); distribution rights (ten years); covenants not-to-compete (seven years); and other intangible assets (three to 17 years). In accordance with ASC 350, long-lived assets (including intangible assets that are amortized) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as a significant sustained change in the business climate, during the interim periods. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is compared to the asset group’s carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows. There were no indicators of impairment noted during 2009; therefore no tests were performed for long-lived assets. Any unfavorable changes in market conditions or our product lines may result in the impairment of goodwill or an intangible asset, which could adversely impact our net incom

    Leases.     We account for leases under the guidance of ASC 840, Leases (“ASC 840”), which requires that our leases be evaluated and classified as either operating leases or capital leases for financial reporting purposes. Minimum base rents for our operating leases, which generally have scheduled rent increases over the term of the lease, are recorded on a straight-line basis over the lease term. The initial lease term includes the period from when we are given access and control over the lease property, whether or not rent payments are due under the terms of the lease.

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

    Stock-based compensation.     We account for stock-based compensation in accordance with the guidance under ASC 718, Compensation (“ASC 718”). Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the date of grant using any valuation model requires judgment. We use the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). We estimated our options' expected terms in accordance with ASC 718, using our best estimate of the period of time from the grant date that we expect the options to remain outstanding. If we determine that another method to estimate expected volatility or expected term is more reasonable than our current methods, or if another method for calculating these input assumptions is prescribed by authoritative guidance, the fair value calculated for stock-based awards could change significantly. Higher volatility and expected terms result in a proportional increase to stock-based compensation determined at the date of grant. The expected dividend rate and expected risk-free rate of return are not as significant to the calculation of fair value.

    Uncertainty in Income Taxes.     Effective January 1, 2007, we began to measure and record tax contingency accruals in accordance with new provisions under ASC 740. The expanded disclosure requirements are presented in Note 6 of Notes to Consolidated Financial Statements in Part IV of this Report. The new provisions prescribe a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this interpretation. The new provisions also provide guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. Prior to January 1, 2007, we recorded accruals for tax contingencies and related interest when it was probable that a liability had been incurred and the amount of the contingency could be reasonably estimated based on specific events such as an audit or inquiry by a taxing authority. As a result of the implementation of the new provisions, we recognized approximately a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance.  As of December 31, 2009, the liability for unrecognized tax benefits was $0.1 million.

 Results of Operations

The year ended December 31, 2009 compared the year ended December 31, 2008

    Net sales.     The following table compares net sales by product line and certain selected products for the years ended December 31, 2009 and 2008.  Our sales previously reported in the pharmacy operating segment are now classified as physician-dispensed as part of the Therapeutic product category.   Prior periods have been reclassified to conform to the current presentation.

	Year Ended December 31,
	2009	2008	Change
	(in thousands)
Net Sales by Product Category:
Physician Dispensed
Nu-Derm	$56,057	$58,378	-4%
Vitamin C	12,428	12,380	0%
Elasticity	9,491	11,643	-18%
Therapeutic	8,668	6,260	38%
Other	12,822	11,115	15%
Total	99,466	99,776	0%
Licensing fees	4,630	4,817	-4%
Total net sales	$104,096	$104,593	0%

United States	82%	84%
International	18%	16%

Net sales decreased by $0.5 million to $104.1 million during the year ended December 31, 2009, as compared to $104.6 million during the year ended December 31, 2008. Overall, the economic conditions within the U.S. had a slightly negative impact on our revenue during the year ended December 31, 2009. We believe that the economic downturn has reduced disposable income, which we believe has led to reduced patient visits to physician offices for aesthetic products and procedures, and fewer such procedures being performed and products being purchased. The U.S. economic slowdown effect was more pronounced within the Nu-Derm and Elasticity product lines.

Physician-dispensed sales decreased $0.3 million to $99.5 million during the year ended December 31, 2009, as compared to $99.8 million during the year ended December 31, 2008.  The decline was due to the following: (i) a decline in Nu-Derm sales of $2.3 million, primarily as a result of the U.S. economic slowdown; (ii) a $2.1 million decline in Elasticity sales, partially due to the increased promotional activity surrounding the launch of our ELASTIderm Décolletage product in 2008 as compared to 2009; offset in part by (i) a total increase of $2.4 million in Therapeutic sales; and (ii) an increase of $1.7 million in the Other category.  The Therapeutic category increase was primarily attributable to the launch of our Rosaclear system, which contributed $2.5 million in sales and SoluCLENZ, which contributed $0.4 million in sales, offset by a decline of approximately $0.5 million in our CLENZIderm system sales.  The Other category increase was primarily attributable to the launch of Refissa, part of our tretinoin system, which contributed $1.2 million for the year ended December 31, 2009.  Licensing fees decreased by $0.2 million.

      Our aggregate sales decline of $2.1 million in the U.S. was partially offset by a $1.6 million increase from our International markets. International sales growth came from all product lines and primarily came from three regions: (i) $1.2 million increase from the Europe and Other region; (ii) a $1.1 million increase from the Far East; and (iii) a $0.5 million increase from the Americas; offset in part by a decrease of $1.0 million in the Middle East. Our licensing fees decreased $0.2 million. We believe, depending upon its duration and severity, that a continued U.S. economic slowdown may negatively impact our future net sales.

      Gross margin percentage.     Our gross margin percentage decreased to 78.8%, for the year ended December 31, 2009 compared to 80.9% for the year ended December 31, 2008. The overall decline is primarily attributable to a decline in gross margin for our physician-dispensed segment, which decreased to 78.0% compared to 80.2% for the same period last year.  The decline primarily resulted from: (i) an increase in discounting promotional activities of approximately $1.7 million; (ii) a change in product sales mix; and (iii) a $0.4 million reserve on SoluCLENZ inventory in connection with our exit of the pharmacy channel.  Our gross margin for our licensing segment decreased to 96.8% compared to 97.2% for the same period last year.  Cost of sales also consists of outbound shipping and handling, work order scrap, licensing and royalty fees related to licensed intellectual property, depreciation and amortization attributable to products sold, and an inventory reserve for shrinkage and write-downs.

      Selling, general and administrative.     Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock-based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expenses and other selling expenses. Selling, general and administrative expenses decreased $0.2 million to $59.2 million during the year ended December 31, 2009, as compared to $59.4 million for the year ended December 31, 2008. The decline was primarily due to the following: (i) a $1.6 million decrease in professional fees, consisting primarily of a reduction in legal and consulting expenses; (ii) a $0.5 million decrease in other marketing, principally as a result of cost cutting initiatives; (iii) a $0.4 million decrease in expenses related to our SoluCLENZ product line, which consisted of a decrease of $1.2 million in expenses to support the pharmacy channel, offset by $0.8 million for the write-off of nonrefundable deposits and the accrual of other contract termination costs; and (iv) a $0.4 million decrease in non-cash compensation primarily due to the vesting of restricted stock for certain employees during the year ended December 31, 2009; offset in part by, (i) a $1.0 million increase in salaries and related expenses primarily due to commissions, bonus and severance of $0.4 million; (ii) a $0.5 million increase in promotional expenses; (iii) a $0.4 million increase in other expenses primarily related to taxes; (iv) a $0.4 million increase in volume driven activities; (v) a $0.2 million increase in advertising expenses; (vi) a $0.1 million increase in product development expenses; and (vii) a $0.1 million increase in depreciation and amortization primarily due to the implementation of our new Enterprise Resource Planning (“ERP”) system in early 2009.  As a percentage of net sales, selling, general and administrative expenses in the year ended December 31, 2009 remained flat at 57% as compared to the year ended December 31, 2008. We expect to minimize additional operating costs, such as professional fees and insurance costs, due to the downturn in the economy. We intend to maintain or decrease selling, general and administrative expenses as a percentage of net sales.

    Research and development.     Research and development expenses decreased $0.9 million to $4.4 million for the year ended December 31, 2009 as compared to $5.3 million for the year ended December 31, 2008. This was primarily due to a $0.8 million decrease related to the development costs for new indications of our existing products and a $0.1 million decrease in costs related to the development of new products. As a percentage of net sales, research and development costs in the year ended December 31, 2009 were 4% as compared to 5% in the year ended December 31, 2008.

    Interest income and Interest expense.     Interest expense was $0.1 million during the year ended December 31, 2009, as compared to $0.2 million for the year ended December 31, 2008.  In connection with entering into our Facility (see further discussion in “Liquidity and Capital Resources”) in November 2008, our previous Senior Secured Credit Facility (the “Credit Agreement”), dated as of January 28, 2005 (as amended) was terminated.  Termination of the agreement resulted in a write off of debt issuance costs of approximately $0.1 million during the year ended December 31, 2008 and was charged to interest expense.  Interest income decreased $0.2 million to $0.2 million for the year ended December 31, 2009 as compared to $0.4 million for the year ended December 31, 2008. Although our average cash and cash equivalents, including short term investments, increased from $21.3 million for the year ended December 31, 2008 to $26.0 million for the year ended December 31, 2009, our weighted average interest rate decreased from 2.07% during the year ended December 31, 2008 to 0.78% during the year ended December 31, 2009.

    Income taxes.     Income tax expense decreased $0.4 million to $7.1 million for year ended December 31, 2009, as compared to $7.5 million for the year ended December 31, 2008. Although our effective tax rate increased 1.3% to 38.7% for the year ended December 31, 2009, compared to 37.4% for the year ended December 31, 2008, the decline in expense is due to a decline in income before provision for income taxes of $1.6 million.  The increase in the effective tax rate is primarily due to an increase in state taxes during the year ended December 31, 2009.

The year ended December 31, 2008 compared the year ended December 31, 2007

    Net sales.     The following table compares net sales by product line and certain selected products for the year ended December 31, 2008 and 2007. Our sales previously reported in the pharmacy operating segment are now classified as physician- dispensed as part of the Therapeutic product category.   Prior periods have been reclassified to conform to the current presentation.

	Year Ended December 31,
	2008	2007	Change
	(in thousands)
Net Sales by Product Category:
Physician Dispensed
Nu-Derm	$58,378	$62,184	-6%
Vitamin C	12,380	11,438	8%
Elasticity	11,643	8,356	39%
Therapeutic	6,260	5,753	9%
Other	11,115	10,261	8%
Total	99,776	97,992	2%
Licensing fees	4,817	4,656	3%
Total net sales	$104,593	$102,648	2%

United States	84%	85%
International	16%	15%

Net sales increased by $2.0 million, or 2%, to $104.6 million during the year ended December 31, 2008, as compared to $102.6 million during the year ended December 31, 2007. Overall, the economic conditions within the U.S. had a slightly negative impact on our revenue growth performance during the year ended December 31, 2008. We believe that the economic downturn has reduced disposable income which we believe led to reduced patient visits to physician offices for aesthetic products and procedures, and fewer such procedures being performed and products being purchased. The U.S. economic slowdown effect was seen in all of our product categories, as growth was lower than expected, but was more pronounced within the Nu-Derm product line. During the year ended December 31, 2008, we experienced Nu-Derm sales decline of $3.8 million. We saw sales growth of $0.9 million in each of the Vitamin C and Other categories.  The growth in the Vitamin C category was primarily due to strong sales performance by the Professional-C product line. The Other product category growth was driven by a sales focused system approach. The system approach is designed to educate physicians on the benefits of prescribing the complete Nu-Derm system as opposed to partial systems. We had a total increase of $3.3 million in Elasticity sales driven by the launch of our ELASTIderm Décolletage product in January 2008, our new system that focuses on restoring the elasticity of the neck and chest area. In addition, we experienced a total increase of $0.5 million in Therapeutic sales due to: (i) an increase of $0.3 million from sales of CLENZIderm, the primary product in our Therapeutic product category, which was launched in February 2007, with a second system launched in July 2007; and (ii) an increase of $0.2 million attributable to sales of SoluCLENZ Rx Gel, which was launched in August 2008.  Licensing fees increased $0.2 million during the year ended December 31, 2008.

    Our aggregate sales growth was comprised of $0.5 million in the U.S. and $1.5 million from international markets. The U.S. growth was fueled by the recent launch of two new product lines. International sales growth came from all product lines and primarily came from two regions, $1.2 million from the Europe and Other region, and $0.4 million from the Americas; offset in part by a decrease of $0.2 million in the Far East and $0.1 million in the Middle East. Our licensing fees increased $0.2 million primarily due to fees received under our agreement with Rohto.

    Gross margin percentage.     Our gross margin percentage decreased to 80.9%, for the year ended December 31, 2008, as compared to 82.4% for the year ended December 31, 2007. The overall decline was primarily attributable to a decline in gross margin for our physician-dispensed segment, which decreased to 80.2% compared to 81.7% year ended December 31, 2007.  The decline was primarily as a result of: (i) a $0.9 million increase in discounting promotional activities; and (ii) a $0.5 million increase in inventory reserves related to short dated product in our Therapeutic and Other product categories.  The decline in our physician-dispensed segment was offset by the gross margin for our licensing segment, which increased to 97.2% compared to 96.9% for the year ended December 31, 2007.  Cost of sales also consisted of outbound shipping and handling, work order scrap, licensing and royalty fees related to licensed intellectual property, depreciation and amortization attributable to products sold, and an inventory reserve for shrinkage and write-downs.

    Selling, general and administrative.     Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock-based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expenses and other selling expenses.  Selling, general and administrative expenses increased $8.0 million to $59.4 million during the year ended December 31, 2008, as compared to $51.4 million for the year ended December 31, 2007. This increase was primarily due to the following: (i) a $4.0 million increase due to an increase in headcount, largely direct sales, marketing and operational personnel; (ii) a $2.1 million increase in costs related to the preparation, launch and on-going marketing activities related to SoluCLENZ, which was launched in August 2008; (iii) a $0.7 million increase in volume driven activities; (iv) a $0.6 million increase in marketing costs, primarily related to the launch of our national consumer awareness campaign initiated in the third quarter of 2008; (v) a $0.6 million increase in expenses related to severance and compensation expense for Stephen A. Garcia, our former Chief Financial Officer, and other former employees; (vi) a $0.5 million increase in rent and related expenses due to the relocation of our corporate headquarters during the second half of 2008; (vii) a $0.4 million increase in non-cash compensation primarily due to restricted stock units and stock options granted during the year; (viii) a $0.3 million increase in technical support fees due to the implementation of a new ERP system; and (ix) a $0.3 million increase in other expenses; which was partially offset by (i) a $1.4 million decrease in expenses related to operating as a public company, primarily consisting of professional fees; and (ii) a $0.1 million decrease in depreciation and amortization.  As a percentage of net sales, selling, general and administrative expenses in the year ended December 31, 2008 was 57% as compared to 50% in the year ended December 31, 2007.

    Research and development.     Research and development expenses decreased $0.2 million to $5.3 million for the year ended December 31, 2008 as compared to $5.5 million for the year ended December 31, 2007. The decrease was primarily due to the following:  (i) a $0.1 million decrease in salaries and related benefits during the year ended December 31, 2008 as compared to the year ended December 31, 2007 as a result of a decrease in headcount; and (ii) a $0.1 million decrease in royalties paid to Dr. Obagi pursuant to our June 29, 2006 services agreement with him. As a percentage of net sales, research and development costs were 5% in each of the years ended December 31, 2008 and December 31, 2007.

    Interest income and Interest expense.     Interest expense was $0.2 million during the year ended December 31, 2008, as compared to $2.4 million for the year ended December 31, 2007. During the year ended December 31, 2007, we made $23.5 million in prepayments, $7.0 million of which came from the net proceeds received in our secondary public offering completed in October 2007, in addition to our regularly scheduled payments of $0.8 million and an excess cash payment of $1.3 million. The additional prepayments resulted in a complete paydown of our outstanding debt. Interest expense incurred during the year ended December 31, 2008 partly relates to amortization of debt issuance costs of approximately $0.1 million related to our previous Credit Agreement.  In connection with entering into our new Facility (see further discussion in the “Liquidity and Capital Resources” section) our previous Credit Agreement, dated as of January 28, 2005 (as amended) was terminated.  Termination of the agreement resulted in a write off of debt issuance costs of approximately $0.1 million during the year ended December 31, 2008 and was charged to interest expense.  Interest income increased $0.2 million to $0.4 million during the year ended December 31, 2008, as compared to $0.2 million for the year ended December 31, 2007. The increase was primarily due to an increase in our average cash and short-term investments balance to $21.3 million during the year ended December 31, 2008, compared to $8.6 million during the year ended December 31, 2007.

    Income taxes.     Income tax expense decreased $2.8 million to $7.5 million for year ended December 31, 2008, as compared to $10.3 million for the year ended December 31, 2007. Our effective tax rate decreased 2.9% to 37.4% for the year ended December 31, 2008, compared to 40.3% for the year ended December 31, 2007. The decrease was primarily due to a decrease in state taxes, a decrease in nondeductible expenses for tax purposes, and the increase in the tax benefit, as a percentage of net income, derived from a research and development credit during the year ended December 31, 2008.

Liquidity and Capital Resources

Trends and uncertainties affecting liquidity

    Our primary sources of liquidity are our cash generated by operations and availability under our Facility.   As of December 31, 2009 we had approximately $36.0 million in cash and cash equivalents and short-term investments and $20.0 million available under the Facility.  We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to meet foreseeable liquidity requirements.  The following has or is expected to impact liquidity:

▪	we made significant investments in our ERP system;

▪
on August 5, 2008, the Board of Directors gave us the authority to repurchase up to $10 million of our outstanding common shares in the open market over the next two years.  During the years ended December 31, 2008 and 2009, we purchased $4.0 and $1.3 million of our outstanding stock, respectively;

▪
our days sales outstanding (“DSO”) has decreased from 74 days at December 31, 2008 to 71 at December 31, 2009.  Our allowance for doubtful accounts increased to $1.5 million for the year ended December 31, 2009, as compared to $0.8 million for the year ended December 31, 2008; and

▪
the legal costs associated with the litigation and arbitration demand involving us and Dr. Obagi (see Note 10 in our Notes to Consolidated Financial Statements) could be material regardless of the outcome.

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

    The recent economic downturn and ongoing tightening of credit in financial markets has, in some cases, adversely impacted our customers’ cash flow and ability to access sufficient credit in a timely manner, which, in turn, has impacted their ability to make timely payments to us. In light of these circumstances, and in order to remain competitive in the marketplace, for certain selected customers who we deemed to be credit worthy based upon their prior payment history, we extended our standard payment terms from net 30 days to net 60 days for selected product purchases made in connection with certain sales promotion programs. Such extension did not represent a permanent change to the payment terms for such customers but, rather, was applicable only to specified purchases made by such customers in connection with the applicable sales promotion program. Sales of products having net 60 day payment terms represented 28% of our net sales for the year ended December 31, 2009.

    It is unclear how long the current economic environment will continue, whether there will be new events that could contribute to additional deterioration, and if so, what effect such events could have on our business in 2010. We intend to continue to moderate our growth plans and avoid credit and market risk. We expect to continue to generate positive working capital through our operations.

    As of December 31, 2009, we had no outstanding balance on the Facility.  As of December 31, 2008, we were not in compliance with the non-financial covenant requiring us to report monthly, a listing of our intellectual property.  In February 2009, we obtained a waiver for the months of November 2008, December 2008 and January 2009 with respect to this covenant. We believe that we were in compliance with all financial and non-financial covenants under the Facility as of December 31, 2009.  We expect to be in compliance with both our non-financial and financial covenants during 2010; however economic conditions or the occurrence of any of the events discussed above under “Risk Factors” could cause noncompliance within our financial covenants.

    We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity. As of December 31, 2009 and 2008, we had approximately $57.1 million and $44.1 million, respectively, in working capital.  We invested approximately $1.0 million in capital expenditures during the year ended December 31, 2009, which largely consisted of expenses related to our new corporate headquarters and ERP system.  In 2010, we expect to spend approximately $1.0 million in capital expenditures, primarily related to IT upgrades and disaster recovery.  However, we do expect to continue to moderate our investing activities in response to the current economic conditions.  We intend to maintain our strong balance sheet.

Cash requirements for our business

    Historically, we have generated cash from operations in excess of working capital requirements and through private and public sales of common stock. We currently invest our cash and cash equivalents in large money market funds and certificates of deposit with maturities no greater than one year. As of December 31, 2009 and 2008, we had approximately $36.0 million and $19.9 million, respectively, of cash and cash equivalents and short-term investments.

    On November 21, 2008, we entered into the Facility with Comerica Bank for $20.0 million.  The Facility has an initial term of three years, ending on November 21, 2011, unless terminated earlier in accordance with its provisions.  Any borrowings on the Facility bear variable interest based on a margin, at our option, over prime rate or LIBOR as defined in the Facility.  All amounts borrowed under the Facility are secured by a first priority security interest in all of our tangible and intangible assets. The Facility contains certain financial and non-financial covenants. Non-financial covenants include, among other things, certain limitations on annual capital expenditures and asset or equity based investments and monthly and quarterly reporting of a listing of our intellectual property. Financial covenants include requirements for maintaining a (i) minimum quick ratio; (ii) maximum ratio of total liabilities to net worth; (iii) no loss for two consecutive quarters; (iv) minimum level of profitability; and (v) maximum annual capital expenditures; as well as limitations on stock repurchases, which may not to exceed $10.0 million, dividend distribution, which may not exceed 25% of net income for the fiscal year, and joint venture investments, which may not exceed $2.0 million. See below for covenant compliance:

Facility Covenants	As of 12/31/09	Requirement

Minimum quick ratio	4.3	1.0
Maximum ratio of total liabilities
to effective tangible net worth	0.25	1.75
Quarterly Results	No net loss for any quarter ended in 2009	No net loss for two consecutive quarters
Minimum annual profitability	$11.3 million	$1 million
Maximum annual capital expenditures	$1.0 million	$6 million
Maximum stock repurchase	$5.3 million	$10 million
Maximum dividend distribution	$0	$2.8325 million
Joint venture investment	$0	$2 million

    As of December 31, 2009, we had no outstanding balance on the Facility. As noted earlier, as of January 31, 2009, we were not in compliance with the non-financial covenant requiring us to report monthly a listing of our intellectual property.  In February 2009, we obtained a waiver with respect to this covenant.  We were in compliance with all financial and non-financial debt covenants under the Facility as of December 31, 2009.

    In connection with establishing the Facility, our previous credit agreement, dated as of January 28, 2005 (as amended) was terminated.  We were not in default under this credit agreement.  Termination of the agreement resulted in a write off of debt issuance costs of approximately $0.1 million during the year ended December 31, 2008.

    On August 5, 2008, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common shares over a period of two years.  The purchases are to be made in the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing manner, price and amount of any repurchases are determined by a three person committee, consisting of members of our Board and management, at its discretion, and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors, and may be discontinued at any time.  During the years ended December 31, 2008 and 2009, we purchased 627,367 and 183,664 shares of our outstanding stock, respectively, for a cost of $4.0 million and $1.3 million, respectively.

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

Foreign Currency Fluctuations

Approximately 4% of our net sales in 2009 were derived from operations outside the United States and were denominated in Japanese Yen. None of our international cost structure is denominated in currencies other than the U.S. dollar. As a result, we are subject to fluctuations in sales and earnings reported in U.S. dollars due to changing currency exchange rates. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

Cash Flow

Year ended December 31, 2009.     For the year ended December 31, 2009, net cash provided by operating activities was $18.8 million. The primary sources of cash were $11.3 million in net income, including the effect of: (i) adjusting for non-cash items; (ii) a net increase in accounts payable and accrued liabilities through timing of payment for operational, promotional and inventory purchases; (iii) a decrease in income taxes receivable and (iv) a decrease in inventory through an increase in our inventory turn ratio from 2.7 to 3.2; and (iv) a decrease in other assets; offset in part by an increase in accounts receivable from high sales volumes during the quarter ended December 31, 2009.

Net cash used in investing activities was $1.1 million for the year ended December 31, 2009. The primary uses of cash were: (i) capital invested in our new ERP system implemented in early 2009 and software upgrades; and (ii) the investment in intellectual property, primarily patents, relating to both our new product line offerings and our core product line offerings; offset by an investment in certificates of deposit during the year, which have maturity dates no greater than one year. We anticipate spending approximately $1.0 million for total capital expenditures in 2010 primarily for planned investments in IT upgrades and disaster recovery.

Net cash used in financing activities was $1.4 million for the year ended December 31, 2009. This was primarily due to repurchase of $1.3 million of our outstanding stock during the year.

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

Net cash used in investing activities was $10.3 million for the year ended December 31, 2008. The primary uses of cash were: (i) investment in certificates of deposit during the year ended, which have maturity dates no greater than one year; (ii) capital invested in information technology equipment and software upgrades; and (iii) the investment in intellectual property, primarily patents, relating to both our new product line offerings and our core product line offerings; offset by cash received from our landlord for tenant improvements for our new corporate headquarters.

Net cash used in financing activities was $3.9 million for the year ended December 31, 2008. This was primarily due to repurchases of $4.0 million of our outstanding stock during the year, offset by proceeds received from the exercise of stock options.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

Our major outstanding contractual obligations relate to operating leases and capital leases. These contractual obligations as of December 31, 2009 were as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital Lease Obligations	$18	$18	—	—	—
Operating Lease Obligations	12,026	1,802	3,108	2,494	4,622
Dr. Obagi Services Agreement Obligation	909	606	303	—	—
Uncertain Tax Liability	159	58	101	—	—
Total	$13,112	$2,484	$3,512	$2,494	$4,622

    Capital leases.     We lease certain office equipment for use in our operations that are classified under capital leases. Our payment obligations under capital leases represent both principle and interest at implied fixed rates. The leases expire through July 2010. During the year ended December 31, 2008, we amended one of our leases to expire in December 2010.

    Operating leases.     We lease our corporate offices in Long Beach, California and distribution center in Carson, California under separate leases expiring in October 2018 and October 2013, respectively. In 2008, we entered into a lease for our new headquarters with a new landlord in Long Beach, CA. We lease our manufacturing facility in Milford, Connecticut under a lease expiring in November 2013. In addition, we lease automobiles for our sales representatives under 36-month contracts.

    Services agreement.     On July 18, 2005, we entered into a consulting agreement with JR. We agreed to pay JR a minimum fee of $100,000 per year for five years plus reasonable and customary expenses incurred at our request in connection with the provision of services, commencing on January 1, 2005, for product formulation, product development and regulatory work. Although this agreement was due to expire in December 2009,we have entered into a letter agreement with JR under which we have agreed to extend the initial term of the agreement until the end of March 2010 to enable us sufficient time to negotiate an amendment or new agreement with JR.  Under the agreement, we agreed to pay a tiered royalty for successful commercialization of products developed or identified by JR based on annual net sales, with a maximum royalty paid per product, subject to a payment cap per year. The tiered royalty payable for each new product will be based on annual net sales and may continue for the life of the applicable patent. See “Certain Material Agreements—Jose Ramirez and JR ” for additional information.

    In June 2006, we leased our Marketing and Training Center in Beverly Hills, California from an affiliate of Dr. Obagi. We prepaid rent due under this five year lease expiring in July 2011. We have one five year extension. Since we have prepaid all amounts owing under this lease, no amounts from this lease were included in the table above.

    In June 2006, we entered into a services agreement with Zein E. Obagi, MD Inc. (“Obagi, Inc.”), Dr. Obagi, Samar Obagi, the Zein and Samar Obagi Family Trust and Skin Health Properties, Inc. We have agreed to pay Obagi, Inc. an annual retainer of $570,000 for advising and formulating services and marketing and support services. In addition, we agreed to pay Obagi, Inc. an annual fee of $200,000 for the first two years of the agreement for the development of Proderm products. At the end of the two years, we had an option to continue to sell Proderm products that, if exercised, would have required us to pay Obagi, Inc. an annual royalty payment.   However, we chose not to exercise this right.  We will also pay Obagi, Inc. royalty fees for developing other products identified in the agreement equal to a percentage of our net revenues from sales of those products. In addition, we reimbursed up to 50% of all invoiced commercially reasonable marketing design and development expenses associated with the opening of the property in Beverly Hills, subject to a $100,000 cap. Unless otherwise terminated in accordance with its terms, the agreement's initial term is five years, and it may be renewed for additional terms upon the mutual consent of the parties upon written notice received within a specified term prior to the end of the initial term.

    Uncertainty in Taxes.  In connection with the adoption of new provisions under ASC 740 on January 1, 2008, at December 31, 2009, we had approximately $0.1 million and $0.1 million of short-term and long-term liabilities, respectively, associated with uncertain tax positions.

Recent Accounting Pronouncements

New Accounting Standards

    In June 2009, the FASB issued ASC 105, which establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP to be applied by nongovernmental entities. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The one exception to this rule is that the rules and interpretive releases of the SEC under authority of federal securities laws are also considered sources of authoritative GAAP for SEC registrants.  This pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification have become nonauthoritative.

    In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement requires an entity (i) to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued, (ii) to disclose some nonrecognized subsequent events to keep the financial statements from being misleading, and (iii) to consider supplementing the historical financial statement with pro forma financial data.  We adopted the provisions of the guidance in the second quarter of 2009. The adoption did not have a material impact on our consolidated financial statements.

    In April 2009, the FASB issued guidance that provides additional direction on the factors that should be considered in estimating fair value, when there has been significant decrease in market activity for a financial asset or liability and identifies circumstances that indicate a transaction is not orderly.  We adopted the provisions of this issue beginning April 1, 2009.  The adoption did not have an impact on our consolidated financial statements.

    In April 2009, the FASB issued guidance, which amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (i) it does not have the intent to sell the security, and (ii) it is more likely than not it will not have to sell the security before recovery of its cost basis. We adopted the provisions of this issue beginning April 1, 2009.  The adoption did not have an impact on our consolidated financial statements.

    In April 2009, the FASB issued guidance, which requires an entity to provide the annual disclosures about the fair value of financial instruments required by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), in its interim financial statements. We adopted the provisions of this issue beginning April 1, 2009. The adoption did not have an impact on our consolidated financial statements.

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

Interest Rate Risk

    Our interest income and expense is more sensitive to fluctuations in the general level of U.S. prime rate and LIBOR interest rates than to changes in rates in other markets. Changes in U.S. LIBOR interest rates affect the interest earned on our cash and cash equivalents. At December 31, 2009, we had approximately $36.0 million of cash and cash equivalents. If the interest rates on our cash and cash equivalents were to increase or decrease by 1% for the year, annual interest income would increase or decrease by approximately $0.4 million.

Other Risks

    Generally we have been able to collect our accounts receivable in the ordinary course of business.  We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. Although we continue to see a weakened economic environment, we do not believe that our accounts receivable balance represents a credit risk based upon our past collection experience.  Our DSO has decreased from 74 days at December 31, 2008 to 71 at December 31, 2009.

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

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A:    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that Obagi’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its Report of Independent Registered Public Accounting Firm under Part IV, Item 15 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:    OTHER INFORMATION

       On March 11, 2010, the Compensation Committee of our Board of Directors approved an amendment to the employment agreement of Steven R. Carlson, our President and Chief Executive Officer, to make his agreement consistent with the amended and restated agreements of all other executive officers entered into in June 2009. The amendment provides that, in the event of a change in control in which the consideration that is paid is solely cash, all options and other equity awards issued to Mr. Carlson after January 1, 2009 will vest in full, and all options will become exercisable immediately prior to such change in control.  In the event of a change in control where the consideration is stock or a combination of stock and cash, Mr. Carlson's options and other equity instruments granted after January 1, 2009 will continue to vest and become exercisable in accordance with the provisions of the existing agreements governing those awards.  The amendment did not in any way effect the acceleration provisions of any options granted to Mr. Carlson prior to January 1, 2009, which continue to be governed by their provisions.

PART III

ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated into this Annual Report on Form 10-K by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders (the “Proxy Statement”).

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

(in thousands)	Balance at Beginning of Period	Charged to Cost and Expense	Charged to Contra-Revenue	Deductions	Balance at End of Period
Year ended December 31, 2007
Allowance for doubtful accounts	$327	$285	$—	$(305)	$307
Allowance for sales returns	324	—	214	—	538
Reserve for inventories	276	303	—	(110)	469
Valuation allowance for deferred tax assets	56	1	—	—	57
Year ended December 31, 2008
Allowance for doubtful accounts	$307	$660	$—	$(180)	$787
Allowance for sales returns	538	—	(87)	—	451
Reserve for inventories	469	841	—	(613)	697
Valuation allowance for deferred tax assets	57	(5)	—	—	52
Year ended December 31, 2009
Allowance for doubtful accounts	$787	$1,411	$—	$(666)	$1,532
Allowance for sales returns	451	—	41	—	492
Reserve for inventories	697	1,295	—	(1,394)	598
Valuation allowance for deferred tax assets	52	(5)	—	—	47

           (a)3. Exhibits:

		Where Located
Exhibit	Exhibit title	Form	Exhibit No.	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company.	S-1/A	3.1	11/29/2006
3.2	Second Amended and Restated Bylaws of the Company.	8-K	3.1	2/29/2008
4.1	Specimen Stock Certificate.	S-1/A	4.1	11/29/2006
4.2	Investor's Rights Agreement, by and among the Company, Mandarin Partners LLC and the Zein & Samar Obagi Family Trust dated December 2, 1997, as amended and assigned.	S-1/A	4.3	11/15/2006
10.1	OMP, Inc. 2000 Stock Option/Stock Issuance Plan and forms of award agreements.**	S-1	10.1	9/13/2006
10.2	Amended and Restated Obagi Medical Products, Inc. 2005 Stock Incentive Plan and forms of award agreements.**	S-1/A	10.2	12/12/2006
10.3	Lease Agreement between the Company and D'Amato Investments, LLC, dated December 1, 2005.	S-1/A	10.5	10/24/2006
10.4	Distribution Agreement, by and between the Company and Cellogique Corporation, dated November 10, 2005, as amended.+	S-1/A	10.6	11/15/2006
10.5	Know-How and Trademark License Agreement, by and between the Company and Rohto Pharmaceutical Co, Ltd., dated September 13, 2002, as amended.+	S-1/A	10.7	11/15/2006
10.6	Agreement by and between the Company and Dr. Zein E. Obagi, Inc, dated as of June 29, 2007.	S-1/A	10.8	10/24/2006
10.7	Separation and Release Agreement between the Company and Zein Obagi, M.D., dated June 29, 2007.	S-1	10.9	9/13/06
10.8	Retail Lease Agreement by and between Skin Health Properties, Inc. as Landlord and OMP, Inc. as Tenant, dated as of June 29, 2006.	S-1/A	10.10	10/24/06
10.9	Letter Agreement between the Company and Skin Health Properties, Inc., dated June 29, 2006.	S-1	10.11	9/13/06
10.10	Employment Agreement, by and between the Company and Steven R. Carlson, dated March 1, 2005.**	S-1	10.13	9/13/06
10.11	Amendment to Employment Agreement by and between the Company and Steven R. Carlson, dated August 6, 2007.**				X
10.12	Consultant Services and Confidentiality Agreement, dated July 18, 2005, by and among the Company, Jose Ramirez, and JR Chem LLC.+	S-1/A	10.2	11/15/06
10.13	Form of indemnification agreement.**	S-1	10.21	9/13/06
10.14	Patent License Agreement by and between the Company and Avon Products, Inc., dated June 26, 2003.+	S-1/A	10.23	11/15/06
10.15	Non-Employee Director Compensation Policy, adopted November 14, 2006, as amended.**	10-Q	10.26	5/8/07
10.16	Second Amendment to Employment Agreement by and between the Company and Steven R. Carlson dated as of March 1, 2008.**	8-K	10.1	3/7/08
10.17	Lease Agreement between OMP, Inc. and Kilroy Realty, L.P. dated April 30, 2008.	8-K	10.1	5/6/08
10.18	Implementation and Support Agreement by and between the Company and Specialists in Custom Software, Inc., dated June 24, 2008.	10-Q	10.43	8/11/2008
10.19	Lease Agreement between OMP, Inc. and Cypress-Southbay, LLC. and related construction rider, dated July 8, 2008.	10-Q	10.44	8/11/08
10.20	Amendment to Lease Agreement between OMP, Inc. and Kilroy Realty, L.P., dated August 6, 2008.	10-Q	10.45	8/11/08
10.21	Revolving Credit Agreement, by and between the Company and Comerica Bank, dated as of November 21, 2008	8-K	10.46	11/26/08
10.22	Amendment and Addendum to Know-How and Trademark License Agreement, by and between the Company and Rohto Pharmaceutical Co, Ltd., dated December 4, 2008.	10-Q	10.48	11/6/09
10.23	License and Supply Agreement, by and between the Company and Rohto Pharmaceutical Co, Ltd., dated December 4, 2008.	10-K	10.49	3/13/09
10.24	Service Agreement, by and between the Company and Ventiv Commercial Services, LLC, dated July 1, 2008	10-K	10.50	3/13/09
10.25	First Amendment to Services Agreement by and between the Company and Ventiv Commercial Services, LLC, dated July 1, 2008	10-K	10.51	3/13/09
10.26	Amendment and Addendum to Consultant Services and Confidentiality Agreement by and between the Company and Jose Ramirez, and JR Chem LLC.	10-K	10.52	3/13/09
10.27	Third Amendment to Employment Agreement by and between the Company and Steven R. Carlson dated as of December 31, 2008**				X
10.28	Form of Employment Agreement by and between the Company and its executive officers **	8-K	10.53	6/18/2009
10.29	Amended Employment Agreement by and between the Company and Preston S. Romm, dated as of June 15, 2009**	8-K	10.54	6/18/2009
10.30	Amended Employment Agreement by and between the Company and David S. Goldstein, dated as of June 15, 2009**	8-K	10.55	6/18/2009
10.31	Amended Employment Agreement by and between the Company and Laura B. Hunter, dated as of June 15, 2009**	8-K	10.56	6/18/2009
10.32	Amended and Restated Product Supply Agreement between the Company and Triax Pharmaceuticals LLC dated August 24, 2009+	10-Q	10.57	11/6/2009
10.33	Amendment No. 2 to Distribution Agreement between the Company and Cellogique Corporation, dated September 26, 2009+	10-Q	10.58	11/6/2009
10.34	2009 Performance Incentive Plan**				X
10.35	Services Agreement by and between the Company and DDN/Obergfel, LLC dated July 1, 2009				X
10.36	Fourth Amendment to Employment Agreement by and between the Company and Steven R. Carlson dated as of March 11, 2010.**				X
21.1	Subsidiaries of the Company.				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

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
OBAGI MEDICAL PRODUCTS, INC.

Date: March 11, 2010	By:	/s/ STEVEN R. CARLSON
Steven R. Carlson
Chief Executive Officer
(Principal Executive Officer)

Date: March 11, 2010	By:	/s/ PRESTON S. ROMM
Preston S. Romm
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEVEN R. CARLSON Steven R. Carlson	Chief Executive Officer, President and Director (Principal Executive Officer)	March 11, 2010
/s/ PRESTON S. ROMM Preston S. Romm	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2010
/s/ ALBERT J. FITZGIBBONS III Albert J. Fitzgibbons III	Chairman of the Board of Directors	March 11, 2010
/s/ JOHN A. BARTHOLDSON John A. Bartholdson	Director	March 11, 2010
/s/ JOHN H. DUERDEN John H. Duerden	Director	March 11, 2010
/s/ EDWARD A. GRANT Edward A. Grant	Director	March 11, 2010
/s/ ALBERT F. HUMMEL Albert F. Hummel	Director	March 11, 2010
/s/ RONALD P. BADIE Ronald P. Badie	Director	March 11, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Obagi Medical Products, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Obagi Medical Products, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting, appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in the notes to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007 (Note 6).

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

/s/ PRICEWATERHOUSECOOPERS

Los Angeles, California
March 12, 2010

Obagi Medical Products, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$30,215	$13,938
Short-term investments	5,743	6,000
Accounts receivable, net of allowance for doubtful accounts
and sales returns of $2,025 and $1,238 as of December 31, 2009
and 2008, respectively	24,240	20,648
Accounts receivable from related parties, net of allowance for doubtful accounts of $0 and $169 as of December 31, 2009
and 2008, respectively	97	518
Inventories, net	6,228	6,845
Deferred income taxes	1,379	1,501
Prepaid expenses and other current assets	2,424	2,832
Income taxes receivable	730	2,071
Total current assets	71,056	54,353
Property and equipment, net	4,689	5,340
Goodwill	4,629	4,629
Intangible assets, net	4,936	5,267
Deferred income taxes	1,835	1,855
Other assets	345	815
Total assets	$87,490	$72,259
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,864	$6,478
Current portion of long-term debt	18	47
Accrued liabilities	4,801	3,510
Income taxes payable	1,159	—
Amounts due to related parties	105	169
Total current liabilities	13,947	10,204
Long-term debt	—	18
Other long-term liabilities	1,555	1,516
Total liabilities	15,502	11,738
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized,
22,748,218 and 22,691,238 shares issued and 21,912,857
and 22,044,872 shares outstanding at December 31, 2009	23	23
and 2008, respectively
Additional paid-in capital	59,505	58,026
Accumulated earnings	17,890	6,557
Treasury stock, at cost; 811,031 and 627,367 shares at
December 31, 2009 and 2008, respectively	(5,348)	(4,016)
Accumulated other comprehensive loss	(82)	(69)
Total stockholders' equity	71,988	60,521
Total liabilities and stockholders' equity	$87,490	$72,259

The accompanying notes are an integral part of these consolidated financial statements

Obagi Medical Products, Inc.
Consolidated Statements of Income
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007

Net sales	$104,096	$104,593	$102,648
Cost of sales	22,039	19,931	18,049
Gross profit	82,057	84,662	84,599
Selling, general and administrative expenses	59,222	59,380	51,400
Research and development expenses	4,407	5,284	5,497
Income from operations	18,428	19,998	27,702
Interest income	173	368	190
Interest expense	(123)	(243)	(2,414)
Income before provision for income taxes	18,478	20,123	25,478
Provision for income taxes	7,145	7,535	10,275
Net income	$11,333	$12,588	$15,203

Net income attributable to common shares
Basic	$0.52	$0.56	$0.69
Diluted	$0.51	$0.56	$0.69

Weighted average common shares outstanding
Basic	21,970,491	22,598,474	21,989,121
Diluted	22,022,132	22,607,689	22,100,737

The accompanying notes are an integral part of these consolidated financial statements.

Obagi Medical Products, Inc.
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Dollars in thousands, except share and per share amounts)
	Common Stock		Additional Paid-In	Accumulated Earnings	Treasury Stock		Stockholder	Accumulated Other
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Receivable	Comprehensive Loss	Total
Balances, as of December 31, 2006	21,801,961	$ 22	$ 39,109	$ (21,144)	—	$ —	$ (23)	$ (46)	$ 17,918
Cumulative effect of adoption of provisions for uncertainty in income taxes	—	—	—	(90)	—	—	—	—	(90)
Balances, as of January 1, 2007, as adjusted	21,801,961	22	39,109	(21,234)	—	—	(23)	(46)	17,828
Comprehensive income:
Translation adjustment, net of tax effect ($14 benefit)	—	—	—	—	—	—	—	(22)	(22)
Net income for the year ended December 31, 2007	—	—	—	15,203	—	—	—	—	15,203
Total comprehensive income									15,181
Stock compensation expense	—	—	1,557	—	—	—	—	—	1,557
Payment received on stockholder receivable	—	—	—	—	—	—	23	—	23
Issuance of common stock in public offering, net	800,000	1	15,027	—	—	—	—	—	15,028
Issuance of vested restricted stock	9,869	—	—	—	—	—	—	—	—
Tax benefit from exercise of stock options	—	—	10	—	—	—	—	—	10
Issuance of common stock upon exercise of incentive stock options	31,734	—	102	—	—	—	—	—	102
Balances, as of December 31, 2007	22,643,564	23	55,805	(6,031)	—	—	—	(68)	49,729
Comprehensive income:
Translation adjustment, net of tax effect ($1 benefit)	—	—	—	—	—	—	—	(1)	(1)
Net income for the year ended December 31, 2008	—	—	—	12,588	—	—	—	—	12,588
Total comprehensive income									12,587
Stock compensation expense	—	—	2,008	—	—	—	—	—	2,008
Issuance of vested restricted stock	9,785	—	—	—	—	—	—	—	—
Tax benefit from exercise of stock options	—	—	39	—	—	—	—	—	39
Issuance of common stock upon exercise of incentive
stock options	18,890	—	174	—	—	—	—	—	174
Repurchase of common stock	—	—	—	—	(627,367)	(4,016)	—	—	(4,016)
Balances, as of December 31, 2008	22,672,239	$ 23	$ 58,026	$ 6,557	(627,367)	$ (4,016)	$ —	$ (69)	$ 60,521
Comprehensive income:
Translation adjustment, net of tax effect ($8 benefit)	—	—	—	—	—	—	—	(13)	(13)
Net income for the year ended December 31, 2009	—	—	—	11,333	—	—	—	—	11,333
Total comprehensive income									11,320
Stock compensation expense	—	—	1,619	—	—	—	—	—	1,619
Issuance of vested restricted stock units	32,500	—	—	—	—	—	—	—	—
Issuance of vested restricted stock	18,999	—	—	—	—	—	—	—	—
Tax expense related to share based payment arrangements	—	—	(140)	—	—	—	—	—	(140)
Issuance of common stock upon exercise of incentive
stock options	150	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(183,664)	(1,332)	—	—	(1,332)
Balances, as of December 31, 2009	22,723,888	$ 23	$ 59,505	$ 17,890	(811,031)	$ (5,348)	$ —	$ (82)	$ 71,988

The accompanying notes are an integral part of these consolidated financial statements.

Obagi Medical Products, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$11,333	$12,588	$15,203
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	2,339	2,391	2,788
Write off of prepaids and deposits related to SoluCLENZ	441	—	—
Write down of debt issuance costs	—	130	781
Loss on disposal of property and equipment	56	—	1
Provision for doubtful accounts	786	562	194
Deferred income taxes	142	(336)	(49)
Stock compensation expense	1,619	2,008	1,557
Changes in operating assets and liabilities
Accounts receivable	(4,378)	(3,671)	(7,515)
Accounts receivable from related parties	421	295	519
Income taxes receivable	1,341	(1,512)	346
Inventories	617	(798)	219
Prepaid expenses and other current assets	(33)	582	(487)
Other assets	463	173	154
Cash received for reimbursable tenant improvements	—	955	—
Accounts payable	1,386	(312)	1,151
Accrued liabilities	2,426	271	(549)
Amounts due to related parties	(64)	34	(17)
Other long-term liabilities	39	661	—
Net cash provided by operating activities	18,934	14,021	14,296
Cash flows from investing activities
Purchases of property and equipment	(960)	(3,944)	(603)
Purchase of other intangible assets	(446)	(327)	(391)
Purchase of short-term investments	(2,000)	(6,000)	—
Proceeds from maturity of short-term investments	2,257	—	—
Net cash used in investing activities	(1,149)	(10,271)	(994)
Cash flows from financing activities
Principal payments on term loans	—	—	(25,651)
Principal payments on capital lease obligations	(23)	(30)	(35)
Proceeds from the issuance of common stock, net of underwriting
discounts and deferred offering costs	—	—	15,027
Proceeds from exercise of stock options	—	174	102
Payment received for stockholder receivable	—	—	23
Tax benefit (expense) related to share-based payment arrangements	(140)	39	10
Debt issuance costs for line of credit	—	(32)	—
Repurchase of common stock	(1,332)	(4,016)	—
Net cash used in financing activities	(1,495)	(3,865)	(10,524)
Effect of exchange rate changes on cash and cash equivalents	(13)	(1)	(22)
Net increase (decrease) in cash and cash equivalents	16,277	(116)	2,756
Cash and cash equivalents at beginning of year	13,938	14,054	11,298
Cash and cash equivalents at end of year	$30,215	$13,938	$14,054

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amount capitalized	$19	$83	$1,235
Income taxes, net of refunds	$6,041	$9,418	$9,878

Non cash investing and financing activities
Interest rate cap fair value adjustment	$—	$—	$(3)
Changes in accounts payable and accrued liabilities
related to purchases of property and equipment	$—	$126	$—

The accompanying notes are an integral part of these consolidated financial statements.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

Note 1: The Company

Obagi Medical Products, Inc. (the “Company”) is a specialty pharmaceutical company that develops, markets and sells proprietary topical aesthetic and therapeutic prescription-strength skin care systems in the physician-dispensed market. The Company is incorporated under the laws of the state of Delaware. The Company markets its products through its own sales force throughout the United States, and through 21 distribution and two licensing partners in 47 other countries in regions including North America, Europe, the Far East, the Middle East, Central America, and South America. The Company also licenses certain non-prescription product concepts under the Obagi trademark to a large Japanese based pharmaceutical company for sale through consumer distribution channels in Japan.

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

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

In June 2009, the FASB issued ASC 105.   ASC 105, which establishes the Codification as the single source of authoritative U.S. GAAP to be applied by nongovernmental entities, does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The one exception to this rule is that the rules and interpretive releases of the SEC under authority of federal securities laws are also considered sources of authoritative GAAP for SEC registrants.  This pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification have become nonauthoritative. References made to FASB guidance throughout this report have been updated for the Codification.

Principles of Consolidation

The consolidated financial statements include the accounts of Obagi Medical Products, Inc. and its wholly-owned subsidiary, OMP, Inc. The consolidated financial statements of OMP, Inc. include the accounts of its wholly-owned subsidiaries and its majority owned subsidiary, Obagi Singapore. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash equivalents include demand deposits and short-term investments with a maturity of three months or less when purchased.  The Company maintains its cash deposits at numerous banks located throughout the United States, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk. At December 31, 2009 and 2008, cash on deposit was in excess of the federally insured limit of $250.

Short-term Investments

The Company accounts for short-term investments in accordance with ASC 320, Investments – Debt and Equity Securities. The Company determines the appropriate classification of all short-term investments as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classifications as of each balance sheet date. Short-term investments for which the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost.  There were no investments classified as available-for-sale or trading at December 31, 2009 and 2008.   Short-term investments consist of certificates of deposit with maturities of less than twelve months and are stated at amortized cost.  The carrying value of the Company's short-term investments approximates fair value due to their short maturities.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Accounts Receivable

The Company performs periodic credit evaluations of the financial condition of its customers, monitors collections and payments from customers, and generally does not require collateral. Receivables are generally due within 30 days. However, in light of the recent economic downturn and corresponding tightening of credit, and to remain competitive in the marketplace, for certain selected customers who the Company deemed to be credit worthy, based upon their prior payment history, the Company extended its standard payment terms to 60 days, for selected product purchases made in connection with specific sales promotions. Such extension did not represent a permanent change to the payment terms for such customers, but, rather, was applicable only to specified purchases made by such customers in connection with the relevant sales promotion.

The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The Company estimates its allowance for doubtful accounts based on historical write-offs as a percentage of sales less licensing fees, adjusted specifically for accounts that are past due, non-performing, in bankruptcy or otherwise identified as at risk for potential credit loss.  The Company estimates its allowance for doubtful accounts pursuant to sales returns based on the Company's historical rate of returns as a percent of gross sales less licensing fees, historical aging of returns, the Company’s return policy and current market conditions. To date, losses have been within the range of management's expectations.  The allowance for doubtful accounts as of December 31, 2009 and 2008 was $1,532 and $787, respectively.  See “Revenue Recognition” below for a discussion of allowance for future sales returns.

       Concentrations of credit risk, with respect to trade receivables, are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic regions. As of December 31, 2009 and 2008, no single customer represented more than 5% of the net accounts receivable balance.

Inventories

Inventories consist of raw materials and finished goods purchased from third parties and are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory reserves are measured as the difference between cost of inventory and the estimated net realizable value. Inventory reserves are charged to cost of sales. The Company's estimated inventory reserve is provided for in the consolidated financial statements and actual reserve requirements have approximated management's estimates.

Impairment of Long-lived Assets

The Company periodically assesses potential impairments of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment (“ASC 360”).  An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors considered by the Company include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will assess the recoverability of the assets by estimating the future undiscounted operating cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows, if not. To date, the Company has not recognized an impairment charge related to the write-down of long-lived assets.

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

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance and repairs, which do not extend the assets’ useful lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation is removed from the accounts and any gain or loss is included in operations.

Goodwill and Other Intangibles

ASC 350 requires the Company to test goodwill for impairment on an annual basis and more frequently if there is reason to suspect that the value has been diminished or impaired, with any corresponding write-downs recognized as necessary.

ASC 350 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The Company has selected September 30 as the date on which it will perform its annual goodwill impairment test. The entire balance of goodwill of $4,629 is attributable to the Company’s largest reporting unit, which is also an operating segment, the physician-dispensed segment (see Note 12).  The determination of fair value of the Company’s goodwill considered the current and future economic, market, and competitive conditions, and other relevant factors.  The Company evaluated the fair value of goodwill using two approaches.  For the first method, the Company derived valuation multiples from historical earnings data of guideline companies within the same industry as the Company and that compete in the physician-dispensed market, and then evaluated and adjusted the multiples based on the Company’s strengths and weaknesses relative to the guideline companies.  The derived multiples were then applied to the Company’s operating data to arrive at an indication of fair value.  Cash-free invested capital multiples, representing a marketable minority interest, were calculated for the guideline companies as of September 30, 2009.  Revenue and earnings multiples were based on a valuation of the guideline companies’ profit margins, historical growth patterns, and a review of the Company’s market factors, primarily related to its physician-dispensed business.  The second method, the discounted cash flow method, focused on the expected cash flows of the Company’s physician-dispensed business.  The Company evaluated its earnings projections through 2015, trending the growth down to 3% in the terminal year.  The discount rate for its physician-dispensed segment was determined by utilizing a weighted average cost of capital analysis, which analyzed long-term government bonds, the Moody’s Seasoned AAA bond rate, the cost of equity of similar companies relative to its physician-dispensed business, as well as the Company’s capital structure.  Both methods were weighted 50%.  The analyses concluded that the fair value of the Company’s physician-dispensed segment significantly exceeded the carrying amount of its goodwill.  There were no impairment triggers subsequent to September 30, 2009.  As such, based on the Company's analysis, no impairment charges were recognized for the years ended December 31, 2009, 2008, and 2007.

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

       Other intangible assets consist of trademarks, distribution rights, covenants not-to-compete, patents, customer lists, and proprietary formulations. Other intangible assets are amortized over the expected period of benefit using the straight-line method over the following lives: trademarks (20 years); distribution rights (ten years); covenants

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

not-to-compete (seven years); other intangible assets (three to 17 years).   In accordance with ASC 360, long-lived assets (including intangible assets that are amortized) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as a significant sustained change in the business climate, during the interim periods. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows. There were no indicators of impairment noted during the years ended December 31, 2009, 2008 and 2007; therefore no tests were performed for long-lived assets.

Intangible Assets

At December 31, 2009 and 2008, the carrying amounts and accumulated amortization of intangible assets were as follows:

	December 31, 2009			December 31, 2008
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value

Trademarks	$7,458	$(4,398)	$3,060	$7,367	$(4,032)	$3,335
Distribution rights	1,082	(1,049)	33	1,082	(984)	98
Covenant not-to-compete	931	(931)	—	931	(931)	—
Licenses	2,075	(1,520)	555	1,975	(1,107)	868
Other intangible assets	3,785	(2,497)	1,288	3,530	(2,564)	966
	$15,331	$(10,395)	$4,936	$14,885	$(9,618)	$5,267

Amortization expense related to all intangible assets, including certain amounts reflected in cost of sales, for the years ended December 31, 2009, 2008, and 2007 was $777, $820, and $939, respectively.

Future estimated aggregate amortization expense for the next five years and thereafter is as follows:

Years ending December 31,
2010	$733
2011	699
2012	699
2013	695
2014	671
Thereafter	1,439
$4,936

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Debt Issuance Costs

    Direct costs incurred in connection with indebtedness agreements are capitalized as incurred and amortized using the effective interest method over the term of the related indebtedness. Debt issuance costs are included in other assets and represent fees and other costs incurred in connection with the Facility with Comerica Bank entered into on November 21, 2008.

    During the year ended December 31, 2007, the Company paid the remaining balance outstanding under its previous Credit Agreement entered into on January 28, 2005.   In conjunction with the paydowns on the Credit Agreement, the Company wrote off $781 of debt issuance costs during the year ended December 31, 2007. The remaining balance of debt issuance costs was applicable to the Company's line of credit under the Credit Agreement.

    In connection with establishing the Facility, the Credit Agreement was terminated (see Note 4 for further discussion).  Termination of the Credit Agreement resulted in a write off of debt issuance costs of $130 during the year ended December 31, 2008.  In addition, the Company capitalized $32 in debt issuance costs related to the Facility during the year ended December 31, 2008.

    The amortization and the write downs of debt issuance costs are included as a component of interest expense. At December 31, 2009 and 2008, the Company had debt issuance costs of $25 and $31, respectively.  Amortization of debt issuance costs was $6, $82 and $262 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Leases

The Company accounts for leases under the provisions of ASC 840, and subsequent amendments, which require that the Company's leases be evaluated and classified as either operating leases or capital leases for financial reporting purposes. Minimum base rents for the Company's operating leases, which generally have scheduled rent increases over the term of the lease, are recorded on a straight-line basis over the lease term. The initial lease term includes the period from when the Company is given access and control over the leased property, whether or not rent payments are due under the terms of the lease.

For leases with renewal periods at the Company's option, the Company generally considers the lease term to comprise only the initial lease term as exercise of the renewal options are not considered to be reasonably assured of exercise as determined at lease inception. However, if failure to exercise a renewal option imposes an economic penalty of sufficient magnitude to the Company, then the renewal, at inception, is reasonably assured and will be included in the determination of the appropriate lease term.

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

Treasury Stock

The Company records treasury stock under the cost method, whereby the entire cost of the acquired stock is recorded as treasury stock. The Company records reissuances of treasury stock at the fair value of the underlying transactions. Differences between the fair value of the issuance and the cost basis of the treasury stock that results in a gain is recorded as an adjustment to additional paid-in capital.  If the transaction results in a loss, the difference would be charged to additional paid-in capital to the extent of any gains previously recorded, and the remaining amount would be then charged to accumulated earnings.

Revenue Recognition

The Company recognizes revenue in the physician-dispensed segment in accordance with ASC 605, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred, (iii) the sales price charged is fixed or determinable, and (iv) collection is reasonably assured. The Company's shipment terms are FOB shipping point as outlined in its sales agreements.

The Company's domestic sales agreements do not provide for rights of return or price protection. However, the Company may approve returns on a case-by-case basis at its discretion. Based on the Company's historical experience, such returns generally approximate 1.7% of the Company's total gross sales. Certain international distribution agreements do provide for rights of return and price protection. Generally, such return rights are for a period of not more than 90 days after shipment. In accordance with ASC 605-15, the Company continuously monitors and tracks product returns and records a provision for the estimated future amount of such returns, based on historical experience and any notification received of pending returns. The allowance for future sales returns as of December 31, 2009 and 2008 was $492 and $451, respectively, and was recorded as a reduction to revenue. The Company does not grant any warranty provisions on its products.  The Company provides for discounts and allowances based on historical experience

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

at the time revenue is recognized as a reduction to revenue. To date, actual provisions have approximated management's estimates.

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

    In September 2002, the Company entered into a licensing agreement, as amended (as discussed in the royalty licensee agreements footnote, Note 8) with an international Japanese-based distributor that specializes in the distribution and marketing of over-the-counter medical oriented products in the drug store and retail channels. In January 2006, the Company entered into a licensing agreement with a diversified Japanese consumer products and services company, which also owns and operates a large chain of aesthetic spas in Japan. The Company recognizes royalty revenues related to these licensing agreements based on the respective distributor's sale of related products. These royalty revenues are recognized as earned and are based upon a predetermined rate within the respective licensing agreement.

    Included in revenues are fees charged to customers for shipping and handling. Such revenues amounted to $2,201, $2,384 and $2,430 for the years ended December 31, 2009, 2008, and 2007, respectively. Shipping and handling costs incurred in a sales transaction to ship products to customers are included as a component of cost of sales.

Exit of the Pharmacy Channel

    During the year ended December 31, 2008, the Company entered the pharmacy channel for the first time by launching SoluCLENZ Rx Gel, a solubilized benzoyl peroxide gel for the treatment of acne, which was available only by prescription. The Company sold SoluCLENZ to pharmaceutical wholesalers, who had the right to return purchased product prior to the units being dispensed through patient prescriptions. Revenue for this product was recognized in accordance with ASC 605.  Among its criteria for revenue recognition from sale transactions where a buyer has a right of return, ASC 605-15 requires the amount of future returns to be reasonably estimated.

    The Company continually monitored the progress of the launch and the weekly sales data for SoluCLENZ.  The Company determined that, based on available sales data, the distribution of a single prescription product through the pharmacy channel and the ongoing investment to support that channel had become cost-prohibitive.  On April 13, 2009, the Company announced that it would no longer sell SoluCLENZ in the pharmacy channel.

    Prior to the Company’s exit of the pharmacy channel, during the launch period only, the Company sold product to wholesalers with a guaranteed sale provision, allowing the wholesalers to return the product within 120 days of shipment. Product shipments during the launch period were $1,569 for the year ended December 31, 2008. As substantially all of the risks and rewards of ownership did not transfer upon shipment, the Company treated the sale of product during the launch period and after the launch period under a consignment model.  Under this consignment model, the Company did not recognize revenue upon the shipment of product with the guaranteed sale provision and accounted for inventory held by the wholesalers as consignment inventory.  Due to the Company’s limited experience in the pharmacy channel, the Company was not able to reasonably estimate customer returns and, therefore, only recognized revenue related to SoluCLENZ units once the units were dispensed through patient prescriptions because units dispensed to patients were not subject to return. The Company obtained actual prescription units dispensed based on distribution channel data provided by external, independent sources.  As of December 31, 2008, amounts included as deferred revenue in accrued liabilities in the consolidated balance sheet totaled $398.

    Gross product revenue and net product revenue (gross product revenue, net of cash discounts, rebates and patient coupons) for prescription units dispensed was $248 and $162, respectively, for the year ended December 31, 2008. Inventory on consignment represented the cost of SoluCLENZ units shipped to wholesalers that had not yet been dispensed to patients (see Note 3).

    In connection with the exit of the pharmacy channel, during the year ended December 31, 2009, the Company recorded charges approximating $769, relating to contractual deposits, obsolete selling materials and other contract termination fees (included within “Selling, general and administrative expenses” in the Consolidated Statements of Income), primarily relating to the Company’s contract sales force that was dedicated to selling SoluCLENZ and the termination of certain contractual obligations related to SoluCLENZ.  In addition, during the three months ended March 31, 2009, the Company reserved approximately $440 in inventory.  During the three months ended December 31, 2009,

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

the Company informed its SoluCLENZ distributors that it would no longer issue credit for returned inventory.  As a result, the Company recognized $221 in revenue, previously recorded as an accrued liability to be paid to distributors for remaining inventory on hand, during the three months ended December 31, 2009.  Revenues previously reported in the “Pharmacy” segment are now included in the “Physician-Dispensed” segment under the “Therapeutic” product category (see Note 12).  The Company does not expect to incur significant additional costs as a result of exiting the channel subsequent to December 31, 2009.

Advertising Costs

Advertising costs are expensed the first time the advertising takes place. Advertising and promotion costs incurred for the years ended December 31, 2009, 2008, and 2007 were approximately $414, $235, and $344, respectively. Advertising costs are recorded as a component of selling, general and administrative expense.

Foreign Currency Translation

The financial statements of subsidiaries outside the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Revenue and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are recorded in comprehensive income, a separate component of stockholders' equity. Such adjustments amounted to an unrealized loss of $13, $1 and $22 for the years ended December 31, 2009, 2008, and 2007, respectively.

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

Stock-based Compensation

Effective January 1, 2006, the Company adopted the modified prospective transition method in accordance with guidance under ASC 718, and as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for: (i) expense related to the remaining unvested portion of all stock option awards granted during the one year period preceding the Company's initial public offering, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the revised provisions under ASC 718. The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized on a straight-line basis over the requisite service period, which equals the option vesting term of three years.

Earnings per Common Share (“EPS”)

The Company accounts for earnings per share in accordance with ASC 260, Earnings per Share. Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share are computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's stock option plans.

Under the treasury stock method, the assumed proceeds calculation includes: (i) the actual proceeds to be received from the employee upon exercise, (ii) the average unrecognized compensation cost during the period and (iii) any tax benefits that will be credited upon exercise to additional paid-in capital. The Company determines whether its windfall pool of available excess tax benefits is sufficient to absorb the shortfall. If so, the effect of the hypothetical deferred tax asset write-off reduces the assumed proceeds in the treasury stock calculation. If there is no pool of available excess tax benefits, or if the amount of the pool is insufficient to absorb the entire hypothetical deficient tax deduction, the amount of the deficiency that is charged to income tax expense is not considered to be a reduction of the assumed proceeds. Currently, the Company has determined that it has sufficient windfall pool available.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Basic and diluted earnings per common share were calculated using the following units for the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007

Weighted average shares outstanding - basic	21,970,491	22,598,474	21,989,121
Effect of dilutive stock options	51,641	9,215	111,616
Weighted average shares outstanding - diluted	22,022,132	22,607,689	22,100,737

For the years ended December 31, 2009, 2008 and 2007, diluted earnings per share do not include the impact of common stock options then outstanding of 1,491,396, 1,630,330 and 172,015, respectively, as the effect of their inclusion would be anti-dilutive.

New Accounting Pronouncements

In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement requires an entity (i) to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued, (ii) to disclose some nonrecognized subsequent events to keep the financial statements from being misleading, and (iii) to consider supplementing the historical financial statement with pro forma financial data.  The Company adopted the provisions of the guidance in the second quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance that provides additional direction on the factors that should be considered in estimating fair value, when there has been significant decrease in market activity for a financial asset or liability, and identified circumstances that indicate a transaction is not orderly.  The Company adopted the provisions of this issue beginning April 1, 2009.  The adoption did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance, which amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (i) it does not have the intent to sell the security, and (ii) it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company adopted the provisions of this issue beginning April 1, 2009.  The adoption did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance, which requires an entity to provide the annual disclosures about the fair value of financial instruments required by ASC 820, in its interim financial statements. The Company adopted the provisions of this issue beginning April 1, 2009. The adoption did not have an impact on the Company’s consolidated financial statements.

Note 3: Composition of Certain Financial Statement Captions

Inventories

	December 31,
	2009	2008
Inventories, net
Raw materials	$1,204	$2,957
Finished goods	5,622	4,526
Inventory on consignment	—	59
	6,826	7,542
Less reserve for inventories	(598)	(697)
	$6,228	$6,845

    Inventory on consignment represents the amount of SoluCLENZ shipped to wholesalers and chain drug stores that had not been recognized as revenue (see Note 2).

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

General and administrative expenses capitalized into inventory during the years ended December 31, 2009 and 2008 were $822 and $974, respectively. As of December 31, 2009 and 2008, the amount of general and administrative expenses included in inventory was $347 and $256, respectively.

Property and Equipment

	December 31,
	2009	2008
Property and equipment
Furniture and fixtures	$733	$733
Computer software and equipment	4,357	3,494
Lab and office equipment	456	888
Leasehold improvements	4,201	4,054
Capital lease (office equipment)	115	115
Construction in progress	199	648
	10,061	9,932
Less accumulated depreciation and amortization	(5,372)	(4,592)
	$4,689	$5,340

    Depreciation expense for the years ended December 31, 2009, 2008, and 2007 was $1,556, $1,489, and $1,587, respectively. At December 31, 2009 and 2008, accumulated depreciation for fixed assets under capital lease was $106 and $96, respectively.

    In October 2008, the Company moved to new corporate headquarters located in Long Beach, California (see Note 10).  In connection with the move, the Company wrote off $1,889 in property and equipment, primarily leasehold improvements related to its prior location.  The write off did not result in a gain or loss as the assets were fully depreciated.  During the year ended December 31, 2009, the Company recorded a loss on disposal of fixed assets of $56. The loss is reported as a component of selling, general and administrative expenses.

Accrued Liabilities
	December 31,
	2009	2008
Accrued liabilities
Salaries and related benefits	$3,280	$2,059
Deferred revenue	112	489
Other	1,409	962
	$4,801	$3,510

    See Note 8 and Note 2 for further discussion on deferred revenue.

Note 4: Line of Credit, Notes Payable and Capital Lease Obligations

    On January 28, 2005, the Company entered into an $80,000 Credit Agreement with GE Business Financial Services, Inc. (formerly known as Merrill Lynch Business Financial Services, Inc.). The Credit Agreement was structured with two term loans, collectively $70,000, and a revolving line of credit providing availability of up to $10,000.   As of December 31, 2007, the Company completely paid down the balance of the term loans under the Credit Agreement.

    Loans under the Credit Agreement bore variable interest based on a margin, at the Company's option, over prime rate or LIBOR. The margins applicable to portions of amounts borrowed varied depending on the Company's consolidated Debt to EBITDA Ratio. As of October 17, 2007, the date of complete paydown, applicable margins were 1.75% and 2.00% for prime rate borrowings and 3.25% and 3.50% for LIBOR borrowings for Term Loan A and Term Loan B, respectively. The weighted-average interest rate for borrowings under the Credit Agreement was 8.96% as of October 17, 2007.  Interest expense incurred attributable to the Credit Agreement for the year ended December 31, 2007 was $1,179.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

    On November 21, 2008, the Company entered into the Facility with Comerica Bank for $20,000.  The Facility has an initial term of three years, ending on November 21, 2011, unless terminated earlier in accordance with its provisions.  Any borrowings under the Facility bear variable interest based on a margin, at the Company’s option, over prime rate or LIBOR as defined in the Facility.  All amounts borrowed under the Facility are secured by a first priority security interest in all of the Company’s tangible and intangible assets. The Facility contains certain financial and non-financial covenants. Non-financial covenants include, among other things, certain limitations on annual capital expenditures and asset or equity based investments and monthly and quarterly reporting of a listing of the Company’s intellectual property.  Financial covenants include requirements for maintaining a (i) minimum quick ratio; (ii) maximum ratio of total liabilities to net worth; (iii) no loss for two consecutive quarters; (iv) minimum level of profitability; and (v) maximum annual capital expenditures; as well as limitations on stock repurchases, which may not exceed $10,000, dividend distributions, which may not exceed 25% of net income for the fiscal year, and joint venture investments, which may not exceed $2,000.  As of November 31, 2008, December 31, 2008, and January 31, 2009, the Company was not in compliance with the non-financial covenant, requiring it to report monthly, a listing of its intellectual property.  In February 2009, the Company obtained a waiver for the months of November 2008, December 2008 and January 2009 with respect to this non-financial covenant.  As of December 31, 2009, the Company was in compliance with all non-financial and financial covenants.  As of December 31, 2009 and 2008, the Company did not have any outstanding balance on the Facility.

    In connection with establishing this Facility, the previous Credit Agreement was terminated.  The Company was not in default under this Credit Agreement, nor did it have any outstanding balance on the Credit Agreement at the time of termination.

    The total annual maturities of capital lease obligations as of December 31, 2009 are as follows:

Capital
Leases
Year ending December 31,
2010	$18
Less amount representing future interest cost	—
$18

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

Note 5: Common Stock

Stock Repurchases

    On August 5, 2008, the Board of Directors authorized the repurchase of up to $10,000 of the Company’s outstanding common shares over a period of two years.  The purchases are to be made in the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases are determined by a three person committee, consisting of members of the Company’s Board and management, at its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors, and may be discontinued at any time.  During the year ended December 31, 2008, the Company repurchased 627,367 shares for $4,016 (including transaction costs) at an average cost of $6.37 per share.  During the year ended December 31, 2009, the Company repurchased 183,664 shares for $1,332 (including transaction costs) at an average cost of $7.22 per share.  These amounts are reflected in treasury stock on the Consolidated Balance Sheet.

Note 6: Income Taxes

    The current and deferred provision for federal, state and foreign income taxes consists of the following:

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007
Current
Federal	$5,797	$6,673	$8,378
State	1,206	1,199	1,946
	7,003	7,872	10,324
Deferred
Federal	20	(222)	(104)
State	122	(115)	55
	142	(337)	(49)
	$7,145	$7,535	$10,275

    The provision for income taxes differs from the amount that would result from applying the federal statutory rate to pre-tax income for the years ended December 31 as follows:

	Year Ended December 31,
	2009	2008	2007

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	4.7%	3.5%	5.1%
Research and development credit	(1.5)%	(1.5)%	(1.3)%
Other	0.5%	0.4%	1.5%
	38.7%	37.4%	40.3%

    The significant components of the net deferred tax assets and liabilities at December 31 are as follows:

	December 31,
	2009	2008
Deferred assets
Financial statement reserves	$993	$895
State taxes	59	95
Trademark expenses	134	158
Compensation expense	1,985	1,697
Prepaid royalty	467	485
Foreign operating loss	47	52
Tenant improvement allowance	357	413
Deferred revenue	45	206
Other	446	412
	4,533	4,413
Deferred liabilities
Prepaid expenses	(131)	(199)
Depreciation and amortization	(1,141)	(806)
	(1,272)	(1,005)
Net deferred assets	3,261	3,408
Less valuation allowance	(47)	(52)
	$3,214	$3,356

    The Company recorded a deferred tax asset of $47 and $52 related to the net operating loss carryover of its majority owned

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

subsidiary Obagi Singapore, as of December 31, 2009 and 2008, respectively. A full valuation allowance was provided for the loss carryover as the Company believes that it is more likely than not that this deferred tax asset will not be realized.

The Company adopted the provisions related to uncertainty in income taxes under ASC 740 on January 1, 2007. As a result of implementation, the Company recognized an approximately $90 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2009	2008	2007

Balance as of January 1	$176	$161	$111
Additions based on tax positions related to the current year	24	30	50
Reductions for tax positions of prior years due to settlements	(53)	(15)	—
Balance as of December 31	$147	$176	$161

Any change in the above unrecognized tax benefits will impact the effective tax rate.

The Company does not believe there will be any material changes in its unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2009, 2008, and 2007, the Company recognized approximately $6, $14 and $11 in interest and penalties, respectively. As of December 31, 2009 and 2008, accrued interest related to uncertain tax positions was $12 and $54, respectively.

The tax years 2004-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 7: Concentrations of Credit Risk and Significant Customers

For the years ended December 31, 2009, 2008, and 2007, no single customer accounted for 5% or more of the Company's net revenues.

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

The Company currently has limited internal research and development capabilities and primarily outsources its product research and development to third-party research labs. Although there are a limited number of third-party research labs, management believes that other labs could provide similar services on comparable terms. A change in providers, however, could cause a delay in the Company's ability to develop and deliver products on a timely and competitive basis, which could adversely affect operating results.

Note 8: Royalty Licensee Agreements

Pursuant to the patent license agreement dated June 26, 2003 with a third party, the Company licensed four interlocking method and formulation patents in exchange for non-refundable license fees for the first three years of the agreement.  The agreement also calls for the Company to pay royalties on net sales of products covered by the licensed patents.  Such royalties are to be paid on a quarterly basis. For the years ended December 31, 2009, 2008, and 2007, related royalties of $339, $350 and $297, respectively, have been included as a component of cost of sales. The initial term of this agreement was three years but is renewable annually at the option of the Company, provided that the Company pays an annual non-refundable renewal license fee to the licensor. The patent license agreement may terminate at the licensor's option upon a merger or acquisition of the Company that is not approved by the licensor, whose approval may not be unreasonably withheld, and may be cancelled by either party upon default.

In January 2006, the Company entered into an option and product license agreement with a third party to license certain technology, in exchange for a non-refundable fee in the amount of $250, with an additional $250 payable within 15 days of confirming successful clinical results. The non-refundable fee of $250 was to either be offset against future royalties payable under the agreement or offset against future purchases of inventory. For the first product developed under this agreement, an additional license

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

payment was payable upon the product becoming commercially available for distribution with another license fee due in the subsequent quarter to that event.   For each additional product developed, an additional license payment is due up to a maximum dollar cap for all products developed. The agreement also called for the Company to pay royalties on the net sales of products sold in a territory covered by the licensed patents, subject to minimum annual payments.  In addition to the royalties, the Company was to also pay one time milestone payments based upon achieving certain levels of net sales. The term of this agreement was for the life of any licensed patent. The option and product license agreement would terminate at the licensor's option upon the Company's failure to meet commercially reasonable development benchmarks. Pursuant to this agreement, the initial payment of $250 was included in long term Other assets as of December 31, 2007. Royalty payments were to be expensed as incurred. As of December 31, 2008, no additional payments were made.  As of December 31, 2008, there were no commercially viable products developed under this agreement.  As a result, during the year ended December 31, 2008, the Company wrote-off the initial payment of $250, which is included as a component of research and development expense.

    In March 2004, as part of an agreement with a third-party international licensor, the Company received an ongoing, non-exclusive right to market and sell any and all products marketed under the “Obagi” brand containing a specific range of Kinetin concentration, limited to existing channels of trade in Japan. Under the terms of the license agreement with the same party, the Company's license rights are valid until the last of the related patents expire in December 2014. In exchange for this right, the Company paid, on April 2, 2004, an initial payment of $1,250, net of cash receipts in the amount of $250 from a sublicensing arrangement with an international distributor in Japan. In addition, the Company will pay royalties up to an additional maximum amount of $500 based on future sales in Japan of such skincare products. Pursuant to this agreement, the Company recorded the initial net payment as an intangible asset and is amortizing such costs on a straight line basis over the license period. During each of the years ended December 31, 2009, 2008 and 2007, the Company recognized $106 in amortization expense. Such amounts are included as a component of cost of sales. Royalty payments are expensed as incurred and have amounted to $41, $27 and $39 for the years ended December 31, 2009, 2008, and 2007, respectively.

    The Company also competes in the Japanese retail skin care markets through a strategic licensing agreement with Rohto Pharmaceutical Co., Ltd. Rohto is a Japanese pharmaceutical manufacturer and distributor. Under the agreement, Rohto is licensed to manufacture and sell a series of over-the-counter products under the Obagi brand name, including Obagi-C (a Vitamin C based topical serum in various concentrations), in the Japanese drug store channel and the Company receives a royalty based upon sales of Obagi branded products in Japan by Rohto. The Company also has other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel.

    On December 4, 2008, the Company entered into an amendment to the original agreement with Rohto.  The amendment extends the term of agreement to December 4, 2017 and amends the Territory (as defined) to areas outside Japan, subject to separate written agreement(s) to be developed.  The Channel (as defined) has been expanded to include department stores, including mail-order and internet activities to support such expansion, provided that the parties complete a joint development plan.  The parties have also agreed to work together to up-brand the Obagi products sold in the various channels and work cooperatively on messaging, branding and product imaging.  Under the amendment, the Company has also agreed to provide an exclusive royalty bearing license to sell and/or manufacture certain products developed by the Company, Rohto or jointly developed by the Company and Rohto.

    On December 4, 2008, the Company and Rohto entered into a License and Supply Agreement (the “Bi-mineral Agreement”) whereby the Company granted Rohto an exclusive right to manufacture, market and sell the Company’s bi-mineral collagen and elastin enhancing products in all channels (other than the aesthetic and spa channels) in Japan.  Rohto also has the right to develop improvements to such products or new products related to the products.  The initial term of the Bi-mineral Agreement is for five years, through December 4, 2013, with an optional five year extension, and calls for certain annual sales volume and expense commitments on behalf of Rohto.   If such commitments are not met, the Company shall have the right to terminate the agreement or render it non-exclusive.

    As consideration for the exclusive license, Rohto will pay a development fee to the Company over a five-year period as well as quarterly royalty fees based on product sales.  If the Bi-Mineral Agreement should be terminated by either party before all five installments of the development fee have been paid or even in the event of early termination, then any unpaid installments will become due and payable to the Company ten days before the effective termination date.  The royalty rate is scaled over the term of the agreement. The Company will record the installments of the development fee as deferred revenue as they are received and will amortize the development fee over the life of the agreement and any royalties received will be recognized as earned.  During both years ended December 31, 2009 and 2008, the Company received $100 installments of the development fee and recorded the fees as deferred revenue.  Net licensing revenue from skin health systems and products in Japan was approximately $4,630, $4,817 and $4,656 for the years ended December 31, 2009, 2008 and 2007, respectively.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Note 9: Related-party Transactions

Dr. Zein Obagi, M.D.

    Zein Obagi, M.D., the Company’s former executive medical director and board member and one of its current principal stockholders, is a prominent physician in the medical community and was granted the right to purchase products from the Company at a discount equal to the maximum discount offered to the Company's unrelated customers. In addition to his primary medical practice in Beverly Hills, California, Dr. Obagi is also a 75% owner of two other dermatology clinics, Obagi Dermatology – San Gabriel Annex, Inc., formerly Chinese Obagi Corporation, and Obagi Dermatology – Westminster Annex, Inc., formerly Vietnamese Obagi Corporation, (the “Clinics”) that also purchase products from the Company. The Clinics are located in Southern California and cater to the local Chinese and Vietnamese communities. Other than the common ownership interest by Dr. Obagi, the Company is otherwise unrelated to these two corporations.

    In 2005, the Company began negotiations with an affiliate of Dr. Obagi to lease space for a marketing and training center (the “Center”). The space is located in a property owned by the affiliate of Dr. Obagi. In conjunction with these negotiations which were ongoing as of December 31, 2005, the Company began renovations on the space. On June 29, 2006, the Company entered into a lease agreement and a letter agreement with this affiliate, making an advance to this affiliate on future rent. As of December 31, 2009, amounts included in Prepaid expenses and other current assets and Other assets totaled $184 and $107, respectively. As of December 31, 2008, amounts included in Prepaid expenses and other current assets and Other assets totaled $184 and $291, respectively.

    2006 Services Agreement.     On June 29, 2006, the Company entered into an agreement with Obagi, Inc., Dr. Obagi, Samar Obagi, the Zein and Samar Obagi Family Trust and Skin Health Properties, Inc (“SHP, Inc.”). The agreement provides that Dr. Obagi (and his affiliates that entered into the agreement, including Obagi, Inc.) and/or SHP, Inc. (an entity controlled by Dr. Obagi and his affiliates) will promote and provide services to support the marketing of the Company's products, including oversight of the property the Company is leasing in Beverly Hills, California. Additionally, Dr. Obagi (and his affiliates that entered into the agreement) will be available to advise and assist the Company in the formulation and clinical testing of new products on a retainer basis, and he will also provide training and/or education seminars on a fee basis and participate in at least one clinical study per year. The Company has agreed to pay Obagi, Inc. an annual retainer of $570 for the advising and formulating services and the marketing and support services described above, as well as for Dr. Obagi's agreement to chair an annual Obagi Skin Health Alumni Symposium and up to two clinical advisory meetings per year. In addition, the Company agreed to pay Obagi, Inc. an annual fee of $200 for the first two years of the agreement for the development of Proderm products, a line of skincare products. At the end of the two years, the Company had an option to continue to sell Proderm products, in exchange for an annual royalty payment.  The Company did not exercise this option. During the years ended December 31, 2008 and 2007, the Company recorded $100 and $200, respectively, for the annual payment as research and development expense as the research of new products in the Proderm line was still in progress. In addition, the Company agreed to pay Obagi, Inc. royalty fees for developing other products identified in the agreement equal to 5% of the Company's net revenues from sales of those products. As there were no products commercialized under the agreement, the Company did not pay any royalties pursuant to the agreement during the years ended December 31, 2009, 2008 and 2007. The Company also agreed to pay additional fees and expenses for training and educational services under the agreement. In addition, the Company agreed to reimburse up to 50% of all invoiced commercially reasonable marketing design and development expenses associated with the opening of the property in Beverly Hills, not to exceed $100. As of December 31, 2009 and 2008, the Company recorded a payable to Dr. Obagi for $100 related to reimbursable expenses for the opening of the Center.

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

    2006 Lease Agreement and Letter Agreement.     In connection with the 2006 Services Agreement with Dr. Obagi described above, the Company entered into a lease agreement for the Beverly Hills property described above and a letter agreement with SHP, Inc. as landlord dated June 29, 2006. The lease has a term of five years beginning August 1, 2006 and can be extended or terminated earlier under the terms of the lease. The base rent under the lease is $87 per year, and will be raised at a rate of 3.5% per year thereafter. During each of the years ended December 31, 2009, 2008 and 2007, the Company recorded $184 in rent expense related to the lease agreement.

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

    On January 9, 2008, the Company entered into an Assignment Agreement with ZSO, LP, an affiliate of Dr. Obagi, whereby the Company assigned its rights under a construction contract with Legacy Construction (“Legacy”) associated with space the Company leases for its marketing and training center.

    On January 9, 2008, the Company entered into an Indemnification Agreement with Dr. Obagi, and his affiliates, Zein E. Obagi, M.D., Inc., Samar Obagi, the Zein and Samar Obagi Family Trust, Skin Health Properties, Inc., and ZSO, LP (the “Indemnification Agreement”). The Indemnification Agreement provided for the Company to place approximately $340 in escrow in exchange for an indemnification for any liability arising from the underlying Legacy construction contract. By the terms of the June 29, 2006 letter agreement (the “2006 Agreement”) by and among the Company, Dr. Obagi, Skin Health Properties and others (the “Obagi Parties”), the Obagi Parties are required to reimburse the Company for any amounts the Company spent on leasehold improvements in excess of $1,817.  The $340 is above the $1,817 cap on leasehold improvements that the Company was responsible for under the 2006 Agreement (see Note 10 ).

    On July 14, 2008, the Company entered into a binding settlement agreement and stipulation agreement by and between Legacy, certain of the Obagi Parties and Battaglia, Inc. In this agreement, the Company was formally released from any and all remaining obligations to Legacy. In accordance with the agreement, on July 25, 2008, the Company fulfilled its obligations under the Indemnification Agreement by paying the agreed upon $340.

    Pursuant to the 2006 Agreement, as restated in the Indemnification Agreement, the Company was released from any future claims related to, and entitled to reimbursement for, the leasehold improvements of the marketing and training center over and above $1,817.   The Company recorded $335 as a receivable due from Dr. Obagi as the amount was above the cap on leasehold improvements that the Company was responsible for.  As Dr. Obagi disputed the balance due to the Company, as of December 31, 2008, the Company reserved $168 of the balance.  As of December 31, 2009, the Company wrote-off the remaining $167 as ZO Skin Health, Inc., a company affiliated with Dr. Obagi, filed a complaint in the Superior Court of the State of California, County of Los Angeles, against the Company (see Note 10).  As of December 31, 2009, payments in the amount of approximately $421 over and above the $1,817 amount of leasehold improvements that the Company was responsible for have not been repaid by the Obagi Parties.  Despite the amounts due from Dr. Obagi relating to the excess amount of leasehold improvements paid by the Company, the Company has not recorded a receivable due from Dr. Obagi for these amounts as of December 31, 2009.  Amounts due from Dr. Obagi as of December 31, 2009 solely consist of trade accounts receivable and is considered collectible.

Cellogique Corporation

    Dr. Obagi was a 70% beneficial shareholder in Cellogique Corporation (“Cellogique”), the Company's largest international distributor.   On November 10, 2005, the Company entered into a Distribution Agreement with Cellogique. The agreement granted Cellogique the exclusive right to promote, market, sell, distribute and sub-distribute certain specified products to customers within the Middle East. The agreement includes discounts off of the distributors' base price based on volume purchases, and certain advertising and promotional activities. On September 26, 2009, the Company entered into an amendment of the agreement with Cellogique to, among other things; amend the pricing

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

schedule for sales of its products to Cellogique by providing for set prices rather than certain discounts off of distributors’ base prices, and to offer certain marketing incentives to Cellogique. The agreement, as amended, has a term of 12 years, ending December 31, 2017.

    Effective March 20, 2009, Dr. Obagi sold his entire interest in Cellogique.  As a result, after the quarter ended March 31, 2009, Cellogique is not considered a related party and no sales amounts are included in the tables below for the remaining nine months during the year ended December 31, 2009.

    Total sales made to Dr. Obagi, Cellogique, and the Clinics, and the related cost of sales for the years ended December 31, 2009, 2008, and 2007 are included in the Company's consolidated statements of operations and are as follows:

	Year Ended December 31,
	2009	2008	2007

Sales, net of discounts	$732	$2,947	$3,182
Costs of sales	110	604	600

    Receivables due from related parties as of at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008

Due from Dr. Obagi	$65	$249
Due from Cellogique	—	242
Due from Chinese Obagi Corporation	32	27
	$97	$518

Austin T. McNamara
    On May 29, 2007, the Company entered into a Settlement and Consent Agreement and Mutual Release (the “Settlement Agreement”) with the estate of Austin T. McNamara, the former Chairman of the Board, President and Chief Executive Officer of the Company, certain family trusts established by Mr. McNamara (the “Trusts”), Lucy B. McNamara, individually and as trustee of the Trusts and as executor of the estate of Austin T. McNamara, and Lighthouse Venture Group (the “McNamara Parties”).

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

    The settlement includes the release of claims by the McNamara Parties that the Company was obligated to purchase the 1,875,001 shares of the Company's common stock then owned by the Trusts and all claims related to Mr. McNamara's employment with the Company and the termination of his employment. In connection with the release, the Company wrote off a net receivable of approximately $143 for a claimed compensation overpayment to a McNamara Party as of December 31, 2007.

Stonington Capital Appreciation 1994 Fund, L.P.

    The Company, at times, reimburses board members affiliated with Stonington Partners. Inc., an affiliate of Stonington Fund, our majority stockholder, for expenses related to travel to and from board meetings.

    Amounts payable to Dr. Obagi for any annual payment or marketing fees, and to other stockholders and their affiliates for other expenses as of December 31, 2009 and 2008 are reflected in the accompanying Consolidated Balance Sheets as amounts due to related parties as follows:

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

	December 31,
	2009	2008

Dr. Obagi	$100	$156
Stonington	5	13
	$105	$169

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

    On August 6, 2008, the Company entered into a lease amendment with Kilroy for the lease of office space located in Long Beach, California. The new facility consists of 30,884 rentable square feet and the term of the lease is for ten years from the date of initial occupancy, with an option to extend the lease term for five years. The total lease payments over the initial term will approximate $10,805. The Company took possession of the facility on July 1, 2008, and the lease term commenced in October 2008 when the Company took occupancy and relocated its corporate headquarters to the new facility. Pursuant to the amendment, the Company was granted an improvement allowance of $1,028.  The Company recorded the improvement allowance as a deferred rent credit which is being amortized as a reduction to rent expense over the life of the lease.    As of December 31, 2009, amounts recorded as a deferred rent credit in accrued liabilities and other long-term liabilities in the consolidated balance sheet totaled $100 and $780, respectively.   As of December 31, 2008, amounts recorded as a deferred rent credit in accrued liabilities and other long-term liabilities in the consolidated balance sheet totaled $100 and $879, respectively.   Amounts recorded as deferred rent in other long-term liabilities in the consolidated balance sheet totaled $674 and $516 as of December 31, 2009 and 2008, respectively. The Company leases some of its facilities and equipment under operating leases. Some of the leases require payment of property taxes and include rent escalation clauses. Future minimum operating lease commitments under non-cancelable leases are as follows as of December 31, 2009:

Operating
Leases

Year ending December 31,
2010	$1,802
2011	1,625
2012	1,483
2013	1,372
2014	1,123
Therafter	4,622
Total minimum payments required	$12,027

    Rent expense for the years ended December 31, 2009, 2008, and 2007 was approximately $2,282, $2,381, and $1,602, respectively.

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

    The Company provides for indemnification of directors, officers and other persons in accordance with limited liability agreements, certificates of incorporation, bylaws, articles of association or similar organizational documents, as the case may be. The Company maintains directors' and officers' insurance, which should enable the Company to recover a portion of any future amounts paid.

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

Employment Agreements

    On March 3, 2008, the Company and Steven R. Carlson, the Company's Chief Executive Officer, amended Mr. Carlson's employment agreement (the “Employment Agreement”) effective as of March 1, 2008. The Employment Agreement (i) increased Mr. Carlson's base salary to $500 per year or such greater amount as the compensation committee may from time to time determine; (ii) increased Mr. Carlson's annual bonus to up to 75% of his base salary based upon achievement of certain Company and individual targets; (iii) provided for the grant of non-qualified options to purchase a total of an additional 225,000 shares of the Company's common stock, vesting over five years, at an exercise price equal to 125% of the fair market value of the Company's common stock on the date of the grant (the date of grant being that date in 2008 on which the Company's senior executives receive option grants, the “Option Grant”); and (iv) extended the term of Mr. Carlson's employment agreement until the occurrence of an Event of Termination (as defined in the Employment Agreement). On May 1, 2008, upon the grant of stock options to officers of the Company, Mr. Carlson received the Option Grant at an exercise price of $10.91.   Effective December 31, 2008, the Employment Agreement was amended to ensure compliance with Section 409A of the Internal Revenue Code of 1986, as amended. The revision provides that any severance that would otherwise be payable to Mr. Carlson within the first six months following a termination event giving rise to a severance payment will accrue but not be paid to Mr. Carlson until the first day of the seventh month following termination. Such amounts will continue to be paid in a lump sum. Effective March 11, 2010, the Employment Agreement was amended to provide that in the event the Company is sold in an all cash transaction, all of Mr. Carlson's outstanding options and restricted stock units granted or awarded after January 1, 2009 will accelerate immediately prior to the closing of such transaction.
    On March 24, 2008, the Company entered into a letter agreement with Stephen A. Garcia, the Company's then Chief Financial Officer, regarding the transition arrangements related to his resignation (the “Transition Agreement”), pursuant to which Mr. Garcia's employment relationship with the Company ended on July 15, 2008. During this period, Mr. Garcia continued to receive his then current salary and benefits. Because Mr. Garcia satisfied all of the conditions of the Transition Agreement, the Company paid Mr. Garcia a transition success payment equal to one year of pay at his then current annual rate of compensation of $253. This payment was payable over a period of one year (which ended on July 15, 2009) in equal installments on the Company's normal payroll schedule, less all normal payroll deductions.  In addition, Mr. Garcia's stock options that would have vested between July 15, 2008 and December 31, 2009, vested in full and were immediately exercisable as of July 15, 2008 for a period of 90 days, 12,500 of which were exercised on September 29, 2008 at an exercise price of $8.40 per share. Pursuant to the Transition Agreement, Mr. Garcia released and discharged any claims that he may have had as of July 15, 2008 against the Company and its current and former owners, stockholders, employees, agents, attorneys, representatives, related companies, assignees as well as other related parties. The Transition Agreement also requires Mr. Garcia to maintain the confidentiality of all of the Company's confidential and proprietary information.  Pursuant to the Transition Agreement, the Company accrued $142 as of December 31, 2008 for the transition success payment. In addition, the Company recognized $19 in non cash compensation expense for the year ended December 31, 2008, related to the accelerated vesting of his outstanding stock options.

    On June 18, 2008, the Company and Preston Romm, the Company's new Chief Financial Officer, Executive Vice President, Finance, Operations and Administration and Treasurer, entered into an employment agreement. Under the agreement, Mr. Romm is entitled to a base salary of $320 per year; subject to annual cost of living increases or such greater increase as may be approved by the Company's Board of Directors, and an annual bonus of up to 60% of his base salary based upon achievement of certain Company and individual targets. For fiscal year 2008, Mr. Romm received a guaranteed bonus of $50. In addition, on July 1, 2008, Mr. Romm received an option to purchase 150,000 shares of the Company's common stock at an exercise price of $10.00 per share which was equal to 125% of the fair market value of the Company's common stock on the date of the grant.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Litigation

    On January 7, 2010, ZO Skin Health, Inc., a California corporation, filed a complaint in the Superior Court of the State of California, County of Los Angeles:  ZO Skin Health, Inc. vs. OMP, Inc. and Obagi Medical Products, Inc. and Does 1-25; Case No. BC429414.  The complaint alleges claims against the Company for: (i) unfair competition; (ii) intentional interference with prospective economic advantage; (iii) negligent interference with prospective economic advantage; (iv) intentional interference with contract; and (v) promissory estoppel.  More specifically, the Plaintiff alleges that: the Company engaged in business practices, including the assertion of void and unlawful non-compete clauses in contracts with Zein Obagi, that violate California’s Unfair Competition Law and the California Business and Professional Code, Section 17200, et seq.; the Company intentionally and negligently interfered with plaintiff’s prospective economic advantage in relationship with Rohto and certain product distributors; the Company interfered with existing contracts between plaintiff and Rohto; and the Company allegedly did not provide certain promised assistance in connection with the alleged agreement between plaintiff and Rohto.  The plaintiff seeks injunctive relief, compensatory damages “measuring in the tens of millions of dollars” and other damages in an unspecified amount, punitive damages and costs of suit including attorneys’ fees.  The Company is defending this action vigorously.

    In addition, on or about January 7, 2010, Zein Obagi and his spouse, Samar Obagi, and the Zein and Samar Obagi Family Trust and certain other entities allegedly affiliated with Zein Obagi sent the Company an arbitration demand before JAMS in Los Angeles, California in which the claimants claim breaches of the 2006 Services Agreement and 2006 Separation and Release Agreement (see Note 9) between the Company and the claimants and various breaches of common law, California law, and federal law, including failure to pay certain retainer, marketing and reimbursement funds, failure to pay royalties allegedly due, failure to consult before developing and marketing new products, failure to pursue certain business strategies, threatening to invoke unenforceable and inapposite non-competition clauses in the Company’s contracts with Zein Obagi, threatening and interfering with the claimants’ business opportunities, threatening to enforce nonexistent trademark and service mark rights, and wrongfully depriving the claimants of both their rights to pursue business opportunities and also their trademark rights.  Claimants seek actual and consequential damages of “millions of dollars” and other damages in an unspecified amount, restitution of monies wrongfully obtained in an unspecified amount, prejudgment interest, attorneys fees and costs, declaratory judgment and assignment of certain trademarks from the Company to Dr. Obagi.  The Company is defending the arbitration vigorously.

    The complaint and arbitration demand involve complex allegations, all of which are in dispute.  Discovery has not yet commenced.  Based on the very preliminary stage of these proceedings, the Company believes it has good faith defenses to the allegations raised.  As a result, it is not possible to accurately predict the ultimate resolution of these matters.  Moreover, given the preliminary nature of the proceedings, any loss associated with these matters is not reasonably estimable at the present time.  If the ultimate outcome is unfavorable, these matters may have a material adverse effect on the Company's consolidated financial condition, results of operations and cash flows.

    From time to time, the Company is involved in other litigation and legal matters in the normal course of business.  Management does not believe that the outcome of any of these other matters at this time will have a material adverse effect on the Company's business, consolidated financial position, results of operations or cash flows.
Note 11: Stock Options

    In November 2000, the Company adopted the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”). The terms of the 2000 Plan provided for the grant of options to purchase common stock to employees, consultants, and directors. The 2000 Plan included incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”). The maximum number of shares of common stock that were allowed to be issued over the term of the 2000 Plan was not to exceed 375,000 shares of the Company's common stock. In addition, the maximum number of shares of common stock issued to any person under the 2000 Plan in any calendar year was not to exceed 150,000 shares. In September 2001, the Board of Directors amended the 2000 Plan to increase the maximum number of shares of common stock that may be issued over the term of the 2000 Plan to 2,083,334 shares. The vesting period of options granted under this plan ranged from one to five years. Options expired within a period of not more than ten years from the grant date. In November 2005, the Board of Directors amended the 2000 Plan to discontinue further option grants under the plan. At December 31, 2009 and 2008, due to the aforementioned discontinuance of further option grants under the 2000 Plan, 151,795 shares are no longer available for the granting of additional options.

    In November 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan provides for the grant of ISOs and NSOs to employees, consultants and directors. On November 27, 2006, the Company's Board of Directors amended the Company's 2005 Plan. The amendments to the 2005 Plan included: (i) increasing the number of authorized shares to 1,500,000; (ii) establishing an evergreen clause that replenishes the 2005 Plan each year with a share amount equal to the lesser of 500,000

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

shares, 3% of outstanding shares as of the preceding December 31, or such number of shares as is determined by the Board of Directors; (iii) and other administrative provisions. The amended 2005 Plan was approved by the stockholders of the Company on November 28, 2006. On January 9, 2007, February 27, 2008, and April 15, 2009, the Board of Directors replenished the 2005 Plan with 500,000 shares on each date, available for granting of additional options.

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

    A total of 4,731,792 shares have been authorized for issuance under the 2000 Plan and the 2005 Plan (the “Plans”). Of the shares that have been authorized for issuance, 1,433,306 and 1,433,156 shares have been issued for options which have been exercised as of December 31, 2009 and 2008, respectively, and 1,769,396 and 1,592,474 shares have been reserved for options that are outstanding as of December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, there were 1,511,783 and 1,210,560 shares available for granting of additional options, respectively.

    During the year ended December 31, 2007, the Company's Board of Directors granted to employees of the Company, including officers, 123,000 options with exercise prices ranging from $11.85 to $20.34 per share, which was equal to or greater than the fair value of the underlying common stock on the date of each grant.   During the year ended December 31, 2008, the Company's Board of Directors granted 651,200 options to employees of the Company, including officers, with exercise prices ranging from $5.94 to $16.25 per share, which was equal to or greater than the fair value of the underlying common stock on the date of each grant. During the year ended December 31, 2009, the Company's Board of Directors granted 367,700 options to employees of the Company, including officers, with exercise prices ranging from $4.69 to $11.38 per share, which was equal to or greater than the fair value of the underlying common stock on the date of each grant.

    The fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007
Expected stock price volatility	37.4%	33.2%	32.9%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.0%	3.1%	4.2%
Expected life of options	5.1 years	5.1 years	6.0 years

    Expected stock price volatility is based on a combined average expected stock price volatility of publicly traded peer companies deemed to be similar entities whose share or option prices are publicly available. For fiscal years 2009, 2008, and 2007 the Company based its expected stock price volatility on the combined average stock price volatility of five publicly traded peer companies.  Until such time that the Company has enough historical data, it will continue to rely on peer companies' volatility and will ensure that the selected peer companies are still appropriate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has paid dividends only once in the past and does not currently plan to pay dividends in the near future. The Company has elected the simplified method for determining the expected life of options granted subsequent to the date of the shareholder transaction.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

    A summary of the option activity under the Plans is as follows:

	2009		2008		2007
		Weighted Average		Weighted Average		Weighted Average
		Exercise Price		Exercise Price		Exercise Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Outstanding, beginning of year	1,592,474	$11.22	1,215,633	$11.21	1,285,116	$10.31
Granted	367,700	5.94	651,200	11.83	123,000	18.22
Exercised	(150)	1.29	(18,890)	9.22	(31,734)	3.21
Cancelled	(190,628)	11.54	(255,469)	12.90	(160,749)	10.91
Outstanding, end of year	1,769,396	$10.09	1,592,474	$11.22	1,215,633	$11.21
Exercisable, end of year	966,344	$10.77	744,064	$10.42	559,050	$10.13
Weighted average per share fair value
of options granted during the year		$1.68		$3.24		$7.29

    The aggregate intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $1, $55, and $438, respectively.  Upon exercise of stock options, the Company issues new shares.

    A summary of options outstanding and exercisable as of December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise	Number of Shares Outstanding	Weighted Average Per	Weighted Average Remaining	Number of Shares Exercisable	Weighted Average
Price Per Share	at December 31, 2009	Share Exercise Price	Life (Years)	at December 31, 2009	Exercise Price

$1.20 to $8.40	614,868	$6.98	7.43	270,836	$8.34
$9.31 to $10.91	536,026	$10.51	8.06	174,979	$10.47
$11.00 to $14.40	453,335	$11.32	6.88	448,835	$11.32
$16.25 to $20.40	165,167	$16.92	8.03	71,694	$17.28
	1,769,396	$10.09	7.54	966,344	$10.77

    The aggregate intrinsic value of options outstanding for the year ended December 31, 2009 was $4,296. This amount changes based on the estimated fair market value of the Company's stock. Aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company's estimated stock price on December 31, 2009 and the exercise price, multiplied by the number of the in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2009.  As of December 31, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,480, which is expected to be recognized over a weighted average period of approximately 1.80 years.

    During the years ended December 31, 2009, 2008 and 2007, the Company issued a total of 24,330, 18,999 and 16,926 shares of restricted common stock, respectively, under the 2005 Plan to outside directors. The resulting compensation expense from the restricted stock grants is recognized on a straight-line basis over the requisite service period, which equals the restricted stock vesting term of one year. The fair market value of the restricted stock granted during the year ended December 31, 2009 was $7.40 per share, which was based upon the fair value of the Company’s common stock on the date of grant. The fair market value of the restricted stock granted during the year ended December 31, 2008 was $8.68 per share, which was based upon the fair value of the Company’s common stock on the date of grant.  The fair market value of the restricted stock granted during the years ended December 31, 2007 ranged from $13.11 to $17.36 per share, which was based upon the fair value of the Company's common stock on the date of each grant.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

    The total fair value of restricted stock that vested during the years ended December 31, 2009, 2008 and 2007 was $165, $274, and $30, respectively.

    During the year ended December 31, 2008, the Company's Board of Directors, through its compensation committee, granted 45,000 restricted stock units under the 2005 Plan to officers of the Company. The fair market value of the restricted stock units granted was $16.25 per share, which was based upon the fair value of the Company's common stock on the date of grant. The resulting compensation expense from the restricted stock unit grants is recognized on a straight-line basis over the requisite service period, which equals the restricted stock unit vesting term of fifteen months. On May 31, 2009, 32,500 restricted stock units, with a total fair value of $528, vested.

Note 12: Segments

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

             As noted earlier, during the year ended December 31, 2008, the Company launched SoluCLENZ, which was the only product that the Company dispensed through the pharmacy channel. On April 13, 2009, the Company announced it would no longer sell SoluCLENZ through the pharmacy channel (see Note 2).  As a result, the Company now operates its business on the basis of two reportable segments (i) physician-dispensed and (ii) licensing. The physician-dispensed segment produces a broad range of topical skin health systems and products that enable physicians to sell products to their patients to treat a range of skin conditions, including premature aging, photodamage, hyperpigmentation, acne, sun damage, rosacea and soft tissue deficits, such as fine lines and wrinkles.  The licensing segment includes revenues generated from licensing arrangements with international distributors that specialize in the distribution and marketing of OTC medical oriented products in the drug store, retail and aesthetic spa channels.  Sales and gross profit previously reported in the pharmacy Rx operating segment are now classified as physician-dispensed as part of the Therapeutic product category.  Prior periods have been reclassified to conform to the current presentation.

     Management evaluates its segments on a revenue and gross profit basis, which is presented below. The United States information is presented separately as the Company's headquarters reside in the United States. United States sales represented 82% and 84% of total consolidated net sales for the year ended December 31, 2009 and 2008, respectively.  No other country or single customer generates over 10% of total Company consolidated net sales.

    All of the Company's long-lived assets are located in the United States. The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007

Net sales by segment
Physician Dispensed	$99,466	$99,776	$97,992
Licensing	4,630	4,817	4,656
Net sales	$104,096	$104,593	$102,648

Gross profit by segment
Physician Dispensed	$77,575	$79,979	$80,089
Licensing	4,482	4,683	4,510
Gross profit	$82,057	$84,662	$84,599

Geographic information
United States	$85,432	$87,516	$87,040
International	18,664	17,077	15,608
Net sales	$104,096	$104,593	$102,648

	Year Ended December 31,
	2009	2008	2007

Net sales by product line
Physician Dispensed
Nu-Derm	$56,057	$58,378	$62,184
Vitamin C	12,428	12,380	11,438
Elasticity	9,491	11,643	8,356
Therapeutic	8,668	6,260	5,753
Other	12,822	11,115	10,261
Total	99,466	99,776	97,992
Licensing	4,630	4,817	4,656
Total net sales	$104,096	$104,593	$102,648

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

    The Company contributed approximately $586, $548, and $213 for the years ended December 31, 2009, 2008, and 2007, respectively. Administrative expenses paid on behalf of the plan were nominal for each of the respective years.

Note 14: Quarterly Financial Data (Unaudited)

    Quarterly financial data for the years ended December 31, 2009 and 2008 are as follows:

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Net sales	$22,620	$25,874	$24,899	$30,703
Gross profit	$17,562	$20,630	$19,649	$24,216
Net income	$645	$2,838	$3,045	$4,805
Net income attributable to common shares
Basic	$0.03	$0.13	$0.14	$0.22
Diluted	$0.03	$0.13	$0.14	$0.22

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Net sales	$25,374	$27,772	$26,012	$25,435
Gross profit	$20,653	$22,719	$20,898	$20,392
Net income	$2,993	$4,504	$2,907	$2,184
Net income attributable to common shares
Basic	$0.13	$0.20	$0.13	$0.10
Diluted	$0.13	$0.20	$0.13	$0.10

    Due to the deteriorating economic conditions during the three months ended December 31, 2008, the Company increased its allowance for doubtful accounts and sales returns by $300.

    During the three months ended June 30, 2009, the Company recorded an out of period adjustment to correct an error in its vacation accrual for the three months ended March 31, 2009 that decreased income before income taxes by approximately $62 and net income by approximately $38.  There was no impact of the adjustment on earnings per share. Since the error was not material to the three months ended March 31, 2009, the Company recorded the correction of the error during the three months ended June 30, 2009.  The correction of the error is not material to the financial statements as of and for the year ended December 31, 2009.

Note 15: Subsequent Events

    The Company accounts for subsequent events by applying general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company does not believe there are any material subsequent events that require disclosure.