Form 10-Q
period 2010-03-31
Obagi Medical Products, Inc.
filed 2010-05-07
CIK 1375247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

There were 21,952,024 shares of the registrant's common stock issued and outstanding as of April 30, 2010.

OBAGI MEDICAL PRODUCTS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I

ITEM 1:   FINANCIAL STATEMENTS

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009

Assets
Current assets
Cash and cash equivalents	$34,090	$30,215
Short-term investments	5,743	5,743
Accounts receivable, net	22,895	24,240
Accounts receivable from related parties, net	81	97
Inventories, net	6,681	6,228
Prepaid expenses and other current assets	4,687	4,533
Total current assets	74,177	71,056
Property and equipment, net	4,439	4,689
Goodwill	4,629	4,629
Intangible assets, net	4,918	4,936
Other assets	2,112	2,180
Total assets	$90,275	$87,490
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,209	$7,864
Current portion of long-term debt	12	18
Accrued liabilities	5,322	6,065
Total current liabilities	14,543	13,947
Other long-term liabilities	1,543	1,555
Total liabilities	16,086	15,502
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized,
22,749,218 and 22,748,218 shares issued and 21,913,857
and 21,912,857 shares outstanding at March 31, 2010
and December 31, 2009, respectively	23	23
Additional paid-in capital	59,789	59,505
Accumulated earnings	19,809	17,890
Treasury stock, at cost; 811,031 shares at March 31, 2010
and December 31, 2009, respectively	(5,348)	(5,348)
Accumulated other comprehensive loss	(84)	(82)
Total stockholders' equity	74,189	71,988
Total liabilities and stockholders' equity	$90,275	$87,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Income
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2010	2009

Net sales	$25,706	$22,620
Cost of sales	5,336	5,058
Gross profit	20,370	17,562
Selling, general and administrative expenses	16,171	15,470
Research and development expenses	1,008	1,091
Income from operations	3,191	1,001
Interest income	20	60
Interest expense	(3)	(18)
Income before provision for income taxes	3,208	1,043
Provision for income taxes	1,289	398
Net income	$1,919	$645

Net income attributable to common shares
Basic	$0.09	$0.03
Diluted	$0.09	$0.03

Weighted average common shares outstanding
Basic	21,912,868	22,044,872
Diluted	22,122,069	22,046,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income
(Dollars in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total

Balances, as of December 31, 2009	22,723,888	$23	$59,505	$17,890	(811,031)	$(5,348)	$(82)	$71,988
Comprehensive income:
Translation adjustment, net of tax effect ($11 benefit)	—	—	—	—	—	—	(2)	(2)
Net income for the three months ended March 31, 2010	—	—	—	1,919	—	—	—	1,919
Total comprehensive income								1,917
Proceeds from exercise of stock options	1,000	—	11	—	—	—	—	11
Stock compensation expense	—	—	273	—	—	—	—	273
Balances, as of March 31, 2010	22,724,888	$23	$59,789	$19,809	(811,031)	$(5,348)	$(84)	$74,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$1,919	$645
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	512	636
Loss on disposal of property and equipment	—	55
Provision for (recovery of) doubtful accounts	(5)	121
Write-off of prepaids and deposits related to SoluCLENZ	—	441
Stock compensation expense	273	444
Changes in operating assets and liabilities
Accounts receivable	1,366	(107)
Income taxes receivable	—	(38)
Inventories	(453)	207
Prepaid expenses and other current assets	(154)	198
Other assets	66	237
Accounts payable	1,345	1,567
Accrued liabilities	(795)	(308)
Other long-term liabilities	40	76
Net cash provided by operating activities	4,114	4,174
Cash flows from investing activities
Purchases of property and equipment	(77)	(647)
Purchase of other intangible assets	(165)	(255)
Purchase of short-term investments	—	(2,000)
Net cash used in investing activities	(242)	(2,902)
Cash flows from financing activities
Principal payments on capital lease obligations	(6)	(7)
Proceeds from exercise of stock options	11	—
Net cash provided (used in) by financing activities	5	(7)
Effect of exchange rate changes on cash and cash equivalents	(2)	18
Net increase in cash and cash equivalents	3,875	1,283
Cash and cash equivalents at beginning of period	30,215	13,938
Cash and cash equivalents at end of period	$34,090	$15,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

Note 1: Description of Business and Basis of Presentation

Obagi Medical Products, Inc. (the "Company") is a specialty pharmaceutical company that develops, markets and sells proprietary topical aesthetic and therapeutic prescription-strength skin care systems in the physician-dispensed market. The Company is incorporated under the laws of the state of Delaware. The Company markets the vast majority of its products through its own sales force throughout the United States, and through 21 distribution partners in 47 other countries in regions including North America, Europe, the Far East, the Middle East, Central America, and South America. The Company also licenses certain non-prescription product concepts under the Obagi trademark to a large Japanese based pharmaceutical company for sale through consumer distribution channels in Japan.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to fairly state the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual periods and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2009. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or any other period(s).

Note 2: Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”), an amendment to ASC 820, Fair Value Measurements and Disclosures.  This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.   ASU No. 2010-06 is effective for interim and annual reporting beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU No. 2010-06 with respect to the interim period ended March 31, 2010 did not have a material effect on the Company’s consolidated financial statements.

In February 2010, the FASB issued guidance related to events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance amends existing standards to address potential conflicts with SEC guidance and refines the scope of the reissuance disclosure requirements to include revised financial statements only. Under this guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Note 3: Composition of Certain Financial Statement Captions

Property and Equipment
	March 31,	December 31,
	2010	2009

Furniture and fixtures	$732	$733
Computer software and equipment	4,381	4,357
Lab and office equipment	456	456
Leasehold improvements	4,201	4,201
Capital lease (office equipment)	115	115
Construction in progress	252	199
	10,137	10,061
Less accumulated depreciation and amortization	(5,698)	(5,372)
	$4,439	$4,689

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

	March 31,	December 31,
	2010	2009

Raw materials	$1,133	$1,204
Finished goods	6,030	5,622
	7,163	6,826
Less reserve for inventories	(482)	(598)
	$6,681	$6,228

Accrued Liabilities
	March 31,	December 31,
	2010	2009

Salaries and related benefits	$2,481	$3,280
Amounts due to related parties (Note 6)	157	105
Other	2,684	2,680
	$5,322	$6,065

 As of March 31, 2010, Other long-term liabilities of $755, $687, and $101 represented the long-term portion of the tenant improvement credit, deferred rent and the uncertain tax liability, in accordance with ASC 740, Income Taxes, respectively. As of December 31, 2009, Other long-term liabilities of $780, $674, and $101 represented the long-term portion of the tenant improvement credit, deferred rent and the uncertain tax liability, respectively.

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

At March 31, 2010 and December 31, 2009, the carrying amounts and accumulated amortization of intangible assets were as follows:

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

	March 31, 2010			December 31, 2009
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value

Trademarks	$7,478	$(4,491)	$2,987	$7,458	$(4,398)	$3,060
Distribution rights	1,082	(1,057)	25	1,082	(1,049)	33
Covenant not-to-compete	931	(931)	—	931	(931)	—
Licenses	2,175	(1,520)	655	2,075	(1,520)	555
Other intangible assets	3,830	(2,579)	1,251	3,785	(2,497)	1,288
	$15,496	$(10,578)	$4,918	$15,331	$(10,395)	$4,936

 Amortization expense related to all intangible assets, including certain amounts reflected in cost of sales, for the three months ended March 31, 2010 and 2009 was $183 and $209, respectively.

Note 5: Income taxes

The Company had unrecognized tax benefits, all of which affect the effective tax rate if recognized, of $159 as of March 31, 2010 and December 31, 2009. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2010 and December 31, 2009, accrued interest related to uncertain tax positions was $12 for each of the periods.

The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Note 6: Related-Party Transactions

One of our largest stockholders, Dr. Zein Obagi, was a 70% beneficial shareholder in Cellogique Corporation ("Cellogique"), the Company's largest international distributor.  Effective March 20, 2009, Dr. Obagi sold his entire interest in Cellogique. As a result, after the quarter ended March 31, 2009, Cellogique is not considered a related party and no sales amounts are included in the tables below for the three months ended March 31, 2010. In addition to his primary medical practice in Beverly Hills, California, Dr. Obagi is also a 75% owner of Obagi Dermatology – San Gabriel Annex, Inc. (“SGA”), which also purchases products from the Company. SGA is located in Southern California and caters to the local Chinese communities. Other than the ownership interest by Dr. Obagi, the Company is otherwise unrelated to SGA.

Total sales made to Dr. Obagi, Cellogique (through March 20, 2009) and SGA, and the related cost of sales for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
Net sales	$93	$304
Costs of sales	13	59

    Combined amounts due from Dr. Obagi and SGA for product purchases at March 31, 2010 and December 31, 2009 are reflected in accounts receivable from related parties, net in the accompanying Condensed Consolidated Balance Sheets as follows:

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009
Due from Dr. Obagi	$55	$65
Due from SGA	26	32
	$81	$97

Amounts payable to Dr. Obagi, who owned approximately 7.5% of the Company's outstanding stock as of March 31, 2010, for contractual payment or other services were $151 and $100 as of March 31, 2010 and December 31, 2009, respectively.

               Amounts payable to Stonington Partners, Inc., the Company's largest stockholder owning approximately 21.5% of the Company's outstanding stock as of March 31, 2010, for expense reimbursement were $6 and $5 as of March 31, 2010 and December 31, 2009, respectively.

Note 7: Commitments and Contingencies

Debt Compliance

As of March 31, 2010 and December 31, 2009, the Company did not have an outstanding balance on its credit facility entered into in November 2008.  However, as of January 31, 2009, the Company was not in technical compliance with its non-financial covenant requiring it to submit a listing of intellectual property to the lender each month.  On February 18, 2009, a waiver was obtained by the Company for January 31, 2009. As of December 31, 2009, the Company was in compliance with all other financial and non-financial covenants.  As of March 31, 2010, the Company was in compliance with all financial and non-financial covenants.

Litigation

On January 7, 2010, ZO Skin Health, Inc., a California corporation, filed a complaint in the Superior Court of the State of California, County of Los Angeles:   ZO Skin Health, Inc. vs. OMP, Inc. and Obagi Medical Products, Inc. and Does 1-25 ; Case No. BC429414.  The complaint alleges claims against the Company for: (i) unfair competition; (ii) intentional interference with prospective economic advantage; (iii) negligent interference with prospective economic advantage; (iv) intentional interference with contract; and (v) promissory estoppel.  More specifically, the Plaintiff alleges that: the Company engaged in business practices, including the assertion of void and unlawful non-compete clauses in contracts with Zein Obagi, that violate California’s Unfair Competition Law and the California Business and Professional Code, Section 17200, et seq.; the Company intentionally and negligently interfered with plaintiff’s prospective economic advantage in relationship with Rohto Pharmaceutical Co., Ltd. (“Rohto”) and certain product distributors; the Company interfered with existing contracts between plaintiff and Rohto; and the Company allegedly did not provide certain promised assistance in connection with the alleged agreement between plaintiff and Rohto.  The plaintiff seeks injunctive relief, compensatory damages “measuring in the tens of millions of dollars” and other damages in an unspecified amount, punitive damages and costs of suit including attorneys’ fees.  The Company is defending against this action vigorously.

In addition, on or about January 7, 2010, Zein Obagi and his spouse, Samar Obagi, and the Zein and Samar Obagi Family Trust and certain other entities allegedly affiliated with Zein Obagi sent the Company an arbitration demand before JAMS (formerly Judicial Arbitration and Mediation Services) in Los Angeles, California in which the claimants claim breaches of the 2006 Services Agreement and 2006 Separation and Release Agreement between the Company and the claimants and various breaches of common law, California law, and federal law, including failure to pay certain retainer, marketing and reimbursement funds, failure to pay royalties allegedly due, failure to consult before developing and marketing new products, failure to pursue certain business strategies, threatening to invoke unenforceable and inapposite non-competition clauses in the Company’s contracts with Zein Obagi, threatening and interfering with the claimants’ business opportunities, threatening to enforce nonexistent trademark and service mark rights, and wrongfully depriving the claimants of both their rights to pursue business opportunities and also their trademark rights.  Claimants seek actual and consequential damages of tens of “millions of dollars” and other damages in an unspecified amount, restitution of monies wrongfully obtained in an unspecified amount, prejudgment interest, attorneys fees and costs, declaratory judgment and assignment of certain trademarks from the Company to Dr. Obagi.  The Company is defending against these claims vigorously.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

The Company has filed an answer to the Demand for Arbitration and filed counterclaims.

The complaint and arbitration demand involve complex allegations, all of which are in dispute.   Based on the current stage of these proceedings, the Company believes it has good faith defenses to the allegations raised.  As a result, it is not possible to accurately predict the ultimate resolution of these matters.  Moreover, given the current stage of the proceedings, losses, if any, associated with these matters are not reasonably estimable at the present time.  If the ultimate outcome is unfavorable, these matters may have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. Regardless of the outcome, the costs of litigation will be substantial.

From time to time, the Company is involved in other litigation and legal matters in the normal course of business.  Management does not believe that the outcome of any of these other matters at this time will have a material adverse effect on the Company's business, consolidated financial position, results of operations or cash flows.

Employment Agreements

On March 11, 2010, the Compensation Committee of the Company’s Board of Directors approved an amendment to the employment agreement of Steven R. Carlson, the Company’s President and Chief Executive Officer, to make his agreement consistent with the amended and restated agreements of all other executive officers entered into in June 2009. The amendment provides that, in the event of a change in control in which the consideration that is paid is solely cash, all options and other equity awards issued to Mr. Carlson after January 1, 2009 will vest in full, and all options will become exercisable immediately prior to such change in control.  In the event of a change in control where the consideration is stock or a combination of stock and cash, Mr. Carlson's options and other equity instruments granted after January 1, 2009 will continue to vest and become exercisable in accordance with the provisions of the existing agreements governing those awards.  The amendment did not in any way effect the acceleration provisions of any options granted to Mr. Carlson prior to January 1, 2009, which continue to be governed by their provisions.

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

Under the treasury stock method, the assumed proceeds calculation includes: (i) the actual proceeds to be received from the employee upon exercise, (ii) the average unrecognized compensation cost during the period, and (iii) any tax benefits that will be credited upon exercise to additional paid-in capital. The Company determines whether its windfall pool of available excess tax benefits is sufficient to absorb the shortfall. As of March 31, 2010, the Company did not have a shortfall. If it had, the effect of the hypothetical deferred tax asset write-off would reduce the assumed proceeds in the treasury stock calculation. If there is no pool of available excess tax benefits, or if the amount of the pool is insufficient to absorb the entire hypothetical deficient tax deduction, the amount of the deficiency that is charged to income tax expense is not considered to be a reduction of the assumed proceeds. Currently, the Company has determined that it has a sufficient windfall pool available.

Basic and diluted earnings per common share were calculated using the following weighted average shares outstanding for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Weighted average shares outstanding - basic	21,912,868	22,044,872
Effect of dilutive stock options	209,201	1,304
Weighted average shares outstanding - diluted	22,122,069	22,046,176

Diluted earnings per share do not include the impact of common stock options, unvested restricted stock units and unvested restricted stock totaling 885,169 and 1,867,904 shares for the three months ended March 31, 2010 and 2009, respectively, as the effect of their inclusion would be anti-dilutive.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Note 9: Stock Options

During the three months ended March 31, 2010, the Company's Board of Directors, through its Compensation Committee, granted 258,500 options, under the 2005 Stock Incentive Plan (the “2005 Plan”), to employees of the Company, including officers, with an exercise price of $11.49 per share, which was equal to or greater than the fair value of the underlying common stock on the date of grant.  As of March 31, 2010, total unrecognized stock-based compensation expense related to unvested stock options was approximately $2,467, which is expected to be recognized over a weighted average period of approximately 2.42 years.

Note 10: Segments

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

During the year ended December 31, 2008, the Company launched SoluCLENZ, which was the only product that the Company dispensed through the pharmacy channel. On April 13, 2009, the Company announced it would no longer sell SoluCLENZ through the pharmacy channel.  As a result, the Company now operates its business on the basis of two reportable segments: (i) physician-dispensed and (ii) licensing.  The physician-dispensed segment produces a broad range of topical skin health systems and products that enable physicians to sell products to their patients to treat a range of skin conditions, including premature aging, photodamage, hyperpigmentation, acne, sun damage, rosacea and soft tissue deficits, such as fine lines and wrinkles. The licensing segment includes revenues generated from licensing arrangements with international distributors that specialize in the distribution and marketing of over-the-counter (“OTC”) medical oriented products in the drug store, retail and aesthetic spa channels.  Sales and gross profit previously reported in the pharmacy Rx operating segment are now classified as physician-dispensed as part of the Therapeutic product category.  Prior periods have been reclassified to conform to the current presentation.

                Management evaluates its segments on a revenue and gross profit basis, which is presented below. The United States information is presented separately as the Company's headquarters reside in the United States. United States sales represented 85% of total consolidated net sales for each of the three months ended March 31, 2010 and 2009, respectively. No other country or single customer accounts for over 10% of total Company consolidated net sales.

                All of the Company's long-lived assets are located in the United States. The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2010	2009
Net sales by segment
Physician-dispensed	$24,717	$21,861
Licensing	989	759
Net sales	$25,706	$22,620

Gross profit by segment
Physician-dispensed	$19,414	$16,833
Licensing	956	729
Gross profit	$20,370	$17,562

Geographic information
United States	$21,742	$19,228
International	3,964	3,392
Net sales	$25,706	$22,620

	Three Months Ended March 31,
	2010	2009
Net sales by product line
Physician-dispensed
Nu-Derm	$12,858	$11,907
Vitamin C	4,012	2,642
Elasticity	2,772	2,097
Therapeutic	1,615	2,704
Other	3,460	2,511
Total	24,717	21,861
Licensing	989	759
Total net sales	$25,706	$22,620

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

In addition to historical information, this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or future financial performance, and include statements regarding our business strategy, timing of, and plans for, the introduction of new products and enhancements, future sales, market growth and direction, the effects of future regulations, litigation, competition, market share, revenue growth, operating margins and profitability. All forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results, expressed or implied, by these forward looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. These statements are only predictions and are based upon information available to us as of the date of this report. We undertake no on-going obligation to update these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the "Risk Factors" section of our 2009 Annual Report on Form 10-K and Item IA of Part II of this report on Form 10-Q. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

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

Current products.     Our primary product line is the Obagi Nu-Derm® System, which we believe is the leading clinically proven, prescription-based, topical skin health system on the market that has been shown to enhance the skin's overall health by correcting photodamage at the cellular level, resulting in a reduction of the visible signs of aging.

The primary active ingredients in this system are 4% hydroquinone and OTC skin care agents. In April 2004, we introduced the Obagi-C Rx™ System consisting of a combination of prescription and OTC drugs and adjunctive cosmetic skin care products to treat skin conditions resulting from sun damage and the oxidative damage of free radicals. The central ingredients in this system are 4% hydroquinone and Vitamin C. In October 2005, we launched the Obagi Professional-C products, a complete line of proprietary, non-prescription products, which consists of Vitamin C serums used to reduce the appearance of damage to the skin caused by ultraviolet radiation and other environmental influences. In July 2006, we launched our Obagi Condition & Enhance™ System, for use in conjunction with commonly performed surgical and non-surgical cosmetic procedures. In October 2006, we launched our first product in the ELASTIderm® product line, an eye cream for improving the elasticity and skin tone around the eyes. We introduced the CLENZIderm M.D. system and a second product in the ELASTIderm product line to address acne and skin elasticity around the eye, respectively, based on positive interim clinical results, in February 2007. In July 2007, we launched our second system in the CLENZIderm M.D.™ line, CLENZIderm M.D. System II, which is specifically formulated for normal to dry skin. In August 2007, we launched two new Nu-Derm Condition & Enhance Systems.  One is designed specifically for use with non-surgical procedures while the other has been developed for use with surgical procedures.  In February 2008, we launched ELASTIderm Décolletage, a system to treat skin conditions resulting from sun damage and improve the elasticity and skin tone for the neck and chest area. In January 2009, we launched Obagi Rosaclear®, a system to treat the symptoms of rosacea.  In September 2009, we also began offering Refissa™ by Spear, a FDA approved 0.05% strength tretinoin with an emollient base that has a broad indication for treatment of fine facial lines, hyperpigmentation and tactile roughness. We also market tretinoin, used for the topical treatment of acne in the U.S., metronidazole, used for the treatment of rosacea in the U.S., and Obagi Blue Peel® products, used to aid the physician in the application of skin peeling actives.

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

Aesthetic skin care.     As of March 31, 2010, we sold our products to approximately 6,400 physician-dispensing accounts in the United States, with no single customer accounting for more than 5% of our net sales. Our current products are not eligible for reimbursement from third-party payors such as health insurance organizations. We generated U.S. net sales of $21.7 million and $19.2 million during the three months ended March 31, 2010 and 2009, respectively.

International distribution.     We market our products internationally through 21 international distribution and two licensing partners that have sales and marketing activities in 47 countries outside of the United States. Our distributors use a model similar to our business model in the United States, selling our products through direct sales representatives to physicians, or through alternative distribution channels depending on regulatory requirements and industry practices. We generated international net sales of $4.0 million and $3.4 million during the three months ended March 31, 2010 and 2009, respectively.

Licensing.     We market our products in the Japanese retail markets through license agreements with Rohto. Under our agreements, Rohto is licensed to manufacture and sell a series of OTC products under the Obagi brand name in the Japanese drug store channel, and we receive a royalty based upon sales of Obagi branded products in Japan by Rohto. Rohto's Obagi branded products are sold through approximately 6,300 high-end drug stores. We have other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel. We receive royalties based upon these arrangements. We generated licensing revenue of $1.0 million and $0.8 million during the three months ended March 31, 2010 and 2009, respectively.

Exit of Pharmacy Channel.   In August 2008, we entered the pharmacy channel for the first time by launching SoluCLENZ™ Rx Gel, a solubilized benzoyl peroxide gel for the treatment of acne, which was available only by prescription.  However, after closely monitoring the progress of the launch and weekly sales data, we determined that the distribution of a single prescription product through the pharmacy channel and the ongoing investment to support that channel had become cost-prohibitive. Accordingly, on April 13, 2009, we announced that we would no longer sell SoluCLENZ in the pharmacy channel.

In connection with the exit of the pharmacy channel, during the three months ended March 31, 2009, we recorded charges approximating $0.4 million related to contractual deposits, obsolete selling materials and other contract termination fees (included within “Selling, general and administrative expenses” in the Unaudited Condensed Consolidated Statements of Income). In addition, during the three months ended March 31, 2009, we reserved approximately $0.4 million in inventory (included within “Cost of sales” in the Unaudited Condensed Consolidated Statements of Income).

Results of operations.     We commenced operations in 1997, and as of March 31, 2010, we had accumulated earnings of $19.8 million. We reported net income of $1.9 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively.

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

Economy.     Many treatments in which our products are used are considered cosmetic in nature, are typically paid for by the patient out of disposable income and are generally not subject to reimbursement by third-party payors such as health insurance organizations. As a result, we believe that our current and future sales growth may be influenced by the economic conditions within the geographic markets in which we sell our products. During the first three quarters of the year ended December 31, 2009, the economic conditions within the U.S. had a negative impact on our revenue growth performance.  Although we experienced improvement in revenue growth in the fourth quarter of 2009 and the first quarter of 2010, with net sales of $30.7 million and $25.7 million, respectively, as compared to net sales of $25.4 million and $22.6 million for the fourth quarter of 2008 and the first quarter of 2009, respectively, we cannot predict the timing, strength or duration of any economic recovery, and cannot assure you that the improvement in revenue growth experienced in the fourth quarter of 2009 and the first quarter of 2010 will be sustainable.  We believe that the economic recovery has led to increased patient visits to physician offices for aesthetic procedures  At this time, it is extremely difficult to measure the length, geographic and financial impact of the economic recovery and its longer-term impact on our product sales, but we will continue to monitor it closely.  We do believe that some of the negative impact experienced during the majority of 2009 was partially offset due to the following: (i) we are the leader in the physician-dispensed market; (ii) the aesthetic nature of our products; (iii) the lower price point of our products compared to other aesthetic products in our market; (iv) the desire to maintain a healthy and youthful appearance; and (v) the demographics of the patients who use our products.

     Future growth.     We believe that our future growth will be driven by increased direct sales coverage, penetration into non-core markets such as other medical specialties, ongoing marketing efforts to create increased awareness of the Obagi brand and the benefits of skin health and new product offerings. We plan to continue to invest resources on the commercialization of new applications of our current products, the continuing development of our pipeline of products and the in-licensing or acquisition of new product opportunities. However,  our current business plan does not anticipate that we invest significant resources in these strategic initiatives over the near term.  As a result, we believe that our ongoing profitability is primarily dependent upon the continued success of our current product offerings and certain other strategic marketing initiatives.  We may begin to invest significant resources to facilitate our growth once we see sustained stability in the global markets.

  Critical accounting policies and use of estimates

Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Condensed Consolidated Financial Statements which have been prepared in accordance with U.S. GAAP. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, sales and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to revenue recognition, sales return reserve, accounts receivable, inventory, goodwill and other intangible assets. We use historical experience and other assumptions as the basis for making estimates. By their nature, these estimates are subject to an inherent degree of uncertainty. As a result, we cannot assure you that future actual results will not differ significantly from estimated results.

We believe that the estimates, assumptions and judgments involved in revenue recognition, sales returns and allowances, accounts receivable, inventory, goodwill and intangible assets, leases, stock-based compensation and accounting for income taxes have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. However, it is possible that the actual results we experience may differ materially and adversely from our estimates in the future. There have been no material changes to the critical accounting estimates associated with these policies as described in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2009 Annual Report on Form 10-K filed with the SEC on March 15, 2010, with the exception of accounts receivable (pursuant to the increase in our days’ sales outstanding (“DSO”) from 71 days at December 31, 2009 to 80 days at March 31, 2010).

Accounts receivable.     We perform periodic credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current creditworthiness, as determined by our review of current credit information. Receivables are generally due within 30 days. However, the recent economic downturn and ongoing tightening of credit in financial markets has, in some cases, adversely impacted our customers’ cash flow and ability to access sufficient credit in a timely manner, which, in turn, has impacted their ability to make timely payments to us. In light of these circumstances, and in order to remain competitive in the marketplace, for certain selected customers who we deemed to be credit worthy based upon their prior payment history, we extended our standard payment terms to net 60 days for selected product purchases made in connection with specific sales promotion programs. Such extension did not represent a permanent change to the payment terms for such customers but, rather, was applicable only to those specified purchases made by such customers in connection with the related sales promotion. We deem a receivable to be past due when it has not been paid in accordance with the terms of the applicable invoice (e.g., net 30 days or net 60 days) prepared at the time of sale.  Accounts receivable, net of allowance for doubtful accounts and sales returns, were $22,895 and $24,240 as of March 31, 2010 and December 31, 2009, respectively. Of these amounts, 71.8%, or $16,432, and 81.6%, or $19,773, were deemed current as of March 31, 2010 and December 31, 2009, respectively. The percentage of accounts receivable deemed more than 90 days past due as of March 31, 2010 and December 31, 2009 was 4.1% and 2.3%, respectively. The percentage of accounts receivable deemed more than 180 days past due as of March 31, 2010 and December 31, 2009 was 0.0% for both periods.

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

Results of operations

The three months ended March 31, 2010 compared to the three months ended March 31, 2009

Net sales.     The following table compares net sales by product line and certain selected products for the three months ended March 31, 2010 and 2009.  Our sales previously reported in the pharmacy Rx operating segment are now classified as physician-dispensed as part of the Therapeutic product category.  Prior periods have been reclassified to conform to the current presentation.

	Three Months Ended March 31,
	2010	2009	Change
	(in thousands)
Net Sales by Product Category:
Physician dispensed
Nu-Derm	$12,858	$11,907	8%
Vitamin C	4,012	2,642	52%
Elasticity	2,772	2,097	32%
Therapeutic	1,615	2,704	(40)%
Other	3,460	2,511	38%
Total	24,717	21,861	13%
Licensing fees	989	759	30%
Total net sales	$25,706	$22,620	14%

United States	85%	85%
International	15%	15%

Net sales increased by $3.1 million to $25.7 million during the three months ended March 31, 2010, as compared to $22.6 million during the three months ended March 31, 2009. Overall, we believe our growth during the three months ended March 31, 2010 is primarily due to the increased consumer confidence in the U.S. economy, international growth, launch of new products and the average price increase of 4% on our products on January 1, 2010.

Physician-dispensed sales increased $2.8 million, to $24.7 million during the three months ended March 31, 2010, as compared to $21.9 million during the three months ended March 31, 2009.  We experienced an increase in the majority of our product categories as follows:  (i) an increase in Vitamin C sales of $1.4 million, of which $0.6 million is attributable to our normal to oily line extension of Obagi C-Rx launched in January 2010; (ii) an increase in Nu-Derm sales of $0.9 million; (iii) an increase in the Other category of $0.9 million; and (iv) an increase in Elasticity sales of $0.7 million. The growth in the Other category was primarily attributable to the launch of Refissa in September 2009, which contributed $0.6 million. These increases were partially offset by a decrease in the Therapeutic category of $1.1 million. The decline in the Therapeutic category was primarily due to the increased promotional activity surrounding the launch of our Rosaclear product in January 2009 and our exit of the pharmacy channel in April 2009.  Licensing fees increased by $0.2 million due to the launch of a new product by our Japanese partner Rohto during the three months ended March 31, 2010.

Our aggregate sales growth was comprised of $2.5 million in the U.S. and $0.6 million from our International markets and licensing fees. The increase in International sales was primarily in the Nu-Derm, ELASTIderm and tretinoin product lines and was principally a result of: (i) a $0.5 million increase from Europe and Other; and (ii) a $0.1 million increase from the Americas; but was offset in part by a $0.2 million decrease from the Far East. As noted above, our licensing fees increased $0.2 million. Despite the growth we have experienced during the fourth quarter of 2009 and the first quarter of 2010, we believe that until we see continued stabilization in the global economy, our future net sales could be negatively impacted.

Gross margin percentage.     Overall, our gross margin percentage increased to 79.2% for the three months ended March 31, 2010 as compared to 77.6% for the three months ended March 31, 2009.  The overall increase was primarily attributable to an improvement in gross margin for our physician-dispensed segment, which increased to 78.5% as compared to 77.0% for the same period last year.  The improvement was primarily a result of: (i) a $0.4 million reserve on SoluCLENZ inventory during the first quarter ended March 31, 2009 in connection with our exit of the pharmacy channel in April 2009; and (ii) a change in sales mix among products.  Gross margin for our

licensing segment increased to 96.7% as compared to 96.0% for the same period last year.   The improvement was primarily due to a $0.2 million increase in our licensing fees during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Selling, general and administrative.     Selling, general and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock-based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expense and other selling expenses. Selling, general and administrative expenses increased $0.7 million to $16.2 million during the three months ended March 31, 2010, as compared to $15.5 million for the three months ended March 31, 2009. This increase was primarily due to the following: (i) a $1.5 million increase in salaries and related expenses due to an increase in sales commissions and sales force headcount; (ii) a $0.6 million increase in professional fees, consisting primarily of legal fees; (iii) a $0.4 million increase in promotions and training expenses; (iv) a $0.1 million increase in rent expense; and (v) a $0.1 million increase in product development.  These increases were partially offset by: (i) a $1.6 million decrease in SoluCLENZ related expenses as a result of our exit from the pharmacy channel, which includes a $0.4 million charge related to the write-off of nonrefundable deposits; (ii) a  $0.1 million decline in other marketing principally as a result of cost cutting initiatives; (iii) a $0.1 million decrease in noncash compensation; (iv) a $0.1 million decrease in depreciation and amortization; and (v) a $0.1 million decline in other expenses.  As a percentage of net sales, selling, general and administrative expenses in the three months ended March 31, 2010 was 63% as compared to 68% for the three months ended March 31, 2009.

Research and development.     Research and development decreased $0.1 million to $1.0 million for the three months ended March 31, 2010 as compared to $1.1 million for the three months ended March 31, 2009. This was primarily due to a $0.1 million decrease in expenses related to the development of new products. As a percentage of net sales, research and development costs was 4% as compared to 5% for the three months ended March 31, 2009, respectively.

Interest income and Interest expense.     Interest income declined to $20,000 for the three months ended March 31, 2010 from $60,000 for the three months ended March 31, 2009.  We earn interest income from the investment of our cash balance into higher interest rate yielding certificates of deposit. Although our average cash and cash equivalents, including short-term investments, increased from $19.4 million for the three months ended March 31, 2009 to $36.2 million for the three months ended March 31, 2010, our weighted average interest rate decreased from 1.54% during the three months ended March 31, 2009 to 0.43% during the three months ended March 31, 2010. Interest expense was $3,000 during the three months ended March 31, 2010, as compared to $18,000 for the three months ended March 31, 2009.

Income taxes.     Income tax expense increased $0.9 million to $1.3 million for three months ended March 31, 2010 as compared to $0.4 million for the three months ended March 31, 2009. Our effective tax rate was 40.2% for the three months ended March 31, 2010 and 38.2% for the three months ended March 31, 2009.  The increase in the effective rate is primarily due to the impact of the 2009 research and development credit accounted for during the three months ended March 31, 2009. As of March 31, 2010, the 2010 research and development tax credit has not yet been extended by Congress.

Liquidity and capital resources

Trends and uncertainties affecting liquidity

Our primary sources of liquidity are our cash generated by operations and availability under our revolving line of credit with Comerica Bank (the “Facility”).   As of March 31, 2010 we had approximately $39.8 million in cash and cash equivalents and short-term investments and $20.0 million available under the Facility.  We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to meet foreseeable liquidity requirements.  The following has impacted or is expected to impact liquidity:

•
on August 5, 2008, the Board of Directors gave us the authority to repurchase up to $10 million of our outstanding common shares in the open market over the next two years.  During the years ended December 31, 2008 and 2009, we purchased $4.0 and $1.3 million of our outstanding stock, respectively;

•
our DSO has increased from 71 days at December 31, 2009 to 80 at March 31, 2010.  Our allowance for doubtful accounts increased to $1.6 million as of March 31, 2010, as compared to $1.5 million as of December 31, 2009; and

•
the legal costs associated with the litigation and arbitration demand involving us and Dr. Obagi and his affiliates (see Note 7 in our Notes to Unaudited Condensed Consolidated Financial Statements) will be material regardless of the outcome.

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

The economic downturn in 2008 and through the majority of 2009 resulted in the tightening of credit in financial markets and has, in some cases, adversely impacted our customers’ cash flow and ability to access sufficient credit in a timely manner, which, in turn, has impacted their ability to make timely payments to us. In light of these circumstances, and in order to remain competitive in the marketplace, for certain selected customers who we deemed to be credit worthy based upon their prior payment history, we extended our standard payment terms from net 30 days to net 60 days for selected product purchases made in connection with certain sales promotion programs. Such extension does not represent a permanent change to the payment terms for such customers but, rather, is applicable only to specified purchases made by such customers in connection with the applicable sales promotion program. Sales of products having net 60 day payment terms represented 54% of our net sales for the three months ended March 31, 2010.

It is unclear whether the economy will show sustained growth and/or stability, or whether there will be new events that could contribute to additional deterioration, and if so, what effect such events could have on our business in the near term. We intend to continue to moderate our growth plans and avoid credit and market risk. We expect to continue to generate positive working capital through our operations.

As of March 31, 2010, we had no outstanding balance on the Facility.  As of December 31, 2009, we were in compliance with both the non-financial and financial covenants.   We were in compliance with all financial and non-financial covenants under the Facility as of March 31, 2010.  We expect to be in compliance with both our non-financial and financial covenants during 2010; however, economic conditions or the occurrence of any of the events discussed under Part I, Item IA, “Risk Factors” in our 2009 Annual Report on Form 10-K could cause noncompliance within our financial covenants.

We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity. As of March 31, 2010 and December 31, 2009, we had approximately $59.6 million and $57.1 million, respectively, in working capital.  During the three months ended March 31, 2010, we invested approximately $0.1 million in capital expenditures, which largely consisted of software and IT upgrades.  For the remainder of 2010, we expect to spend approximately $0.9 million in capital expenditures, primarily related to IT upgrades and disaster recovery.  However, we expect to continue to moderate our investing activities in response to the current economic conditions.  We intend to maintain our strong balance sheet.

Cash requirements for our business

Historically, we have generated cash from operations in excess of working capital requirements and through private and public sales of common stock. We currently invest our cash and cash equivalents in certificates of deposit with maturities no greater than one year. As of March 31, 2010 and December 31, 2009, we had approximately $39.8 million and $36.0 million, respectively, of cash and cash equivalents and short-term investments.

 On August 5, 2008, the Board of Directors authorized the repurchase of up to $10 million of our outstanding common shares over a period of two years.  The purchases are to be made in the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases are determined by management, at its discretion (as delegated by the Board) and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors, and repurchases may be discontinued at any time.  During the year ended December 31, 2008, we purchased 627,367 shares of our outstanding stock for a cost of $4.0 million.  During the year ended December 31, 2009, we purchased 183,664 additional shares of our outstanding stock for a cost of $1.3 million.  No repurchases were made during the three months ended March 31, 2010.

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

Cash flow

Three months ended March 31, 2010.     For the three months ended March 31, 2010, net cash provided by operating activities was $4.1 million. The primary sources of cash were $1.9 million in net income, including the effect of: (i) adjusting for non-cash items;  (ii) a decrease in accounts receivable due to lower sales during the three months ended March 31, 2010 as compared to the three months ended December 31, 2009; and (iii) an increase in accounts payable through timing of purchasing and payments; offset primarily by an increase of inventory due largely to the replenishment of our Nu-Derm stocking levels resulting from our largest fourth quarter for product sales to date.

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2010. This was due to the costs associated with software and IT upgrades and investments in licenses and patent-related intellectual property during the three months ended March 31, 2010. We anticipate spending approximately $1.0 million in total for the year ending December 31, 2010 for capital expenditures primarily associated with IT upgrades and disaster recovery.

Net cash provided by financing activities was $5,000 for the three months ended March 31, 2010.  This was due to the proceeds received from the exercise of stock options, offset by the principal payments made on our capital lease obligations.

Three months ended March 31, 2009.     For the three months ended March 31, 2009, net cash provided by operating activities was $4.2 million. The primary sources and uses of cash were $0.6 million in net income, including the effect of: (i) adjusting for non-cash items;  (ii) a net increase in accounts payable and current liabilities through timing of payment for operational and inventory purchases; (iii) a decrease in prepaid and other assets primarily due to the write-down of contractual deposits and other prepaids associated with the exit of the pharmacy channel; and (iv) a decrease of inventory primarily through the improvement in our inventory turn ratio from 2.7 to 2.8; offset in part by an increase in accounts receivable due to an increase in DSO from 74 to 84.

Net cash used in investing activities was $2.9 million for the three months ended March 31, 2009. This was primarily due to the following: (i) the purchase of $2.0 million in short-term certificates of deposit; (ii) costs related to phase one of our new ERP system implemented during the three months ended March 31, 2009; (iii) website and software upgrades; and (iv) investments in licenses and patent-related intellectual property.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash primarily in short-term certificates of deposit. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

Although substantially all of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the U.S. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

Interest rate risk

Our interest income and expense is more sensitive to fluctuations in the general level of the U.S. prime rate and LIBOR interest rates than to changes in rates in other markets. Changes in U.S. LIBOR interest rates affect the interest earned on our cash and cash equivalents. At March 31, 2010, we had approximately $39.8 million of cash and cash equivalents and short-term investments. If the interest rates on our cash and cash equivalents and short-term investments were to increase or decrease by 1% for the year, annual interest income would increase or decrease by approximately $0.4 million.

Other risks

Generally we have been able to collect our accounts receivable in the ordinary course of business.  We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. Although our DSO increased from 71 days at December 31, 2009 to 80 days at March 31, 2010, we do not believe that our accounts receivable balance represents a significant credit risk based upon our past collection experience.

The economic downturn has had an adverse impact on the financial services industry, including insurance companies, some of which currently provide coverage to us. To the extent we have any claims in the future and such insurance providers are unable, due to their financial condition, to pay covered claims, we could experience adverse impacts on our cash flow and cash reserves.  We have no way of knowing whether or not any insurance providers that are financially stable at this time will experience financial difficulties in the future that could impact their ability to pay covered claims.

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

PART II

ITEM 1:   LEGAL PROCEEDINGS

On January 7, 2010, ZO Skin Health, Inc., a California corporation, filed a complaint in the Superior Court of the State of California, County of Los Angeles:   ZO Skin Health, Inc. vs. OMP, Inc. and Obagi Medical Products, Inc. and Does 1-25 ; Case No. BC429414.  The complaint alleges claims against us for: (i) unfair competition; (ii) intentional interference with prospective economic advantage; (iii) negligent interference with prospective economic advantage; (iv) intentional interference with contract; and (v) promissory estoppel.  More specifically, the Plaintiff alleges that: we engaged in business practices, including the assertion of void and unlawful non-compete clauses in contracts with Zein Obagi, that violate California’s Unfair Competition Law and the California Business and Professional Code, Section 17200, et seq.; we intentionally and negligently interfered with plaintiff’s prospective economic advantage in relationship with Rohto and certain product distributors; we interfered with existing contracts between plaintiff and Rohto; and we allegedly did not provide certain promised assistance in connection with the alleged agreement between plaintiff and Rohto.  The plaintiff seeks injunctive relief, compensatory damages “measuring in the tens of millions of dollars” and other damages in an unspecified amount, punitive damages and costs of suit including attorneys’ fees.  We are defending against this action vigorously.

In addition, on or about January 7, 2010, Zein Obagi and his spouse, Samar Obagi, and the Zein and Samar Obagi Family Trust and certain other entities allegedly affiliated with Zein Obagi sent us an arbitration demand before JAMS (formerly Judicial Arbitration and Mediation Services) in Los Angeles, California in which the claimants claim breaches of the 2006 Services Agreement and 2006 Separation and Release Agreement  between us and the claimants and various breaches of common law, California law, and federal law, including failure to pay certain retainer, marketing and reimbursement funds, failure to pay royalties allegedly due, failure to consult before developing and marketing new products, failure to pursue certain business strategies, threatening to invoke unenforceable and inapposite non-competition clauses in our contracts with Zein Obagi, threatening and interfering with the claimants’ business opportunities, threatening to enforce nonexistent trademark and service mark rights, and wrongfully depriving the claimants of both their rights to pursue business opportunities and also their trademark rights.  Claimants seek actual and consequential damages of tens of “millions of dollars” and other damages in an unspecified amount, restitution of monies wrongfully obtained in an unspecified amount, prejudgment interest, attorneys fees and costs, declaratory judgment and assignment of certain trademarks from us to Dr. Obagi.  We are defending against these claims vigorously.

We have filed an answer to the Demand for Arbitration and filed counterclaims.

If the ultimate outcome is unfavorable, these matters may have a material adverse effect on our consolidated financial position, results of operations and cash flows.  Regardless of the outcome, the costs of litigation will be substantial.

               From time to time, we are involved in other litigation and legal matters in the normal course of business.  Management does not believe that the outcome of any of these other matters at this time will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A:  RISK FACTORS

None.

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On August 5, 2008, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common shares over a period of two years.  The purchases are to be made in the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing manner, price and amount of any repurchases are determined by management, at its discretion (as delegated by the Board) and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors and repurchases may be discontinued at any time. As of March 31, 2010, $4.7 million was still authorized for the repurchase of shares. No repurchases were made during the three months ended March 31, 2010

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:   RESERVED

ITEM 5:  OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit	Exhibit title
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated Bylaws of the Company (1)
4.1	Specimen Stock Certificate (1)
4.3	Investor's Rights Agreement, by and among the Company, Mandarin Partners LLC and the Zein & Samar Obagi Family Trust dated December 2, 1997, as amended and assigned (1)
10.37	2010 Performance Incentive Plan**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

OBAGI MEDICAL PRODUCTS, INC.

Date: May 6, 2010	By:	/s/ STEVEN R. CARLSON
Steven R. Carlson
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2010	By:	/s/ PRESTON S. ROMM
Preston S. Romm
Chief Financial Officer
(Principal Financial Officer)