Form 10-Q
period 2010-06-30
Obagi Medical Products, Inc.
filed 2010-08-09
CIK 1375247

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

There were 22,027,106 shares of the registrant's common stock issued and outstanding as of July 31, 2010.

i

OBAGI MEDICAL PRODUCTS, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

i

PART I

ITEM 1:   FINANCIAL STATEMENTS

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$40,090	$30,215
Short-term investments	2,750	5,743
Accounts receivable, net	22,165	24,240
Accounts receivable from related parties, net	45	97
Inventories, net	5,462	6,228
Prepaid expenses and other current assets	5,508	4,533
Total current assets	76,020	71,056
Property and equipment, net	3,977	4,689
Goodwill	4,629	4,629
Intangible assets, net	4,850	4,936
Other assets	2,073	2,180
Total assets	$91,549	$87,490
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,037	$7,864
Current portion of long-term debt	6	18
Accrued liabilities	4,392	6,065
Total current liabilities	11,435	13,947
Other long-term liabilities	1,532	1,555
Total liabilities	12,967	15,502
Commitments and contingencies
Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized, 22,852,915 and
22,748,218 shares issued and 22,027,106 and 21,912,857 shares outstanding at
June 30, 2010 and December 31, 2009, respectively	23	23
Additional paid-in capital	61,011	59,505
Accumulated earnings	22,896	17,890
Treasury stock, at cost; 811,031 shares at June 30, 2010
and December 31, 2009, respectively	(5,348)	(5,348)
Accumulated other comprehensive loss	—	(82)
Total stockholders' equity	78,582	71,988
Total liabilities and stockholders' equity	$91,549	$87,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Income
(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$28,863	$25,874	$54,569	$48,494
Cost of sales	6,205	5,244	11,541	10,302
Gross profit	22,658	20,630	43,028	38,192
Selling, general and administrative expenses	16,473	14,770	32,644	30,240
Research and development expenses	994	1,287	2,002	2,378
Income from operations	5,191	4,573	8,382	5,574
Loss on dissolution of foreign subsidiary	(80)	—	(80)	—
Interest income	29	53	49	113
Interest expense	(2)	(18)	(5)	(36)
Income before provision for income taxes	5,138	4,608	8,346	5,651
Provision for income taxes	2,051	1,770	3,340	2,168
Net income	$3,087	$2,838	$5,006	$3,483

Net income attributable to common shares
Basic	$0.14	$0.13	$0.23	$0.16
Diluted	$0.14	$0.13	$0.23	$0.16

Weighted average common shares outstanding
Basic	21,982,815	22,013,728	21,948,035	22,029,214
Diluted	22,284,274	22,022,811	22,218,065	22,037,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income
(Dollars in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Accumulated Other
	Shares	Amount	Capital	Earnings	Shares	Amount	Comprehensive Loss	Total

Balances, as of December 31, 2009	22,723,888	$23	$59,505	$17,890	(811,031)	$(5,348)	$(82)	$71,988
Comprehensive income:
Translation adjustment, net of tax effect ($1 expense)	—	—	—	—	—	—	2	2
Loss on dissolution of foreign subsidiary	—	—	—	—	—	—	80	80
Net income for the six months ended June 30, 2010	—	—	—	5,006	—	—	—	5,006
Total comprehensive income								5,088
Proceeds from exercise of stock options	89,919	—	864	—	—	—	—	864
Issuance of vested restricted stock	24,330	—	—	—	—	—	—	—
Stock compensation expense	—	—	642	—	—	—	—	642
Balances, as of June 30, 2010	22,838,137	$23	$61,011	$22,896	(811,031)	$(5,348)	$—	$78,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$5,006	$3,483
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	1,015	1,287
Loss on disposal of assets	113	55
Loss on dissolution of foreign subsidiary	80	—
Provision for doubtful accounts	386	308
Write-off of prepaids and deposits related to SoluCLENZ	—	441
Stock compensation expense	642	930
Changes in operating assets and liabilities
Accounts receivable	1,741	(970)
Income taxes receivable	(403)	1,016
Inventories	766	941
Prepaid expenses and other current assets	(478)	25
Other assets	103	307
Accounts payable	(827)	500
Accrued liabilities	(1,675)	255
Amounts due to related parties	2	169
Other long-term liabilities	(23)	80
Net cash provided by operating activities	6,448	8,827
Cash flows from investing activities
Purchases of property and equipment	(135)	(789)
Purchase of other intangible assets	(285)	(275)
Purchase of short-term investments	—	(1,743)
Maturity of short-term investments	2,993	—
Net cash provided by (used in) investing activities	2,573	(2,807)
Cash flows from financing activities
Principal payments on capital lease obligations	(12)	(12)
Repurchase of common stock	—	(1,332)
Proceeds from exercise of stock options	864	—
Net cash provided by (used in) financing activities	852	(1,344)
Effect of exchange rate changes on cash and cash equivalents	2	1
Net increase in cash and cash equivalents	9,875	4,677
Cash and cash equivalents at beginning of period	30,215	13,938
Cash and cash equivalents at end of period	$40,090	$18,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

Note 1: Description of Business and Basis of Presentation

    Obagi Medical Products, Inc. (the "Company") is a specialty pharmaceutical company that develops, markets and sells proprietary topical aesthetic and therapeutic prescription-strength skin care systems in the physician-dispensed market. The Company is incorporated under the laws of the state of Delaware. The Company markets the vast majority of its products through its own sales force throughout the United States, and through 20 distribution partners in 46 other countries in regions, including North America, Europe, the Far East, the Middle East, Central America, and South America. The Company also licenses certain non-prescription product concepts under the Obagi trademark to a large Japanese-based pharmaceutical company for sale through consumer distribution channels in Japan.

Basis of Presentation

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to fairly state the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual periods and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") March 15, 2010 (the “2009 Form 10-K”). The Company prepared the unaudited condensed consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or any other period(s).

Dissolution of Foreign Subsidiary

    On June 10, 2010, the Company dissolved its majority owned subsidiary in Singapore, Obagi (S) Pte Ltd. (“Obagi Singapore”), with the approval of the Accounting and Corporate Regulatory Authority in Singapore.  As a result of the dissolution, the Company recognized a loss on dissolution of foreign subsidiary of $80 during the three months ended June 30, 2010, which represented the accumulated other comprehensive loss on the Company’s consolidated balance sheet as of June 10, 2010.  As Obagi Singapore was operationally dormant and had no assets, the dissolution did not result in a liquidation of assets to external parties, nor did it trigger an impairment analysis of any of the Company’s other asset balances.  The dissolution of Obagi Singapore did not have a significant impact on the Company’s consolidated financial statements.

Note 2: Recent Accounting Pronouncements

    In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”), an amendment to ASC 820, Fair Value Measurements and Disclosures.  This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company adopted the provisions of ASU No. 2010-06 during the interim period ended March 31, 2010.  The adoption of ASU No. 2010-06 did not have a material effect on the Company’s consolidated financial statements.

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

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Note 3: Composition of Certain Financial Statement Captions

Property and Equipment

	June 30,	December 31,
	2010	2009

Furniture and fixtures	$732	$733
Computer software and equipment	4,321	4,357
Lab and office equipment	456	456
Leasehold improvements	4,206	4,201
Capital lease (office equipment)	115	115
Construction in progress	53	199
	9,883	10,061
Less accumulated depreciation and amortization	(5,906)	(5,372)
	$3,977	$4,689

    During the six months ended June 30, 2010, the Company recorded a loss on disposal of fixed assets of $111.  During the three and six months ended June 30, 2009, the Company recorded a loss on disposal of fixed assets of $55. Losses on the disposal of fixed assets are reported as a component of selling, general and administrative expenses.

Inventories

    Inventories consist of raw materials and finished goods that are manufactured both through contracted third party manufacturers and in-house and that are purchased from third parties and are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory reserves are measured as the difference between cost of inventory and the estimated net realizable value. Provision for inventory reserves is charged to cost of sales. The Company's estimated inventory reserve is provided for in the unaudited condensed consolidated financial statements and actual reserve requirements have approximated management's estimates.  See Note 8 for inventory reserves related to a non-performing distributor.

	June 30,	December 31,
	2010	2009

Raw materials	$1,139	$1,204
Finished goods	5,137	5,622
	6,276	6,826
Less reserve for inventories	(814)	(598)
	$5,462	$6,228

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Accrued Liabilities

	June 30,	December 31,
	2010	2009

Salaries and related benefits	$2,446	$3,280
Income taxes payable	—	1,159
Amounts due to related parties (Note 6)	107	105
Other	1,839	2,680
	$4,392	$6,065

     As of June 30, 2010, other long-term liabilities of $730, $701, and $101 represented the long-term portion of the tenant improvement credit, deferred rent and the uncertain tax liability, respectively. As of December 31, 2009, other long-term liabilities of $780, $674, and $101 represented the long-term portion of the tenant improvement credit, deferred rent and the uncertain tax liability, respectively.

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

    At June 30, 2010 and December 31, 2009, the carrying amounts and accumulated amortization of intangible assets were as follows:

	June 30, 2010			December 31, 2009
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value

Trademarks	$7,484	$(4,584)	$2,900	$7,458	$(4,398)	$3,060
Distribution rights	1,082	(1,065)	17	1,082	(1,049)	33
Covenant not-to-compete	931	(931)	—	931	(931)	—
Licenses	1,475	(921)	554	2,075	(1,520)	555
Other intangible assets	3,442	(2,063)	1,379	3,785	(2,497)	1,288
	$14,414	$(9,564)	$4,850	$15,331	$(10,395)	$4,936

    During the three and six months ended June 30, 2010, the Company wrote-off expired and fully amortized licenses and other intangible assets of $1,200 as well as legal expenses associated with abandoned trademarks, resulting in a loss on disposal of $2.  Amortization expense related to all intangible assets, including certain amounts reflected in cost of sales, for the three months ended June 30, 2010 and 2009 was $186 and $208, respectively, and for the six months ended June 30, 2010 and 2009 was $369 and $417, respectively.

Note 5: Income taxes

    The Company had unrecognized tax benefits, all of which affect the effective tax rate if recognized, of $160 and $159 as of June 30, 2010 and December 31, 2009, respectively.  Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

    The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2010 and December 31, 2009, accrued interest related to uncertain tax positions was $12 for each of the periods.

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

Note 6: Related-Party Transactions

    One of our largest stockholders, Dr. Zein Obagi, was a 70% beneficial shareholder in Cellogique Corporation ("Cellogique"), one our largest customers.  Effective March 20, 2009, Dr. Obagi sold his entire interest in Cellogique. As a result, after the quarter ended March 31, 2009, Cellogique is not considered a related party and no sales and related cost of sales amounts are included in the tables below for the three and six months ended June 30, 2010 and 2009 after that date. In addition to his primary medical practice in Beverly Hills, California, Dr. Obagi is also a 75% owner of Obagi Dermatology – San Gabriel Annex, Inc. (“SGA”), which also purchases products from the Company. SGA is located in Southern California and caters to the local Chinese communities. Other than the ownership interest by Dr. Obagi, the Company is otherwise unrelated to SGA.

    Total sales made to Dr. Obagi, Cellogique (through March 20, 2009) and SGA, and the related cost of sales for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$104	$136	$197	$478
Cost of sales	11	16	23	75

    Combined amounts due from Dr. Obagi and SGA for product purchases at June 30, 2010 and December 31, 2009 are reflected in accounts receivable from related parties, net in the accompanying Unaudited Condensed Consolidated Balance Sheets as follows:

	June 30,	December 31,
	2010	2009
Due from Dr. Obagi	$45	$65
Due from SGA	—	32
	$45	$97

    Amounts payable to Dr. Obagi, who owned approximately 6.9% of the Company's outstanding stock as of June 30, 2010, for contractual payment or other services was $100 as of June 30, 2010 and December 31, 2009.

    Amounts payable to Stonington Partners, Inc., the Company's largest stockholder owning approximately 21.4% of the Company's outstanding stock as of June 30, 2010, for expense reimbursement was $7 and $5 as of June 30, 2010 and December 31, 2009, respectively.

Note 7: Commitments and Contingencies

Debt Compliance

    As of June 30, 2010 and December 31, 2009, the Company did not have an outstanding balance on its credit facility entered into in November 2008.  However, as of January 31, 2009, the Company was not in technical compliance with its non-financial covenant

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

requiring it to submit a listing of intellectual property to the lender each month.  On February 18, 2009, a waiver was obtained by the Company for January 31, 2009. As of December 31, 2009, the Company was in compliance with all other financial and non-financial covenants.  As of June 30, 2010, the Company was in compliance with all financial and non-financial covenants.

Litigation

    On January 7, 2010, ZO Skin Health, Inc., a California corporation, filed a complaint in the Superior Court of the State of California, County of Los Angeles:   ZO Skin Health, Inc. vs. OMP, Inc. and Obagi Medical Products, Inc. and Does 1-25; Case No. BC429414.  The complaint alleges claims against the Company for: (i) unfair competition; (ii) intentional interference with prospective economic advantage; (iii) negligent interference with prospective economic advantage; (iv) intentional interference with contract; and (v) promissory estoppel.  More specifically, the plaintiff alleges that: the Company engaged in business practices, including the assertion of void and unlawful non-compete clauses in contracts with Zein Obagi, that violate California’s Unfair Competition Law and the California Business and Professional Code, Section 17200, et seq.; the Company intentionally and negligently interfered with plaintiff’s prospective economic advantage in relationship with Rohto Pharmaceutical Co., Ltd. (“Rohto”) and certain product distributors; the Company interfered with existing contracts between plaintiff and Rohto; and the Company allegedly did not provide certain promised assistance in connection with the alleged agreement between plaintiff and Rohto.  The plaintiff seeks injunctive relief, compensatory damages “measuring in the tens of millions of dollars” and other damages in an unspecified amount, punitive damages and costs of suit, including attorneys’ fees.  The Company expects to file its answer to the complaint in August 2010 denying the allegations in the complaint and may assert counterclaims.  Discovery in the action has commenced and is ongoing.   The Company is defending against this action vigorously.

    In addition, on or about January 7, 2010, Zein Obagi and his spouse, Samar Obagi, and the Zein and Samar Obagi Family Trust and certain other entities allegedly affiliated with Zein Obagi sent the Company an arbitration demand before JAMS (formerly Judicial Arbitration and Mediation Services) in Los Angeles, California in which the claimants claim breaches of the 2006 Services Agreement and 2006 Separation and Release Agreement between the Company and the claimants and various breaches of common law, California law, and federal law, including failure to pay certain retainer, marketing and reimbursement funds, failure to pay royalties allegedly due, failure to consult before developing and marketing new products, failure to pursue certain business strategies, threatening to invoke unenforceable and inapposite non-competition clauses in the Company’s contracts with Zein Obagi, threatening and interfering with the claimants’ business opportunities, threatening to enforce nonexistent trademark and service mark rights, and wrongfully depriving the claimants of both their rights to pursue business opportunities and also their trademark rights.  Claimants seek actual and consequential damages of tens of “millions of dollars” and other damages in an unspecified amount, restitution of monies wrongfully obtained in an unspecified amount, prejudgment interest, attorneys’ fees and costs, declaratory judgment and assignment of certain trademarks from the Company to Dr. Obagi.  The Company has filed an answer to the Demand for Arbitration denying the allegations and asserting various counterclaims.  Discovery in this matter has commenced and is ongoing.  The Company is defending against these claims vigorously.

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

    From time to time, the Company is involved in other litigation and legal matters or disputes in the normal course of business.  Management does not believe that the outcome of any of these other matters at this time will have a material adverse effect on the Company's business, consolidated financial position, results of operations or cash flows.

Employment Agreements

    On March 11, 2010, the Compensation Committee of the Company’s Board of Directors approved an amendment to the employment agreement of Steven R. Carlson, the Company’s President and Chief Executive Officer, to make his agreement consistent with the amended and restated agreements of all other executive officers entered into in June 2009. The amendment provides that, in the event of a change in control in which the consideration that is paid is solely cash, all options and other equity awards issued to Mr. Carlson after January 1, 2009 will vest in full, and all options will become exercisable immediately prior to such change in control.  In the event of a change in control where

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

the consideration is stock or a combination of stock and cash, Mr. Carlson's options and other equity instruments granted after January 1, 2009 will continue to vest and become exercisable in accordance with the provisions of the existing agreements governing those awards.  The amendment did not in any way affect the acceleration provisions of any options granted to Mr. Carlson prior to January 1, 2009, which continue to be governed by their provisions.

Note 8: Reserves for International Distributor

    As a result of events which occurred during the three months ended June 30, 2010, the Company recognized $662 in charges related to a non-performing international distributor.  The charges are composed of a $151 reserve on inventory shipped to the distributor, for which no revenue was recognized, and a $511 reserve on the distributor’s outstanding accounts receivable balance arising from sales made in prior periods.  Sales and gross profit associated with this distributor, who solely received product from the Company’s physician-dispensed operating segment, are not significant to the Company’s physician-dispensed operating segment’s results.

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

    Under the treasury stock method, the assumed proceeds calculation includes: (i) the actual proceeds to be received from the employee upon exercise, (ii) the average unrecognized compensation cost during the period, and (iii) any tax benefits that will be credited upon exercise to additional paid-in capital. The Company determines whether its windfall pool of available excess tax benefits is sufficient to absorb the shortfall. As of June 30, 2010, the Company did not have a shortfall and has determined that it has a sufficient windfall pool available.

    Basic and diluted earnings per common share were calculated using the following weighted average shares outstanding for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average shares outstanding - basic	21,982,815	22,013,728	21,948,035	22,029,214
Effect of dilutive stock options	301,459	9,083	270,030	7,994
Weighted average shares outstanding - diluted	22,284,274	22,022,811	22,218,065	22,037,208

    Diluted earnings per share do not include the impact of common stock options, unvested restricted stock units and unvested restricted stock totaling 485,667 for each of the three- and six-month periods ended June 30, 2010, and 1,844,485 for each of the three- and six-month periods ended June 30, 2009, as the effect of their inclusion would be anti-dilutive.

Note 10: Stock Options

    During the three and six months ended June 30, 2010, the Company's Board of Directors, through its Compensation Committee, granted 18,500 and 277,000 options, respectively, under the 2005 Stock Incentive Plan (the “2005 Plan”), to employees of the Company, including officers, with exercise prices ranging from $11.49 to $13.54 per share, which was equal to or greater than the fair value of the underlying common stock on the date of grant.  As of June 30, 2010, total unrecognized stock-based compensation expense related to unvested stock options was approximately $2,304, which is expected to be recognized over a weighted average period of approximately 2.27 years.

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

    During the year ended December 31, 2008, the Company launched SoluCLENZ, which was the only product that the Company dispensed through the pharmacy channel. On April 13, 2009, the Company announced it would no longer sell SoluCLENZ through the pharmacy channel.  As a result, the Company now operates its business on the basis of two reportable segments: (i) physician-dispensed and (ii) licensing.  The physician-dispensed segment includes a broad range of topical skin health systems and products that enable physicians to sell products to their patients to treat a range of skin conditions, including premature aging, photodamage, hyperpigmentation, acne, sun damage, rosacea and soft tissue deficits, such as fine lines and wrinkles. The licensing segment includes revenues generated from licensing arrangements with international distributors that specialize in the distribution and marketing of over-the-counter (“OTC”) medical-oriented products in the drug store, retail and aesthetic spa channels.  Sales and gross profit previously reported in the pharmacy Rx operating segment are now classified as physician-dispensed as part of the Therapeutic product category.  Segment information for periods has been reclassified to conform to the current presentation.

    Management evaluates its segments on a revenue and gross profit basis, which is presented below. The United States information is presented separately as the Company's headquarters reside in the United States. United States sales represented 85% and 81% of total consolidated net sales for the three months ended June 30, 2010 and 2009, respectively, and 85% and 83% of total consolidated net sales for the six months ended June 30, 2010 and 2009, respectively. No other country or single customer accounts for over 10% of total Company consolidated net sales.

    All of the Company's long-lived assets are located in the United States. The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales by segment
Physician-dispensed	$27,841	$24,636	$52,558	$46,497
Licensing	1,022	1,238	2,011	1,997
Net sales	$28,863	$25,874	$54,569	$48,494

Gross profit by segment
Physician-dispensed	$21,669	$19,424	$41,083	$36,257
Licensing	989	1,206	1,945	1,935
Gross profit	$22,658	$20,630	$43,028	$38,192

Geographic information
United States	$24,396	$20,985	$46,138	$40,213
International	4,467	4,889	8,431	8,281
Net sales	$28,863	$25,874	$54,569	$48,494

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales by product line
Physician-dispensed
Nu-Derm	$15,402	$14,002	$28,260	$25,909
Vitamin C	4,569	3,299	8,581	5,941
Elasticity	2,601	2,269	5,373	4,366
Therapeutic	1,963	2,086	3,578	4,790
Other	3,306	2,980	6,766	5,491
Total	27,841	24,636	52,558	46,497
Licensing	1,022	1,238	2,011	1,997
Total net sales	$28,863	$25,874	$54,569	$48,494

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

    In addition to historical information, this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or future financial performance, and include statements regarding our business strategy, timing of, and plans for, the introduction of new products and enhancements, future sales, market growth and direction, the effects of future regulations, litigation, competition, market share, revenue growth, operating margins and profitability. All forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results, expressed or implied, by these forward looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. These statements are only predictions and are based upon information available to us as of the date of this report. We undertake no ongoing obligation to update these forward-looking statements.

    Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the "Risk Factors" section of our 2009 Form 10-K and Item IA of Part II of this report on Form 10-Q. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

Overview and Recent Developments

    The following discussion is intended to help the reader understand the results of operations and financial condition of Obagi Medical Products, Inc. This discussion is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes thereto.

    We are a specialty pharmaceutical company that develops, markets and sells, and are a leading provider of, proprietary topical aesthetic and therapeutic prescription-strength skin care systems in the physician-dispensed market. Obagi® systems are designed to prevent and improve the most common and visible skin disorders in adult skin, including premature aging, photodamage, skin laxity, hyperpigmentation, acne, sun damage, rosacea and soft tissue deficits, such as fine lines and wrinkles.

    Current products.    Our primary product line is the Obagi Nu-Derm® System, which we believe is the leading clinically proven, prescription-based, topical skin health system on the market that has been shown to enhance the skin's overall health by correcting photodamage at the cellular level, resulting in a reduction of the visible signs of aging.

    The primary active ingredients in this system are 4% hydroquinone and OTC skin care agents. In April 2004, we introduced the Obagi-C Rx™ System consisting of a combination of prescription and OTC drugs and adjunctive cosmetic skin care products to treat skin conditions resulting from sun damage and the oxidative damage of free radicals. The central ingredients in this system are 4% hydroquinone and Vitamin C. In October 2005, we launched the Obagi Professional-C products, a complete line of proprietary, non-prescription products, which consists of Vitamin C serums used to reduce the appearance of damage to the skin caused by ultraviolet radiation and other environmental influences. In July 2006, we launched our Obagi Condition & Enhance® System, for use in conjunction with commonly performed surgical and non-surgical cosmetic procedures. In October 2006, we launched our first product in the ELASTIderm® product line, an eye cream for improving the elasticity and skin tone around the eyes. We introduced the CLENZIderm M.D.™ system and a second product in the ELASTIderm product line to address acne and skin elasticity around the eye, respectively, based on positive interim clinical results, in February 2007. In July 2007, we launched our second system in the CLENZIderm M.D. line, CLENZIderm M.D. System II, which is specifically formulated for normal to dry skin. In August 2007, we launched two new Nu-Derm Condition & Enhance Systems.  One is designed specifically for use with non-surgical procedures while the other has been developed for use with surgical procedures.  In February 2008, we launched ELASTIderm Décolletage, a system to treat skin conditions resulting from sun damage and improve the elasticity and skin tone for the neck and chest area. In January 2009, we launched Obagi Rosaclear®, a system to treat the symptoms of rosacea.  In September 2009, we also began offering Refissa™ by Spear, a FDA-approved 0.05% strength tretinoin with an emollient base that has a broad indication for treatment of fine facial lines, hyperpigmentation and tactile roughness. We also market tretinoin, used for the topical treatment of acne in the U.S., metronidazole, used for the treatment of rosacea in the U.S., and Obagi Blue Peel® products, used to aid the physician in the application of skin peeling actives.

    Future products.    We currently focus our research and new product development activities on improving the efficacy of established prescription and OTC therapeutic agents by enhancing the penetration of these agents across the skin barrier using our proprietary technologies collectively known as Penetrating Therapeutics™.  However, no assurance can be given that we will be able to introduce any additional systems using these technologies.

    U.S. distribution.    We market all of our products through our direct sales force in the United States primarily to plastic surgeons, dermatologists and other physicians who are focused on aesthetic skin care.

    Aesthetic skin care.    As of June 30, 2010, we sold our products to over 6,300 physician-dispensing accounts in the United States, with no single customer accounting for more than 10% of our net sales. Our current products are not eligible for reimbursement from third-party payors such as health insurance organizations. We generated U.S. net sales of $24.4 million and $21.0 million during the three months ended June 30, 2010 and 2009, respectively, and $46.1 million and $40.2 million during the six months ended June 30, 2010 and 2009, respectively.

    International distribution.    We market our products internationally through 20 international distribution and two licensing partners that have sales and marketing activities in 46 countries outside of the United States. Our distributors use a model similar to our business model in the United States, selling our products through direct sales representatives to physicians, or through alternative distribution channels depending on regulatory requirements and industry practices. We generated international net sales of $3.4 million and $3.7 million during the three months ended June 30, 2010 and 2009, respectively, and $6.4 million and $6.3 million during the six months ended June 30, 2010 and 2009, respectively.

    Licensing.    We market our products in the Japanese retail markets through license agreements with Rohto. Under our agreements, Rohto is licensed to manufacture and sell a series of OTC products under the Obagi brand name in the Japanese drug store channel, and we receive a royalty based upon sales of Obagi branded products in Japan by Rohto. Rohto's Obagi branded products are sold through approximately 6,300 high-end drug stores. We have other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel. We receive royalties based upon these arrangements. We generated licensing revenue of $1.0 million and $1.2 million during the three months ended June 30, 2010 and 2009, respectively, and $2.0 million for each of the six month periods ended June 30, 2010 and 2009.

    Exit of pharmacy channel.  In August 2008, we entered the pharmacy channel for the first time by launching SoluCLENZ® Rx Gel, a solubilized benzoyl peroxide gel for the treatment of acne, which was available only by prescription.  However, after closely monitoring the progress of the launch and weekly sales data, we determined that the distribution of a single prescription product through the pharmacy channel and the ongoing investment to support that channel had become cost-prohibitive. Accordingly, on April 13, 2009, we announced that we would no longer sell SoluCLENZ in the pharmacy channel.

    In connection with the exit of the pharmacy channel, during the three and six months ended June 30, 2009, we recorded charges approximating $0.4 million and $0.8 million, respectively, related to contractual deposits, obsolete selling materials and other contract termination fees (included within “Selling, general and administrative expenses” in the Unaudited Condensed Consolidated Statements of Income). In addition, during the three months ended March 31, 2009, we reserved approximately $0.4 million in inventory (included within “Cost of sales” in the Unaudited Condensed Consolidated Statements of Income).

    Results of operations.    We commenced operations in 1997, and as of June 30, 2010, we had accumulated earnings of $22.9 million. We reported net income of $3.1 million and $2.8 million for the three months ended June 30, 2010 and 2009, respectively, and $5.0 million and $3.5 million for the six months ended June 30, 2010 and 2009, respectively.

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

    Economy.    Many treatments in which our products are used are considered cosmetic in nature, are typically paid for by the patient out of disposable income and are generally not subject to reimbursement by third-party payors such as health insurance organizations. As a result, we believe that our current and future sales growth may be influenced by the economic conditions within the geographic markets in which we sell our products. During the first three quarters of the year ended December 31, 2009, the economic conditions within the U.S. had a negative impact on our revenue growth performance.  Although we experienced improvement in revenue growth in the fourth quarter of 2009 and the first and second quarters of 2010, with net sales of $30.7 million, $25.7 million and $28.9 million, respectively, as compared to net sales of $25.4 million, $22.6 million and $25.9 million for the fourth quarter of 2008 and the first and second quarters of 2009, respectively, we cannot predict the timing, strength or duration of any economic recovery, and cannot assure you that the improvement in revenue growth experienced in the fourth quarter of 2009 and the first and second quarters of 2010 will be sustainable.  We believe that the recent economic recovery has led to increased patient visits to physician offices for aesthetic procedures.  However, at this time, it is extremely difficult to measure the duration, strength, geographic and financial impact of the economic recovery and its longer-term impact on our product sales, but we will continue to monitor it closely.  We do believe that some of the negative impact experienced during the majority of 2009 was partially offset due to the following: (i) we are the leader in the physician-dispensed market; (ii) the aesthetic nature of our products; (iii) the lower price point of our products compared to other aesthetic products in our market; (iv) the desire to maintain a healthy and youthful appearance; and (v) the demographics of the patients who use our products.

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

Critical accounting policies and use of estimates

    Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, sales and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to revenue recognition, sales returns and allowances, accounts receivable, inventory, goodwill and other intangible assets. We use historical experience and other assumptions as the basis for making estimates. By their nature, these estimates are subject to an inherent degree of uncertainty. As a result, we cannot assure you that future actual results will not differ significantly from estimated results.

    We believe that the estimates, assumptions and judgments involved in revenue recognition, sales returns and allowances, accounts receivable, inventory, goodwill and intangible assets, stock-based compensation and accounting for income taxes have the greatest potential impact on our unaudited condensed consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. However, it is possible that the actual results we experience may differ materially and adversely from our estimates in the future. There have been no material changes to the critical accounting estimates associated with these policies as described in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2009 Form 10-K, other than as set forth below.

    Accounts receivable.    We perform periodic credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current creditworthiness, as determined by our review of current credit information. Receivables are generally due within 30 days. However, the recent economic downturn and ongoing tightening of credit in financial markets has, in some cases, adversely impacted our customers’ cash flow and ability to access sufficient credit in a timely manner, which, in turn, has impacted their ability to make timely payments to us. In light of these circumstances, and in order to remain competitive in the marketplace, for certain selected customers who we deemed to be credit worthy based upon their prior payment history, we extended our standard payment terms to net 60 days for selected product purchases made in connection with specific sales promotion programs. Such extension did not represent a permanent change to the payment terms for such customers but, rather, was applicable only to those specified purchases made by such customers in connection with the related sales promotion. We deem a receivable to be past due when it has not been paid in accordance with the terms of the applicable invoice (e.g., net 30 days or net 60 days) prepared at the time of sale.  Accounts receivable, net of allowance for doubtful accounts and sales returns, were $22,165 and $24,240 as of June 30, 2010 and December 31, 2009, respectively. Of these amounts, 81.0%, or $17,961, and 81.6%, or $19,773, were deemed current as of June 30, 2010 and December 31, 2009, respectively. The percentage of accounts receivable deemed more than 90 days past due as of June 30, 2010 and December 31, 2009 was 2.6% and 2.3%, respectively. The percentage of accounts receivable deemed more than 180 days past due as of June 30, 2010 and December 31, 2009 was 0.0% for both periods.

    We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical write-offs as a percentage of sales less licensing fees, adjusted specifically for accounts that are past due, non-performing, in bankruptcy or otherwise identified as at risk for potential credit loss.  Receivables are charged to the allowance for doubtful accounts when an account is deemed to be uncollectible, taking into consideration the financial condition of the customer and the value of any collateral.  During the six months ended June 30, 2010 we increased our allowance for doubtful accounts to $2.1 million, from $1.5 million at December 31, 2009.  The increase was primarily related to a non-performing international distributor (see Note 8 in our Notes to Unaudited Condensed Consolidated Financial Statements).  Recoveries of receivables previously charged off as uncollectible are credited to the allowance. On an annual basis, customers with significant purchases are reviewed for their credit worthiness.  If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments and this exceeds our estimates as of the balance sheet date, we would need to charge additional receivables to our allowances, and our financial position, results of operation and cash flow would be negatively impacted. Our credit losses have historically been within our expectations and the allowance established.

Results of operations

The three months ended June 30, 2010 compared to the three months ended June 30, 2009

    Net sales.    The following table compares net sales by product line and certain selected products for the three months ended June 30, 2010 and 2009.  Our sales previously reported in the pharmacy Rx operating segment are now classified as physician-dispensed as part of the Therapeutic product category.  Financial information for prior periods has been reclassified to conform to the current presentation.

	Three Months Ended June 30,
	2010	2009	Change
	(in thousands)
Net Sales by Product Category:
Physician-dispensed
Nu-Derm	$15,402	$14,002	10%
Vitamin C	4,569	3,299	38%
Elasticity	2,601	2,269	15%
Therapeutic	1,963	2,086	-6%
Other	3,306	2,980	11%
Total	27,841	24,636	13%
Licensing fees	1,022	1,238	-17%
Total net sales	$28,863	$25,874	12%

United States	85%	81%
International	15%	19%

    Net sales increased by $3.0 million to $28.9 million during the three months ended June 30, 2010, as compared to $25.9 million during the three months ended June 30, 2009. Overall, we believe our growth during the three months ended June 30, 2010 is primarily due to the increased consumer confidence in the U.S. economy during the quarter, the launch of new products and the average price increase of 4% on our products implemented on January 1, 2010.

    Physician-dispensed sales increased $3.2 million to $27.8 million during the three months ended June 30, 2010, as compared to $24.6 million during the three months ended June 30, 2009.  Over 50% of the growth experienced during the three months ended June 30, 2010 was due to an increase in volume of our core product offerings.  We experienced an increase in the majority of our product categories as follows:  (i) an increase in Nu-Derm sales of $1.4 million; (ii) an increase in Vitamin C sales of $1.3 million, of which $0.4 million is attributable to our normal to oily line extension of Obagi C-Rx launched in January 2010; (iii) an increase in Elasticity sales of $0.3 million; and (iv) an increase in the Other category of $0.3 million. The growth in the Other category was primarily attributable to the launch of Refissa in September 2009, which contributed $0.4 million. These increases were partially offset by a decrease in the Therapeutic category of $0.1 million. The decline in the Therapeutic category was primarily due to the increased promotional activity surrounding the launch of our Rosaclear product in January 2009 and our exit of the pharmacy channel in April 2009.  Licensing fees decreased by $0.2 million due to decline in unit sales by our Japanese partner Rohto during the three months ended June 30, 2010.

    Our aggregate sales growth was primarily composed of a $3.4 million increase in U.S. sales, offset in part by a decline of $0.4 million from our International markets and licensing fees. The decline in International sales was primarily in the Elasticity, Other and Nu-Derm product categories and was principally a result of decreases in the Far East and the Middle East regions of $0.3 million and a $0.2 million, respectively; these declines were partially offset by increases in Europe and Other and the Americas regions of $0.2 million and $0.1 million, respectively. As noted above, our licensing fees decreased $0.2 million.

    Despite the growth we have experienced during the fourth quarter of 2009 and the first and second quarters of 2010, we believe that until we see continued stabilization in the global economy, our future net sales could be negatively impacted.

    Gross margin percentage.    Overall, our gross margin percentage decreased to 78.5% for the three months ended June 30, 2010, as compared to 79.7% for the three months ended June 30, 2009.  The overall decrease was primarily attributable to a decline in gross margin for our physician-dispensed segment, which decreased to 77.8% as compared to 78.8% for the same period last year.  The decline was primarily a result of: (i) a $0.3 million increase in product costs, largely in our Other product category; (ii) a $0.3 million reserve on short-dated product in our Therapeutic product category; and (iii) a $0.2 million reserve on inventory shipped to a non-performing international distributor, for which no revenue was recognized; offset partially by (i) an average price increase of 4% on our products implemented on January 1, 2010; and (ii) higher sales volumes primarily in our Nu-Derm and Vitamin C product categories.  Gross margin for our licensing segment decreased to 96.8% as compared to 97.4% for the same period last year.  The decline was primarily due to a $0.2 million decrease in our licensing fees revenue during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

    Selling, general and administrative.    Selling, general and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock-based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expense and other selling expenses. Selling, general and administrative expenses increased $1.7 million to $16.5 million during the three months ended June 30, 2010, as compared to $14.8 million for the three months ended June 30, 2009. This increase was primarily due to the following: (i) a $1.2 million increase in professional fees, consisting primarily of legal fees; (ii) a $0.5 million increase in bad debt expense primarily related to a non-performing international distributor; (iii) a $0.5 million increase in other marketing expenses; (iv) a $0.2 million increase in other expenses; (v) a $0.1 million increase in advertising expenses; and (vi) a $0.1 million increase in expenses related to our third party logistics provider.  These increases were partially offset by: (i) a $0.7 million decrease in SoluCLENZ-related expenses as a result of our exit from the pharmacy channel, which includes $0.4 million in contract termination costs and $0.3 million due to the wind-down of distribution and support of the product in the pharmacy channel; (ii) a $0.1 million decrease in noncash compensation; and (iii) a $0.1 million decrease in depreciation and amortization.  As a percentage of net sales, selling, general and administrative expense was 57% for each of the three-month periods ended June 30, 2010 and 2009.

    Research and development.    Research and development decreased $0.3 million to $1.0 million for the three months ended June 30, 2010 as compared to $1.3 million for the three months ended June 30, 2009. This was primarily due to a $0.2 million decrease in expenses related to the development of new products and a $0.1 million decrease in salaries and related expenses. As a percentage of net sales, research and development was 3% as compared to 5% for the three months ended June 30, 2009, respectively.

    Loss on dissolution of foreign subsidiary.  On June 10, 2010, we dissolved our majority owned subsidiary, Obagi Singapore.  As a result of the dissolution, we recognized a loss on dissolution of foreign subsidiary of $80 during the three months ended June 30, 2010, which represented the accumulated other comprehensive loss on our consolidated balance sheet as of June 10, 2010.

    Interest income and Interest expense.    Interest income declined to $29,000 for the three months ended June 30, 2010 from $53,000 for the three months ended June 30, 2009.  We earn interest income from the investment of our cash balance into higher interest-yielding certificates of deposit. Although our average cash and cash equivalents, including short-term investments, increased from $22.8 million for the three months ended June 30, 2009 to $40.6 million for the three months ended June 30, 2010, our weighted average interest rate decreased from 0.86% during the three months ended June 30, 2009 to 0.28% during the three months ended June 30, 2010. Interest expense was $2,000 during the three months ended June 30, 2010, as compared to $18,000 for the three months ended June 30, 2009.

    Income taxes.    Income tax expense increased $0.3 million to $2.1 million for three months ended June 30, 2010, as compared to $1.8 million for the three months ended June 30, 2009. Our effective tax rate was 39.9% for the three months ended June 30, 2010 and 38.4% for the three months ended June 30, 2009.  The increase in the effective rate is primarily due to the impact of the 2009 research and development credit accounted for during the three months ended June 30, 2009. As of June 30, 2010, the 2010 research and development tax credit had not yet been extended by Congress.

The six months ended June 30, 2010 compared to the six months ended June 30, 2009

    Net sales.    The following table compares net sales by product line and certain selected products for the six months ended June 30, 2010 and 2009. Our sales previously reported in the pharmacy Rx operating segment are now classified as physician dispensed as part of the Therapeutic product category.  Financial information for prior periods has been reclassified to conform to the current presentation.

	Six Months Ended June 30,
	2010	2009	Change
	(in thousands)
Net Sales by Product Category:
Physician-dispensed
Nu-Derm	$28,260	$25,909	9%
Vitamin C	8,581	5,941	44%
Elasticity	5,373	4,366	23%
Therapeutic	3,578	4,790	-25%
Other	6,766	5,491	23%
Total	52,558	46,497	13%
Licensing fees	2,011	1,997	1%
Total net sales	$54,569	$48,494	13%

United States	85%	83%
International	15%	17%

    Net sales increased by $6.1 million to $54.6 million during the six months ended June 30, 2010, as compared to $48.5 million during the six months ended June 30, 2009. Overall, we believe our growth during the six months ended June 30, 2010 is primarily due to the increased consumer confidence in the U.S. economy during the first half of 2010, the launch of new products and the average price increase of 4% on our products implemented on January 1, 2010.

    Physician-dispensed sales increased $6.1 million, to $52.6 million during the six months ended June 30, 2010, as compared to $46.5 million during the six months ended June 30, 2009.  Over 30% of the growth experienced during the six months ended June 30, 2010 was due to an increase in volume of our core product offerings.  We experienced an increase in the majority of our product categories as follows:  (i) an increase in Vitamin C sales of $2.6 million, of which $1.0 million is attributable to our normal to oily line extension of Obagi C-Rx launched in January 2010; (ii) an increase in Nu-Derm sales of $2.4 million; (iii) an increase in the Other category of $1.3 million; and (iv) an increase in Elasticity sales of $1.0 million. The growth in the Other category was primarily attributable to the launch of Refissa in September 2009, which contributed $1.0 million. These increases were partially offset by a decrease in the Therapeutic category of $1.2 million. The decline in the Therapeutic category was primarily due to the increased promotional activity surrounding the launch of our Rosaclear product in January 2009 and our exit of the pharmacy channel in April 2009.  Licensing fees remained fairly flat at $2.0 million during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009.

    Our aggregate sales growth was composed of a $5.9 million increase in the U.S. and a $0.2 million increase from our International markets and licensing fees. The increase in International sales was primarily in the Vitamin C and Nu-Derm product categories and was principally a result of increases in the Europe and Other and the Americas regions of $0.7 million and $0.2 million, respectively; these increases were partially offset by decreases in the Far East and Middle East regions of $0.5 million and $0.2 million, respectively.

    Despite the growth we have experienced during the fourth quarter of 2009 and the first and second quarters of 2010, we believe that until we see continued stabilization in the global economy, our future net sales could be negatively impacted.

    Gross margin percentage.    Overall, our gross margin percentage increased slightly to 78.9% for the six months ended June 30, 2010, as compared to 78.8% for the six months ended June 30, 2009.  The overall increase was primarily attributable to an improvement in gross margin for our physician-dispensed segment, which increased to 78.2% as compared to 78.0% for the same period last year.  The improvement was primarily a result of: (i) an increase in sales volumes primarily in our Nu-Derm and Vitamin C product categories; (ii) an average price increase of 4% on our products implemented on January 1, 2010; and (iii) a $0.5 million reduction in discounting promotional activities; partially offset by (i) a $0.4 million increase in product costs, largely in our Other product category; and (ii) a $0.2 million reserve on inventory shipped to a non-performing international distributor, for which no revenue was recognized.  Gross margin for our licensing segment decreased slightly to 96.7% as compared to 96.9% for the same period last year.

    Selling, general and administrative.    Selling, general and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock-based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expense and other selling expenses. Selling, general and administrative expenses increased $2.4 million to $32.6 million during the six months ended June 30, 2010, as compared to $30.2 million for the six months ended June 30, 2009. This increase was primarily due to the following: (i) a $1.9 million increase in professional fees, consisting primarily of legal fees; (ii) a $1.5 million increase in salaries and related expenses due to an increase in sales commissions and sales force headcount; (iii) a $0.5 million increase in bad debt expense primarily related to a non-performing international distributor; (iv) a $0.4 million increase in promotions and training expenses; (v) a $0.4 million increase in other marketing expenses; (vi) a $0.2 million increase in expenses related to our third party logistics provider; (vii) a $0.1 million increase in product development; and (viii) a $0.1 million increase in advertising expenses.  These increases were partially offset by: (i) a $2.2 million decrease in SoluCLENZ-related expenses as a result of our exit from the pharmacy channel, of which $1.4 million was due to the distribution and support of the product in the pharmacy channel and $0.8 million was due to the write-off of nonrefundable deposits and the accrual of other contract termination costs; (ii) a $0.2 million decrease in noncash compensation; (iii) a $0.2 million decrease in depreciation and amortization; and (iv) a $0.1 million decline in other expenses.  As a percentage of net sales, selling, general and administrative expense in the six months ended June 30, 2010 was 60% as compared to 62% for the six months ended June 30, 2009.

    Research and development.    Research and development decreased $0.4 million to $2.0 million for the six months ended June 30, 2010 as compared to $2.4 million for the six months ended June 30, 2009. This was primarily due to a $0.3 million decrease in expenses related to the development of new products and a $0.1 million decrease in salaries and related expenses. As a percentage of net sales, research and development was 4% as compared to 5% for the six months ended June 30, 2009, respectively.

    Loss on dissolution of foreign subsidiary.  On June 10, 2010, we dissolved our majority owned subsidiary, Obagi Singapore.  As a result of the dissolution, we recognized a loss on dissolution of foreign subsidiary of $80 during the six months ended June 30, 2010, which represented the accumulated other comprehensive loss on our consolidated balance sheet as of June 10, 2010.

    Interest income and Interest expense.    Interest income declined to $49,000 for the six months ended June 30, 2010 from $113,000 for the six months ended June 30, 2009.  We earn interest income from the investment of our cash balance into higher interest-yielding certificates of deposit. Although our average cash and cash equivalents, including short-term investments, increased from $21.1 million for the six months ended June 30, 2009 to $38.4 million for the six months ended June 30, 2010, our weighted average interest rate decreased from 1.18% during the six months ended June 30, 2009 to 0.34% during the six months ended June 30, 2010. Interest expense was $5,000 during the six months ended June 30, 2010, as compared to $36,000 for the six months ended June 30, 2009.

    Income taxes.    Income tax expense increased $1.1 million to $3.3 million for six months ended June 30, 2010, as compared to $2.2 million for the six months ended June 30, 2009. Our effective tax rate was 40.0% for the six months ended June 30, 2010 and 38.4% for the six months ended June 30, 2009.  The increase in the effective rate is primarily due to the impact of the 2009 research and development credit accounted for during the six months ended June 30, 2009. As of June 30, 2010, the 2010 research and development tax credit had not yet been extended by Congress.

Liquidity and capital resources

Trends and uncertainties affecting liquidity

    Our primary sources of liquidity are our cash generated by operations and availability under our revolving line of credit with Comerica Bank (the “Facility”).  As of June 30, 2010 we had approximately $42.8 million in cash and cash equivalents and short-term investments and $20.0 million available under the Facility.  We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to meet foreseeable liquidity requirements.  The following has impacted or is expected to impact liquidity:

•
on August 5, 2008, the Board of Directors gave us the authority to repurchase up to $10 million of our outstanding common shares in the open market, which expired on August 5, 2010. During the years ended December 31, 2008 and 2009, we purchased $4.0 and $1.3 million of our outstanding stock, respectively. We did not repurchase any of our stock during the three months or six months ended June 30, 2010;

•
although our days sales outstanding (“DSO”) has declined to 68 days at June 30, 2010, compared to 71 days at December 31, 2009, our allowance for doubtful accounts increased to $2.1 million as of June 30, 2010, as compared to $1.5 million as of December 31, 2009. The increase was primarily due to a $0.5 million reserve on the outstanding accounts receivable balance of a non-performing international distributor (see Note 8 in our Notes to Unaudited Condensed Consolidated Financial Statements); and

•
the legal costs associated with the litigation and arbitration demand involving us and Dr. Obagi and his affiliates (see Note 7 in our Notes to Unaudited Condensed Consolidated Financial Statements) are expected to approximate $2.0 million for each of the third and fourth quarters of 2010.

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

    The economic downturn in 2008 and through the majority of 2009 resulted in the tightening of credit in financial markets and has, in some cases, adversely impacted our customers’ cash flow and ability to access sufficient credit in a timely manner, which, in turn, has impacted their ability to make timely payments to us. In light of these circumstances in order to remain competitive in the marketplace, for certain selected customers who we deemed to be credit worthy based upon their prior payment history, we extended our standard payment terms from net 30 days to net 60 days for selected product purchases made in connection with certain sales promotion programs. Such extension does not represent a permanent change to the payment terms for such customers but, rather, is applicable only to specified purchases made by such customers in connection with the applicable sales promotion program. Sales of products having net 60 day payment terms represented 56% and 55% of our net sales for the three and six months ended June 30, 2010, respectively.

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

    As of June 30, 2010, we had no outstanding balance on the Facility.  As of December 31, 2009 and June 30, 2010, we were in compliance with all financial and non-financial covenants under the Facility.  We expect to be in compliance with both our non-financial and financial covenants during 2010; however, economic conditions or the occurrence of any of the events discussed under the section entitled “Risk Factors” in Part II, Item 1A in this Quarterly Report or in Part I, Item IA in our 2009 Form 10-K could cause noncompliance within our financial covenants.

    We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity. As of June 30, 2010 and December 31, 2009, we had approximately $64.6 million and $57.1 million, respectively, in working capital.  During the six months ended June 30, 2010, we invested approximately $0.1 million in capital expenditures, which largely consisted of software and IT upgrades.  For the remainder of 2010, we expect to spend approximately $0.9 million in capital expenditures, primarily related to IT upgrades and disaster recovery.  However, we expect to continue to moderate our investing activities in response to the current economic conditions.  We intend to maintain a strong balance sheet.

Cash requirements for our business

    Historically, we have generated cash from operations in excess of working capital requirements and through private and public sales of common stock. We currently invest our cash and cash equivalents in certificates of deposit with maturities no greater than one year. As of June 30, 2010 and December 31, 2009, we had approximately $42.8 million and $36.0 million, respectively, of cash and cash equivalents and short-term investments.

     On August 5, 2008, the Board of Directors authorized the repurchase of up to $10 million of our outstanding common shares, which expired on August 5, 2010.  The purchases were made in the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases were determined by management, at its discretion (as delegated by the Board), and were subject to economic and market conditions, stock price, applicable legal requirements and other factors.  During the year ended December 31, 2008, we purchased 627,367 shares of our outstanding stock for a cost of $4.0 million.  During the year ended December 31, 2009, we purchased 183,664 additional shares of our outstanding stock for a cost of $1.3 million.  No repurchases were made during the three and six months ended June 30, 2010.

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

Cash flow

Six months ended June 30, 2010.    For the six months ended June 30, 2010, net cash provided by operating activities was $6.4 million. The primary sources of cash were $5.0 million in net income, including the effect of: (i) adjusting for non-cash items;  (ii) a decrease in accounts receivable due to lower sales during the three months ended June 30, 2010 as compared to the three months ended December 31, 2009 and an improvement in DSO from 71 days at December 31, 2009 to 68 days at June 30, 2010; and (iii) a decrease in inventory due to an improvement in our inventory turns from 3.2 as of December 31, 2009 to 3.8 as of June 30, 2010; offset in part primarily by; (i) a decrease in accounts payable and other accrued liabilities through timing of purchasing and payments and due to reductions in our income taxes payable and accrued salaries and related balances; and (ii) an increase in prepaids and other current assets due to rebates earned on products in our Other product category.

    Net cash provided by investing activities was $2.6 million for the six months ended June 30, 2010. This was due to $3.0 million in short-term investments maturing during the six months ended June 30, 2010, partially offset by $0.4 million in investments in licenses and patent-related intellectual property and costs associated with software and IT upgrades during the six months ended June 30, 2010. We anticipate spending approximately $1.0 million in total for the year ending December 31, 2010 for capital expenditures primarily associated with IT upgrades and disaster recovery.

    Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2010.  This was primarily due to the proceeds received from the exercise of stock options, which was partially offset by the principal payments made on our capital lease obligations.

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

    Net cash used in financing activities was $1.3 million for the six months ended June 30, 2009. This was due to the purchase of $1.3 million of our outstanding stock during the year.

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

Interest rate risk

    Our interest income and expense is more sensitive to fluctuations in the general level of the U.S. prime rate and LIBOR interest rates than to changes in rates in other markets. Changes in U.S. LIBOR interest rates affect the interest earned on our cash and cash equivalents. At June 30, 2010, we had approximately $42.8 million of cash and cash equivalents and short-term investments. If the interest rates on our cash and cash equivalents and short-term investments were to increase or decrease by 1% for the year, annual interest income would increase or decrease by approximately $0.4 million.

Other risks

    Generally we have been able to collect our accounts receivable in the ordinary course of business.  We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. Our DSO decreased from 71 days at December 31, 2009 to 68 days at June 30, 2010.  We do not believe that our accounts receivable balance represents a significant credit risk based upon our past collection experience.

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

PART II

ITEM 1:   LEGAL PROCEEDINGS

    On January 7, 2010, ZO Skin Health, Inc., a California corporation, filed a complaint in the Superior Court of the State of California, County of Los Angeles:   ZO Skin Health, Inc. vs. OMP, Inc. and Obagi Medical Products, Inc. and Does 1-25; Case No. BC429414.  The complaint alleges claims against us for: (i) unfair competition; (ii) intentional interference with prospective economic advantage; (iii) negligent interference with prospective economic advantage; (iv) intentional interference with contract; and (v) promissory estoppel.  More specifically, the Plaintiff alleges that: we engaged in business practices, including the assertion of void and unlawful non-compete clauses in contracts with Zein Obagi, that violate California’s Unfair Competition Law and the California Business and Professional Code, Section 17200, et seq.; we intentionally and negligently interfered with plaintiff’s prospective economic advantage in relationship with Rohto and certain product distributors; we interfered with existing contracts between plaintiff and Rohto; and we allegedly did not provide certain promised assistance in connection with the alleged agreement between plaintiff and Rohto.  The plaintiff seeks injunctive relief, compensatory damages “measuring in the tens of millions of dollars” and other damages in an unspecified amount, punitive damages and costs of suit including attorneys’ fees.  We expect to file an answer in August 2010 denying the allegations in the complaint and may assert counterclaims.  Discovery in the action has commenced and is ongoing.  We are defending against this action vigorously.

    In addition, on or about January 7, 2010, Zein Obagi and his spouse, Samar Obagi, and the Zein and Samar Obagi Family Trust and certain other entities allegedly affiliated with Zein Obagi sent us an arbitration demand before JAMS (formerly Judicial Arbitration and Mediation Services) in Los Angeles, California in which the claimants claim breaches of the 2006 Services Agreement and 2006 Separation and Release Agreement  between us and the claimants and various breaches of common law, California law, and federal law, including failure to pay certain retainer, marketing and reimbursement funds, failure to pay royalties allegedly due, failure to consult before developing and marketing new products, failure to pursue certain business strategies, threatening to invoke unenforceable and inapposite non-competition clauses in our contracts with Zein Obagi, threatening and interfering with the claimants’ business opportunities, threatening to enforce nonexistent trademark and service mark rights, and wrongfully depriving the claimants of both their rights to pursue business opportunities and also their trademark rights.  Claimants seek actual and consequential damages of tens of “millions of dollars” and other damages in an unspecified amount, restitution of monies wrongfully obtained in an unspecified amount, prejudgment interest, attorneys fees and costs, declaratory judgment and assignment of certain trademarks from us to Dr. Obagi.  We have filed an answer to the Demand for Arbitration denying the claims and asserting various counterclaims.  Discovery in the action has commenced and is ongoing.  We are defending against these claims vigorously.

    If the ultimate outcome is unfavorable, these matters may have a material adverse effect on our consolidated financial position, results of operations and cash flows.  Regardless of the outcome, the costs of litigation will be substantial.

    From time to time, we are involved in other litigation and legal matters or disputes in the normal course of business.  Management does not believe that the outcome of any of these other matters at this time will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A:  RISK FACTORS

    In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part 1, "Item 1A, Risk Factors" in our Annual report on Form 10-K for the year ended December 31, 2009.

Risks Related to Our Business

We are subject to risks associated with doing business internationally.

    Our international sales currently depend upon the marketing efforts of and sales by certain distributors and licensees, particularly Rohto, a licensee of certain of our trademarks and products for the retail drug store channel in Japan, from whom we receive royalties that accounted for approximately 3% of our net sales for each of the three- and six-month periods ended June 30, 2010 and 4% of our net sales for each of the three- and six-month periods ended June 30, 2009, and approximately 4% of our gross margin for each of the three- and six-month periods ended June 30, 2010 and 5% of gross margin for each of the three- and six-month periods ended June 30, 2009. Because incremental costs associated with this agreement are minimal, a material decline in licensing revenues from or termination of this agreement would have a material adverse effect on our net income. While no other international distribution or license partner accounted for more than 5% of our net sales for each of the three- and six-month periods ended June 30, 2010 and 2009, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

•	adverse changes in tariff and trade protection measures;

•	unexpected changes or differences in foreign regulatory requirements;

•	potentially negative consequences from changes in tax laws;

•	the potential business failure of one or more of our distribution partners;

•	changing economic conditions in countries where our products are sold or manufactured;

•	exchange rate risks;

•	potential political unrest and hostilities;

•	differing degrees of protection for intellectual property; and

•	difficulties in coordinating foreign distribution.

    Any of these factors could adversely affect our business, financial condition and results of operations. We cannot assure you that we can successfully manage these risks or avoid their effects.

    During the three months ended June 30, 2010, we entered into discussions with a non-performing international distributor to renegotiate its distribution agreement and develop a payment schedule for the distributor’s outstanding accounts receivable balance due to us related to sales in prior periods.  This distributor has notified us that it believes we have violated certain provisions of the existing distribution agreement.  We believe such assertions are unfounded.  Should we fail to reach an agreement with respect to these matters, either of the parties may institute litigation asserting various breach of contract claims, including an action by us to collect the outstanding receivable balance and any other reasonable expenses incurred by us related to these collection efforts.  Additionally, we are exploring our legal alternatives to protect the inventory held by this distributor. Although we have recorded reserves in our financial statements for the inventory held by this distributor and for the outstanding receivables owed by this distributor, if legal action is commenced, we may incur material costs in prosecuting and potentially defending such action.

Risks Related to Regulatory Matters

New regulations could prohibit physicians from dispensing our products directly.

    In our primary market, the United States, we market our products and systems directly to physicians to dispense in their offices. Most of the products and systems we sell are dispensed by physicians directly to their patients in their offices, although some patients choose to have prescriptions for our tretinoin and metronidazole products filled by pharmacies instead of the treating physician in order to obtain insurance coverage for such products. Several of the products in our systems contain hydroquinone 4%, which is marketed and sold in compliance with the FDA's Compliance Policy Guide and is the chemical equivalent to a DESI II 4% hydroquinone drug that has been in the market since before 1962. They are not currently available by prescription in the pharmacy.  In the event recent discussions in several states result in changes in state regulations to limit or prohibit the ability of physicians to dispense our products directly to patients in their offices or change to limit or prevent our ability to distribute products directly through physicians, patients may be unable to obtain many of our products, as they are not currently available in pharmacies.  In addition, a few states have recently made inquiries of a few of our customers who also sell our prescription-based products to patients over the internet, questioning whether these practices are consistent with such states’ pharmacy licensure and physician dispensing rules.  An adverse outcome by any of these states against any of these customers may result in the inability of such customers (including other customers in the state) to continue selling our prescription-based products over the internet or at all. On November 13, 2009, we received a letter (the “Letter”) from the Texas Department of State Health Services (the “Agency”).  In the Letter, the Agency refers to inspections of certain retail businesses in Texas that were selling certain of our products.  In that regard, the Agency alleged that we are distributing unapproved new drug articles to these establishments in violation of certain Texas statutes.  We submitted our response to the Agency on or about January 11, 2010 indicating why we believe we are in compliance with the Texas statutes.  In June 2010, we had an in person meeting with officials from the Agency to further discuss its concerns.  On August 3, 2010, we submitted additional information to the Agency in response to the questions raised at the June meeting.  If patients are unable to purchase our products directly from physicians or our customers are prohibited from selling our products in their current manner or at all in Texas or other states, then both customers and patients may purchase less of our products than they otherwise would, which would harm our business.

Risks Related to Intellectual Property

If we are involved in intellectual property claims and litigation, the proceedings may divert our resources and subject us to significant liability for damages, substantial litigation expense and the loss of our proprietary rights.

    In order to protect or enforce our intellectual property rights, we may initiate litigation. In addition, others may initiate litigation related to intellectual property against us. Companies against whom we might initiate litigation or who might initiate litigation against us may be better able to sustain the costs of litigation because they have substantially greater resources. We may become subject to interference proceedings conducted in patent and trademark offices to determine the priority of inventions. There are numerous issued and pending patents in the skin care product field. The validity and breadth of such patents may involve complex legal and factual questions for which important legal principles may remain unresolved. If third parties file oppositions to our patent applications in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of our filed foreign patent applications. We also have worked with consultants in developing our intellectual property portfolio. To the extent any of these consultants are engaged in litigation involving intellectual property related to us, we may also become a party to such actions or otherwise be adversely affected by virtue of our relationships with the consultants.  For example, Jose Ramirez and JR Chem LLC ("JR"), a consultant who helped us develop certain of our products, was involved in a lawsuit that resulted in a settlement which purportedly limits our ability to further exploit and use the solubilized benzoyl peroxide technology currently incorporated in our CLENZIderm products.  To the extent we have license rights, as opposed to ownership rights to this technology, that license is an exclusive, worldwide license and right to use, research, develop, make or have made, modify or have modified, distribute or have distributed, import or have imported, sell, license and otherwise exploit such technology including, without limitation, any and all intellectual property rights therein throughout the world and the patent(s) and any products which fall under the patent(s) in the field of Skin Healthcare (as defined in the JR agreement). The settlement may directly conflict with these rights to this technology and purports to preclude us from modifying or otherwise exploiting this technology for uses other than as currently formulated in our CLENZIderm products in other methods of applicationin the field of Skin Healthcare.  It is our contention that any attempts by JR to limit our rights to exploit this technology is void and invalid.  We intend to notify JR of our position with respect to the implications of this settlement.

    In addition, we are currently undergoing contract negotiations with JR.  In January 2005, we entered into a Consulting Services and Confidentiality Agreement (the “JR Agreement”) with JR, under which, among other things, we hired JR to perform research and development activities including product formulation, product development and regulatory work, as detailed in various statements of work.  The initial term of the JR Agreement was for five years; however, in April 2010 we reached what we believed is an agreement in principle for amending the JR Agreement. Although that amendment was never executed, the parties have been operating under the terms of the agreement, as amended,  since June 2010.  We are currently in discussions on a variety of matters.  We have been advised by JR that it believes that certain of our products, including the ELASTIderm line of products and CLENZIderm, are covered by both issued and pending patents which JR contends are owned by it and which it believes are licensed to us under the JR Agreement.  JR contends that such license and our right to continue to sell such products will terminate if the JR Agreement terminates and contends that the fully negotiated amendment is not in effect.  We disagree with JR’s position on this issue and are seeking to resolve this and other issues in our current negotiations with JR.  As a result, we agreed to extend the JR Agreement through July 31, 2010 to facilitate these discussions even though all parties have been operating, and continue to operate, in all respects under the JR Agreement, as amended by the April agreement.  We continue to have ongoing discussions with JR.  Should we fail to reach agreement with respect to these current discussions, the parties could end up in a dispute regarding the ownership rights to these technologies, and our business, results of operations and financial condition could be adversely effected.  (See Part II, Item 5 “Other Information” – “Business – Certain Material Contracts – Jose Ramirez and JR Chem LLC” in this Quarterly Report for further information).

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

We have licensed eighteen patents, including patents related to our Vitamin C serums that we have licensed from Avon. We entered into our license with Avon in June 2003, for an initial three-year term, and the license is renewed year to year thereafter, at our option through the life of the last patent to expire (which will be in 2018). These licensed patents contain claims that cover our Obagi-C Rx C-Clarifying serum, Professional-C 5% serum, Professional-C 10% serum, Professional-C 15% serum and Professional-C 20% serum. If one or more of our licenses with Avon or licenses that we have with other parties terminate, or if we violate the terms of our licenses or otherwise lose our rights to these patents, we may be unable to continue developing and selling our products that are covered by claims in these patents. Our licensors or others may dispute the scope of our rights under any of these licenses. The licensors under these licenses may breach the terms of their respective agreements or fail to prevent infringement of the licensed patents by third parties.  Loss of any of these licenses for any reason could materially and adversely affect our financial condition and operating results.   See “Risk Factors – Risks Related to Intellectual Property:  If we are involved in intellectual property claims and litigation, the proceedings may divert our resources and subject us to significant liability for damages, substantial litigation expense and the loss of our proprietary rights” and Part II, Item 5, “Other Information” - “Business – Certain Material Contracts – Jose Ramirez and JR Chem LLC”  in this Quarterly Report for a description of current negotiations with JR.

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

    In addition, if we determine that our products do not incorporate the patented technology that we have licensed from third parties, or that one or more of the patents that we have licensed are not valid or are in fact owned by us, we may dispute our obligation to pay royalties to our licensors. Any dispute with a licensor could be complex, expensive and time-consuming and an outcome adverse to us could materially and adversely affect our business and impair our ability to commercialize our patent-licensed products.

Risks Related to Our Capital Requirements and Finances

Litigation, including the Litigation and Arbitration Demand Initiated By Dr. Zein Obagi and Affiliates, and Other Potential Disputes, Could Materially Impact our Financial Results.

    Substantial, complex or extended litigation could cause us to incur large expenditures, distract our management and disrupt our business. For example, if the recently initiated lawsuit by Dr. Zein Obagi, ZO Skin Health, Inc. and related affiliates, or any actions involving JR or our non-performing international distributor result in an unfavorable outcome, they may have a material adverse effect on our business, financial condition, results of operations and/or cash flows. In addition, substantial costs will likely be incurred regardless of the ultimate outcome. See Part I, Item 3 of this Quarterly Report, "Legal Proceedings," Note 7, "Litigation" in our Notes to Unaudited Condensed Consolidated Financial Statements and Part I, Item 5 of this Report, “Other Information” for information concerning these matters.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

    On August 5, 2008, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common shares over a period of two years, which expired August 5, 2010.  The purchases were made in the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing manner, price and amount of any repurchases were determined by management, at its discretion (as delegated by the Board), and were subject to economic and market conditions, stock price, applicable legal requirements and other factors.  As of June 30, 2010, $4.7 million was still authorized for the repurchase of shares. No repurchases were made during the three months ended June 30, 2010.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:   RESERVED

ITEM 5:  OTHER INFORMATION

Business

Sales and Marketing – International

    International markets accounted for 15% and 19% of our net sales for the three months ended June 30, 2010 and 2009, respectively, and 15% and 17% for the six months ended June 30, 2010 and 2009, respectively. We address international markets through 20 international distribution and two licensing partners that have sales and marketing activities in approximately 46 countries outside of the United States, and three trademark and know-how license agreements for the drug store and aesthetic spa channels in Japan. We target distribution partners who are capable and willing to mirror our sales and distribution model in the United States and who have an established business and reputation with physicians.  The products that we sell internationally are generally the same formulations as those sold in the United States; however, in some instances, formulations have been modified to comply with the regulatory requirements of certain countries.

    These distributors use a model similar to our business model in the United States, addressing their territories through direct sales representatives who sell to physicians, or through alternative distribution channels, depending on regulatory requirements and industry practices. The sale of skin health and restoration products through physician offices is not as widely established internationally as it is in the United States. For example, some of our more successful international distribution partners include our partners in Southeast Asia, the Middle East, the Philippines and North America (excluding the United States). In some of these territories, our partners utilize Obagi-branded medical centers to employ trained physicians for patient sales, as well as a training center to provide product and sales training to regional physicians and their staff. In addition, some of our distribution partners, such as our distributors in Mexico and Canada, leverage their existing complimentary product offerings to gain rapid account penetration for Obagi Systems in their territories. International sales are diversified, and our largest individual medical channel distribution partner purchased approximately $0.6 million and $1.0 million from us during the three and six months ended June 30, 2010, respectively.

    During the three months ended June 30, 2010, we entered into discussions with a non-performing international distributor to renegotiate its distribution agreement and develop a payment schedule for the distributor’s outstanding accounts receivable balance.  On August 4, 2010, we sent a letter to this distributor demanding payment in full of the outstanding amounts no later than September 3, 2010 and notifying it that should payment not be received , the agreement will terminate on that date.    In the event this distributor does not honor the payment demand and the agreement terminates, we may be required to institute legal action against this party to collect its outstanding receivable balance and any other reasonable expenses incurred by us related to these collection efforts and to confirm the parties rights and obligations under the contract.  Additionally, we are exploring our legal alternatives to protect the inventory held by this distributor. This distributor has advised us that it believes we have violated certain provisions of the existing distribution agreement and could initiate legal action against us.  We believe that its assertions are unfounded. (See Note 8 in our Notes to Unaudited Condensed Consolidated Financial Statements and “Risk Factors - Risks Related to Our Business - We are subject to risks associated with doing business internationally” in this Quarterly Report).

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

Certain Material Agreements – Jose Ramirez and JR

    Pursuant to a consultant services and confidentiality agreement with Jose Ramirez and JR (the “JR Agreement”) with Jose Ramirez and JR Chem LLC (“JR”), we have hired JR to perform research and development activities including product formulation, product development and regulatory work, as detailed in various statements of work. We agreed to pay JR a minimum annual fee of $100,000 per year for five years, commencing on January 1, 2005, plus reasonable and customary expenses incurred at our request, in connection with the provision of such services. We paid consulting fees and expenses totaling $1.6 million under the agreement for each of the years ended December 31, 2009, 2008 and 2007.

    Under the JR Agreement, we have a right of first refusal for the exclusive license of any and all of JR's inventions that he introduces to us and related to skin healthcare that are developed or reduced to practice by JR during the term of the agreement, but not in connection with certain service activities documented in the agreement that are not assignable to us or certain statements of work that we initiate with JR, which are assignable to us as described above.  In the event that we exercise this right and obtain such an exclusive license, we agreed to pay a tiered royalty to JR. We are entitled, however, to credit against such royalty payments a portion of the expenses we have incurred to develop and commercialize any product subject to the exclusive license. We paid JR an aggregate of approximately $0.3 million, $0.2 million and $0.2 million in royalty fees under the agreement for the years ended December 31, 2009, 2008 and 2007, respectively.  To the extent that we sublicense any of our rights under an exclusive license in exchange for only a license fee, we have agreed to pay JR a portion of any such license fee that we receive, subject to an annual cap and to our ability to credit against any amounts due to JR a portion of the research and development expenses we incurred in connection with the sublicense.  Any such sublicense would be subject to JR’s prior approval, which approval may not be unreasonably withheld.  We have negotiated a separate royalty arrangement for sales of our bi-mineral complex with Rohto.  Pursuant to our arrangement with Rohto, in December 2008, we amended the JR Agreement to modify the royalty rates paid to JR based on Rohto's sales of products containing the bi-mineral technology.

    The initial term of the JR Agreement was for five years, which began in January 2005.  Between January 1, 2010 and April 2010, at which time we reached what we believe is an agreement in principle for amending the JR agreement, we continued to operate under the original terms of the JR Agreement.  Although that amendment was never executed, the parties have been operating under the agreement, as amended, since June 2010.  The agreement, as amended, among other things, extended the term of the agreement through the end of 2010, eliminated the minimum annual fee, provided for increased fees to be paid for consulting services and provided that JR or an affiliate will provide consulting services for certain delineated projects on a project by project basis during the term. We have the right to terminate the agreement, as amended, upon written notice for any violation by JR of this agreement, as amended, unless JR is able to cure such violation within such 30 day period. We also have the right to immediately terminate the agreement, as amended, if JR is convicted of a felony or other crime involving material harm to our standing or reputation, for JR's nonfeasance or willful misconduct, for conduct that brings us into public disgrace or disrepute, or for continuous inattentiveness to JR's duties after written notice of the same. If we exercise our right to terminate the agreement, as amended, all of our obligations to JR, except for certain royalty obligations, shall cease immediately. However, many obligations of JR survive any such termination in a manner in which we believe will not impact our rights to the technology.

    We are currently in discussions with JR on a variety of matters. We have been advised by JR that it believes that certain of our products, including the ELASTIderm line of products and CLENZIderm, are covered by both issued and pending patents which JR contends are owned by it and which it believes are licensed to us under the JR Agreement.  JR contends that such license and our right to continue to sell such products will terminate if the JR Agreement terminates and contends that the fully negotiated amendment is not in effect.  We disagree with JR’s position on this issue and are seeking to resolve this and other issues in our current negotiations with JR.  As a result, we agreed to extend the JR Agreement through July 31, 2010 to facilitate these discussions even though all parties have been operating, and continue to operate, in all respects under the JR Agreement, as amended by the April agreement.  We continue to have ongoing discussions with JR.  Should we fail to reach agreement with respect to these current discussions, we could end up in a dispute with JR regarding the ownership rights to these technologies, and our business, results of operations and financial condition could be adversely effected.    See “Risk Factors – Risks Related to Intellectual Property - If we are involved in intellectual property claims and litigation, the proceedings may divert our resources and subject us to significant liability for damages, substantial litigation expense and the loss of our proprietary rights and We and our manufacturers and suppliers license certain technologies and patents from third parties. If these licenses are breached, terminated or disputed, our ability to commercialize products dependent on these technologies and patents may be compromised” in this Quarterly Report.

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

OBAGI MEDICAL PRODUCTS, INC.

Date: August 9, 2010	By:	/s/ STEVEN R. CARLSON
Steven R. Carlson
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2010	By:	/s/ PRESTON S. ROMM
Preston S. Romm
Chief Financial Officer
(Principal Financial Officer)