Form 10-Q
period 2010-09-30
Obagi Medical Products, Inc.
filed 2010-11-04
CIK 1375247

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

There were 22,036,515 shares of the registrant's common stock issued and outstanding as of October 29, 2010.

i

OBAGI MEDICAL PRODUCTS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I

ITEM 1:   FINANCIAL STATEMENTS

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009

Assets
Current assets
Cash and cash equivalents	$45,559	$30,215
Short-term investments	—	5,743
Accounts receivable, net	22,804	24,337
Inventories, net	4,266	6,228
Prepaid expenses and other current assets	6,369	4,533
Total current assets	78,998	71,056
Property and equipment, net	3,300	4,689
Goodwill	4,629	4,629
Intangible assets, net	4,740	4,936
Other assets	2,053	2,180
Total assets	$93,720	$87,490
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,334	$7,864
Current portion of long-term debt	2	18
Accrued liabilities	5,237	6,065
Total current liabilities	11,573	13,947
Other long-term liabilities	1,521	1,555
Total liabilities	13,094	15,502
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized,
22,862,324 and 22,748,218 shares issued and 22,036,515
and 21,912,857 shares outstanding at September 30, 2010
and December 31, 2009, respectively	23	23
Additional paid-in capital	61,470	59,505
Accumulated earnings	24,481	17,890
Treasury stock, at cost; 811,031 shares at September 30, 2010
and December 31, 2009	(5,348)	(5,348)
Accumulated other comprehensive loss	—	(82)
Total stockholders' equity	80,626	71,988
Total liabilities and stockholders' equity	$93,720	$87,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Income
(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$27,891	$24,899	$82,460	$73,393
Cost of sales	5,773	5,250	17,314	15,552
Gross profit	22,118	19,649	65,146	57,841
Selling, general and administrative expenses	18,061	13,610	50,705	43,850
Research and development expenses	1,474	1,114	3,476	3,492
Income from operations	2,583	4,925	10,965	10,499
Loss on dissolution of foreign subsidiary	—	—	(80)	—
Interest income	26	34	75	147
Interest expense	(2)	(17)	(7)	(53)
Income before provision for income taxes	2,607	4,942	10,953	10,593
Provision for income taxes	1,022	1,897	4,362	4,065
Net income	$1,585	$3,045	$6,591	$6,528

Net income attributable to common shares
Basic	$0.07	$0.14	$0.30	$0.30
Diluted	$0.07	$0.14	$0.30	$0.30

Weighted average common shares outstanding
Basic	22,027,822	21,912,707	21,974,926	21,989,952
Diluted	22,151,273	21,993,263	22,209,918	22,005,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands, except share and per share amounts)

	Common Stock		Additional	Accumulated	Treasury Stock		Accumulated Other
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Comprehensive Loss	Total

Balances, as of December 31, 2009	22,723,888	$23	$59,505	$17,890	(811,031)	$(5,348)	$(82)	$71,988
Comprehensive income:
Translation adjustment, net of tax effect ($1 expense)	—	—	—	—	—	—	2	2
Loss on dissolution of foreign subsidiary	—	—	—	—	—	—	80	80
Net income for the nine months ended September 30, 2010	—	—	—	6,591	—	—	—	6,591
Total comprehensive income								6,673
Proceeds from exercise of stock options	99,328	—	920	—	—	—	—	920
Issuance of vested restricted stock	24,330	—	—	—	—	—	—	—
Stock compensation expense	—	—	1,045	—	—	—	—	1,045
Balances, as of September 30, 2010	22,847,546	$23	$61,470	$24,481	(811,031)	$(5,348)	$—	$80,626

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$6,591	$6,528
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	1,513	1,878
Loss on disposal of assets	466	55
Loss on dissolution of foreign subsidiary	80	—
Provision for doubtful accounts	558	457
Write-off of prepaid rent	153	—
Write-off of prepaids and deposits related to SoluCLENZ	—	441
Stock compensation expense	1,045	1,352
Changes in operating assets and liabilities
Accounts receivable	975	(460)
Income taxes receivable	(1,182)	1,193
Inventories	1,962	276
Prepaid expenses and other current assets	(668)	10
Other assets	122	371
Accounts payable	(1,530)	1,196
Accrued liabilities	(729)	162
Amounts due to related parties	(99)	316
Other long-term liabilities	(34)	76
Net cash provided by operating activities	9,223	13,851
Cash flows from investing activities
Purchases of property and equipment	(166)	(885)
Purchase of other intangible assets	(362)	(346)
Purchase of short-term investments	—	(1,743)
Maturity of short-term investments	5,743	—
Net cash provided by (used in) investing activities	5,215	(2,974)
Cash flows from financing activities
Principal payments on capital lease obligations	(16)	(16)
Repurchase of common stock	—	(1,332)
Proceeds from exercise of stock options	920	—
Net cash provided by (used in) financing activities	904	(1,348)
Effect of exchange rate changes on cash and cash equivalents	2	(9)
Net increase in cash and cash equivalents	15,344	9,520
Cash and cash equivalents at beginning of period	30,215	13,938
Cash and cash equivalents at end of period	$45,559	$23,458

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to fairly state the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual periods and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") March 15, 2010 (the “2009 Form 10-K”). The Company prepared the unaudited condensed consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or any other period(s).

Dissolution of Foreign Subsidiary

On June 10, 2010, the Company dissolved its majority-owned subsidiary in Singapore, Obagi (S) Pte Ltd. (“Obagi Singapore”), with the approval of the Accounting and Corporate Regulatory Authority in Singapore.  As a result of the dissolution, the Company recognized a loss on dissolution of foreign subsidiary of $80 during the three months ended June 30, 2010, which represented the accumulated other comprehensive loss on the Company’s consolidated balance sheet as of June 10, 2010.  As Obagi Singapore was operationally dormant and had no assets, the dissolution did not result in a liquidation of assets to external parties, nor did it trigger an impairment analysis of any of the Company’s other asset balances.  The dissolution of Obagi Singapore did not have a significant impact on the Company’s consolidated financial statements.

Note 2: Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”), an amendment to Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures.  This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company adopted the provisions of ASU No. 2010-06 during the interim period ended March 31, 2010.  The adoption of ASU No. 2010-06 did not have a material effect on the Company’s consolidated financial statements.

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

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Note 3: Composition of Certain Financial Statement Captions

Property and Equipment

	September 30,	December 31,
	2010	2009

Furniture and fixtures	$737	$733
Computer software and equipment	4,232	4,357
Lab and office equipment	462	456
Leasehold improvements	2,654	4,201
Capital lease (office equipment)	47	115
Construction in progress	10	199
	8,142	10,061
Less accumulated depreciation and amortization	(4,842)	(5,372)
	$3,300	$4,689

During the three and nine months ended September 30, 2010, the Company recorded a loss on disposal of fixed assets of $352 and $463, respectively.   On September 2, 2010, the Company exercised its right to terminate the Agreement dated as of June 29, 2006 with Zein E. Obagi, MD Inc. ("Obagi Inc."), Zein Obagi ("Dr. Obagi" and, together with Obagi Inc., the "Obagi Entities"), Samar Obagi, the Zein and Samar Obagi Family Trust and Skin Health Properties, Inc. (the "Marketer") (collectively, the "Dr. Obagi Parties") effective as of October 4, 2010. See Note 6 for further discussion.  As a result of the termination, the Company determined that its lease agreement with the Marketer for certain property located in Beverly Hills, California was impaired resulting in the write-off of $258 in leasehold improvements during the three months ended September 30, 2010.

During the nine months ended September 30, 2009, the Company recorded a loss on disposal of fixed assets of $55. Losses on the disposal of fixed assets are reported as a component of “Selling, general and administrative expense.”

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

	September 30,	December 31,
	2010	2009

Raw materials	$942	$1,204
Finished goods	4,092	5,622
	5,034	6,826
Less reserve for inventories	(768)	(598)
	$4,266	$6,228

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Accrued Liabilities

	September 30,	December 31,
	2010	2009

Salaries and related benefits	$2,981	$3,280
Income taxes payable	—	1,159
Amounts due to related parties (Note 6)	6	105
Other	2,250	1,521
	$5,237	$6,065

As of September 30, 2010, other long-term liabilities of $705, $714, and $102 represented the long-term portion of the tenant improvement credit, deferred rent and the uncertain tax liability, respectively. As of December 31, 2009, other long-term liabilities of $780, $674, and $101 represented the long-term portion of the tenant improvement credit, deferred rent and the uncertain tax liability, respectively.

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

At September 30, 2010 and December 31, 2009, the carrying amounts and accumulated amortization of intangible assets were as follows:

	September 30, 2010			December 31, 2009
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value

Trademarks	$7,493	$(4,676)	$2,817	$7,458	$(4,398)	$3,060
Distribution rights	1,082	(1,074)	8	1,082	(1,049)	33
Covenant not-to-compete	—	—	—	931	(931)	—
Licenses	1,375	(974)	401	2,075	(1,520)	555
Other intangible assets	3,509	(1,995)	1,514	3,785	(2,497)	1,288
	$13,459	$(8,719)	$4,740	$15,331	$(10,395)	$4,936

During the three and nine months ended September 30, 2010, the Company wrote-off expired and fully amortized licenses and other intangible assets of $1,032 and $2,234, respectively, as well as legal expenses associated with abandoned trademarks, resulting in a loss on disposal of $1 and $3, respectively.  Amortization expense related to all intangible assets, including certain amounts reflected in cost of sales, for the three months ended September 30, 2010 and 2009 was $186 and $178, respectively, and for the nine months ended September 30, 2010 and 2009 was $555 and $595, respectively.

Note 5: Income Taxes

The Company had unrecognized tax benefits, all of which affect the effective tax rate if recognized, of $170 and $159 as of September 30, 2010 and December 31, 2009, respectively.  Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2010 and December 31, 2009, accrued interest related to uncertain tax positions was $19 and $12, respectively.

The tax years 2005-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Note 6: Related-Party Transactions

One of the Company’s largest stockholders, Dr. Obagi, was a 70% beneficial shareholder in Cellogique Corporation ("Cellogique"), one of the Company’s largest customers.  Effective March 20, 2009, Dr. Obagi sold his entire interest in Cellogique. As a result, after the quarter ended March 31, 2009, Cellogique is not considered a related party and no sales and related cost of sales amounts are included in the tables below for the three and nine months ended September 30, 2010 and 2009 after that date. In addition to his primary medical practice in Beverly Hills, California, Dr. Obagi is also a 75% owner of Obagi Dermatology – San Gabriel Annex, Inc. (“SGA”), which also purchases products from the Company. SGA is located in Southern California and caters to the local Chinese communities. Other than the ownership interest by Dr. Obagi, the Company is otherwise unrelated to SGA.

Total sales made to Dr. Obagi, Cellogique (through March 20, 2009) and SGA, and the related cost of sales for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$127	$165	$324	$643
Cost of sales	13	22	37	97

Combined amounts due from Dr. Obagi and SGA for product purchases at September 30, 2010 and December 31, 2009 are reflected in accounts receivable, net in the accompanying Unaudited Condensed Consolidated Balance Sheets as follows:

	September 30,	December 31,
	2010	2009
Due from Dr. Obagi	$18	$65
Due from SGA	59	32
	$77	$97

Amounts payable to Dr. Obagi, who owned approximately 6.9% of the Company's outstanding stock as of September 30, 2010, for contractual payment or other services was $100 as of December 31, 2009, and is reflected in accrued liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Amounts payable to Stonington Partners, Inc., the Company's largest stockholder owning approximately 21.4% of the Company's outstanding stock as of September 30, 2010, for expense reimbursement was $6 and $5 as of September 30, 2010 and December 31, 2009, respectively, and is reflected in accrued liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Termination of 2006 Services Agreement

On September 2, 2010, the Company, exercised its right to terminate the agreement dated as of June 29, 2006 (“Agreement”) with the Dr. Obagi Parties, effective as of October 4, 2010.  In connection with the termination of the Agreement, the Company accelerated the payment of $477 in certain fees and expenses (included within “Research and development expenses”) during the three months ended September 30, 2010, that otherwise would have been paid during the remainder of the original term, which was for five years and would have otherwise ended on June 29, 2011.  No additional amounts were paid to the Dr. Obagi Parties as a result of the termination.   In addition, as a result of the termination, the Company determined that its lease agreement with the Marketer was impaired resulting in the write-off of $258 in leasehold improvements at the Beverly Hills property and $153 in prepaid rent (included within “Selling, general and administrative expenses”).

Termination of the Agreement does not relieve the Dr. Obagi Parties from their obligations to comply with certain provisions of the Agreement, particularly as they relate to a limited trademark license to

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Obagi Inc. and/or the Marketer, the grant to the Company of a license to have access to and utilize accounts, customer lists and other customer information and data developed in connection with the Agreement, the protection of the Company’s intellectual property rights and other additional confidential information of the Company, nor does it affect the Company’s ownership of trademarks and other intellectual property rights.

The Company and the Dr. Obagi Parties (and certain entities affiliated with the Dr. Obagi Parties) are currently engaged in pending litigation and other legal matters. See Note 7 for a detailed description of such pending litigation and other legal matters.

Note 7: Commitments and Contingencies

Debt Compliance

As of September 30, 2010 and December 31, 2009, the Company did not have an outstanding balance on its credit facility entered into in November 2008.  However, as of January 31, 2009, the Company was not in technical compliance with its non-financial covenant requiring it to submit a listing of intellectual property to the lender each month.  On February 18, 2009, a waiver was obtained by the Company for January 31, 2009. As of December 31, 2009, the Company was in compliance with all other financial and non-financial covenants.  As of September 30, 2010, the Company was in compliance with all financial and non-financial covenants.  The credit agreement underlying the credit facility was amended and restated in November 2010. See Note 12 for further discussion.

Employment Agreements

On March 11, 2010, the Compensation Committee of the Company’s Board of Directors approved an amendment to the employment agreement, as amended, of Steven R. Carlson, the Company’s former President and Chief Executive Officer (see Note 12 for further discussion), to make his agreement consistent with the amended and restated agreements of all other executive officers entered into in June 2009. The amendment provided that, in the event of a change in control in which the consideration that is paid was solely cash, all options and other equity awards issued to Mr. Carlson after January 1, 2009 would vest in full, and all options would become exercisable immediately prior to such change in control.  In the event of a change in control where the consideration was stock or a combination of stock and cash, Mr. Carlson's options and other equity instruments granted after January 1, 2009 would continue to vest and become exercisable in accordance with the provisions of the existing agreements governing those awards.  The amendment did not in any way affect the acceleration provisions of any options granted to Mr. Carlson prior to January 1, 2009, which continued to be governed by their provisions.

Litigation

On January 7, 2010, ZO Skin Health, Inc., a California corporation, filed a complaint in the Superior Court of the State of California, County of Los Angeles:   ZO Skin Health, Inc. vs. OMP, Inc. and Obagi Medical Products, Inc. and Does 1-25; Case No. BC429414.  The complaint alleges claims against the Company for: (i) unfair competition; (ii) intentional interference with prospective economic advantage; (iii) negligent interference with prospective economic advantage; (iv) intentional interference with contract; and (v) promissory estoppel.  More specifically, the plaintiff alleges that: the Company engaged in business practices, including the assertion of void and unlawful non-compete clauses in contracts with Zein Obagi, that violate California’s Unfair Competition Law and the California Business and Professional Code, Section 17200, et seq.; the Company intentionally and negligently interfered with plaintiff’s prospective economic advantage in relationship with Rohto Pharmaceutical Co., Ltd. (“Rohto”) and certain product distributors; the Company interfered with existing contracts between plaintiff and Rohto; and the Company allegedly did not provide certain promised assistance in connection with the alleged agreement between plaintiff and Rohto.  The plaintiff seeks injunctive relief, compensatory damages “measuring in the tens of millions of dollars” and other damages in an unspecified amount, punitive damages and costs of suit, including attorneys’ fees.  The Company has answered the complaint and denied the allegations in that pleading. In addition, the Company has asserted counterclaims against the plaintiff.  Discovery in the action has commenced and is ongoing.   The Company is defending against this action vigorously.

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

Note 8: Reserves for International Distributor

As a result of events that occurred during the three months ended June 30, 2010, the Company recognized $662 in charges related to a non-performing international distributor.  The charges are composed of a $151 reserve on inventory shipped to the distributor, for which no revenue was recognized, and a $511 reserve on the distributor’s outstanding accounts receivable balance arising from sales made in prior periods.  Sales and gross profit associated with this distributor, who solely received product from the Company’s physician-dispensed operating segment, are not significant to the Company’s physician-dispensed operating segment’s results.

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

Under the treasury stock method, the assumed proceeds calculation includes: (i) the actual proceeds to be received from the employee upon exercise, (ii) the average unrecognized compensation cost during the period, and (iii) any tax benefits that will be credited upon exercise to additional paid-in capital. The Company determines whether its windfall pool of available excess tax benefits is sufficient to absorb the shortfall. As of September 30, 2010, the Company did not have a shortfall and has determined that it has a sufficient windfall pool available.

Basic and diluted earnings per common share were calculated using the following weighted average shares outstanding for the three and nine months ended September 30, 2010 and 2009:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average shares outstanding - basic	22,027,822	21,912,707	21,974,926	21,989,952
Effect of dilutive stock options	123,451	80,556	234,992	15,769
Weighted average shares outstanding - diluted	22,151,273	21,993,263	22,209,918	22,005,721

Diluted earnings per share does not include the impact of common stock options, unvested restricted stock units and unvested restricted stock totaling 1,351,029 and 1,221,561 for the three months ended September 30, 2010 and 2009, respectively, and 781,667 and 1,520,559 for the nine months ended September 30, 2010 and 2009, respectively, as the effect of their inclusion would be anti-dilutive.

Note 10: Stock Options

During the three and nine months ended September 30, 2010, the Company's Board of Directors, through its Compensation Committee, granted 81,000 and 358,000 options, respectively, under the 2005 Stock Incentive Plan, as amended (the “2005 Plan”), to employees of the Company, including officers, with exercise prices ranging from $11.48 to $13.54 per share, which was equal to or greater than the fair value of the underlying common stock on the date of grant.  As of September 30, 2010, total unrecognized stock-based compensation expense related to unvested stock options was approximately $2,560, which is expected to be recognized over a weighted average period of approximately 2.14 years.

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

Management evaluates its segments on a revenue and gross profit basis, which is presented below. The United States information is presented separately as the Company's headquarters reside in the United States. United States sales represented 83% and 81% of total consolidated net sales for the three months ended September 30, 2010 and 2009, respectively, and 84% and 82% of total consolidated net sales for the nine months ended September 30, 2010 and 2009, respectively. No other country or single customer accounts for over 5% of total Company consolidated net sales.

All of the Company's long-lived assets are located in the United States. The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales by segment
Physician-dispensed	$26,687	$23,357	$79,245	$69,854
Licensing	1,204	1,542	3,215	3,539
Net sales	$27,891	$24,899	$82,460	$73,393

Gross profit by segment
Physician-dispensed	$20,946	$18,138	$62,029	$54,395
Licensing	1,172	1,511	3,117	3,446
Gross profit	$22,118	$19,649	$65,146	$57,841

Geographic information
United States	$23,155	$20,256	$69,293	$60,469
International	4,736	4,643	13,167	12,924
Net sales	$27,891	$24,899	$82,460	$73,393

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales by product line
Physician-dispensed
Nu-Derm	$14,917	$13,120	$43,177	$39,029
Vitamin C	3,849	2,771	12,430	8,712
Elasticity	2,628	2,362	8,001	6,728
Therapeutic	1,805	1,800	5,383	6,590
Other	3,488	3,304	10,254	8,795
Total	26,687	23,357	79,245	69,854
Licensing	1,204	1,542	3,215	3,539
Total net sales	$27,891	$24,899	$82,460	$73,393

Note 12: Subsequent Events

Change in Management

Effective October 8, 2010 (the “Effective Date”), Steven R. Carlson, resigned as the Company’s President and Chief Executive Officer and as a member of its Board of Directors.  Mr. Albert F. Hummel, a member of the Company’s Board of Directors since 2005, has assumed the responsibilities as interim President and Chief Executive Officer effective as of October 8, 2010.  In connection with his appointment, he will be paid $500 per year, which is the same annual salary that was received by Mr. Carlson.  The Compensation Committee may make adjustments to Mr. Hummel’s compensation from time to time as it deems appropriate.

Mr. Hummel has resigned as a member of the Audit Committee, Compensation Committee, and as a member and Chairman of the Nominating Committee of the Company’s Board of Directors, but will remain a member of the Board of Directors.

Separation Agreement and Release

In connection with Mr. Carlson’s departure, the Company entered into a Separation Agreement and Release (“Separation Agreement”) with Mr. Carlson on October 15, 2010.  Pursuant to the terms of the Separation Agreement, Mr. Carlson will receive the payments and other benefits to which he would have otherwise been entitled had his employment been terminated without cause under the Employment Agreement, dated March 1, 2005, between the Company and Mr. Carlson as amended (“Employment Agreement”) (see Note 7).  As a result, on the Effective Date, Mr. Carlson received $66, representing his unpaid base salary through that date as well as accrued vacation pay.  On April 11, 2011, in accordance with the terms of the Employment Agreement, Mr. Carlson will also receive: (i) $750, which is equal to 18 months of his base salary, and (ii) $221 representing the pro rata portion of amounts otherwise payable to Mr. Carlson under the Company’s 2010 Performance Incentive Plan that had

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

been accrued as of the Effective Date. The Company will also pay for premiums for continuation of his health coverage under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for a period of up to 18 months.  In addition, the vesting of the 90,917 shares subject to options held by Mr. Carlson as of the Effective Date (equal to the number of shares subject to those options that would have vested over the 12 month period following the Effective Date) accelerated and such options became immediately exercisable with respect to those shares.

Although there were no provisions for repurchase of the options to purchase the Company’s common stock held by Mr. Carlson, under the Separation Agreement, the Company has agreed to make to Mr. Carlson, no later than November 8, 2010, a lump sum payment of $875 to extinguish all of his rights in all options to purchase shares of the Company’s common stock outstanding on the Effective Date, without regard to whether such options were then vested and exercisable, would have become exercisable or would have expired subsequent to the Effective Date.  The calculation of such lump sum amount was determined based upon the difference between $11.26 per share (the 90-day trailing average closing price of the Company’s common stock as of the Effective Date) and the exercise price in effect for each of the 541,835 vested and exercisable, in-the-money options held by Mr. Carlson on the Effective Date.  Upon payment of such lump sum, all of Mr. Carlson’s outstanding options will be canceled, terminated and returned to the plan pool.

The Separation Agreement contains a general release by Mr. Carlson of all claims against the Company and its affiliates, a reaffirmation of Mr. Carlson’s obligations under any confidentiality, trade secrets or proprietary information and inventions assignment agreements or undertakings that he has signed with the Company (including the confidentiality and inventions assignment provisions of the Employment Agreement), as well as a reaffirmation of Mr. Carlson’s obligation under the Employment Agreement not to solicit or recommend for employment any person employed by the Company or its affiliates for a period of 18 months following the Effective Date.  Mr. Carlson has also agreed to cooperate with the Company for the indefinite future in connection with certain pending litigation and other business matters in exchange for an hourly fee.

Secondary Offering

On October 26, 2010, the Company filed a registration statement on Form S-1 with the SEC relating to a proposed secondary offering of up to 6,247,154 shares of its common stock, par value $0.001 per share (the “Secondary Offering”).  All of the shares of common stock to be registered are previously issued and currently outstanding shares that will, to the extent such shares are offered and sold, be offered and sold by existing stockholders of the Company. The Company will not sell any shares in the offering and will not receive any of the proceeds from the sales of any of the shares.  The filing was made pursuant to the exercise of registration rights by a selling stockholder under the Investors'  Rights Agreement entered into in December 1997, as amended, between the Company and certain  stockholders (the “Investors’ Rights Agreement”).  Another stockholder is also entitled to participate in the offering pursuant to the Investors’ Rights Agreement, and the shares held by such stockholder have been included in the total shares registered in the registration statement.  The registration of these shares does not necessarily mean that the selling stockholders will offer or sell all or any of the shares being registered. The registration statement has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time that the registration statement is declared effective.

Authorization to Repurchase Stock

On October 26, 2010, the Company announced that its Board of Directors has authorized the Company to repurchase up to $45,000 of its common stock, depending on market conditions and other factors.  Share repurchases may include the repurchase of shares from the selling stockholders through privately negotiated transactions prior to the commencement of the Secondary Offering or in one or more transactions following consummation of the Secondary Offering, as well as repurchases made through open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.  This authorization does not obligate the Company to acquire any particular amount of common stock nor does it ensure that any shares will be repurchased, and it may be suspended at any time at the Company's discretion.

Entry into New Credit Agreement

On November 3, 2010 (the “Operative Date”), the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement with the financial institutions from time to time signatory thereto (the “Lenders”) and Comerica Bank, as Administrative Agent for and on behalf of the Lenders (the “New Credit Agreement").  The New Credit Agreement replaces and terminates the Company’s existing $20,000 revolving credit facility (the “Prior Facility”) under the Revolving Credit Agreement, dated as of November 21, 2008, with the Lenders and Comerica Bank, which was scheduled to terminate on November 21, 2011. The Company did not have any outstanding balance on the Prior Facility at the time of termination.

Under the New Credit Agreement, the Lenders have agreed to make available to the Company from time to time (i) up to $20,000 in a revolving credit facility (the “Facility”) and (ii) one or more term loans in an aggregate amount of up to $15,000 (the “Term Loans”). The Company may borrow under the Term Loans commencing as of the Operative Date until the earliest to occur of (i) the date the aggregate outstanding principal balance of the Term Loans equals $15,000, (ii) May 3, 2011 or (iii) the date of the Company’s request to close out the Term Loans (the “Term Loan Draw Period”).  The Facility will terminate, and any amounts outstanding under the Facility will be due on July 1, 2012 and all amounts outstanding under the Terms Loans will be due five years after the last day of the Term Loan Draw Period, unless terminated earlier in accordance with the provisions of the New Credit Agreement.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Any borrowings under the Facility and the Term Loans will bear variable interest based on a margin, at the Company’s option, over prime rate or LIBOR as defined in the New Credit Agreement.  All amounts borrowed under the New Credit Agreement are secured by a first priority security interest in all of the Company’s tangible and intangible assets.  The New Credit Agreement contains certain financial and non-financial covenants.  Non-financial covenants include, among other things, monthly and quarterly reporting of a listing of the Company’s intellectual property.  Financial covenants include requirements for maintaining (i) a minimum quick ratio; (ii) a maximum ratio of total liabilities to net worth; and (iii) a minimum EBITDA amount; as well as limitations on (a) annual capital expenditures, (b) asset- or equity-based investments, (c) stock repurchases, which may not exceed $50,300, (d) dividend distributions, which may not exceed 25% of net income for the fiscal year, and (e) joint venture investments, which may not exceed $2,000. The Company expects to be in compliance with all non-financial and financial covenants as of December 31, 2010.

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

We are a specialty pharmaceutical company that develops, markets and sells, and are a leading provider of, proprietary topical aesthetic and therapeutic prescription-strength skin care systems in the physician-dispensed market. Obagi® systems are designed to prevent and improve some of the most common and visible skin disorders in adult skin, including premature aging, photodamage, skin laxity, hyperpigmentation, acne, sun damage, rosacea and soft tissue deficits, such as fine lines and wrinkles.

Current products.    Our primary product line is the Obagi Nu-Derm® System, which we believe is the leading clinically proven, prescription-based, topical skin health system on the market that has been shown to enhance the skin's overall health by correcting photodamage at the cellular level, resulting in a reduction of the visible signs of aging.

The primary active ingredients in this system are 4% hydroquinone and OTC skin care agents. In April 2004, we introduced the Obagi-C Rx™ System consisting of a combination of prescription and OTC drugs and adjunctive cosmetic skin care products to treat skin conditions resulting from sun damage and the oxidative damage of free radicals. The central ingredients in this system are 4% hydroquinone and Vitamin C. In October 2005, we launched the Obagi Professional-C products, a complete line of proprietary, non-prescription products, which consists of Vitamin C serums used to reduce the appearance of damage to the skin caused by ultraviolet radiation and other environmental influences. In July 2006, we launched our Obagi Condition & Enhance® System, for use in conjunction with commonly performed surgical and non-surgical cosmetic procedures. In October 2006, we launched our first product in the ELASTIderm® product line, an eye cream for improving the elasticity and skin tone around the eyes. We introduced the CLENZIderm M.D.™ system and a second product in the ELASTIderm product line to address acne and skin elasticity around the eye, respectively, based on positive interim clinical results, in February 2007. In July 2007, we launched our second system in the CLENZIderm M.D. line, CLENZIderm M.D. System II, which is specifically formulated for normal to dry skin. In August 2007, we launched two new Nu-Derm Condition & Enhance Systems.  One is designed specifically for use with non-surgical procedures while the other has been developed for use with surgical procedures.  In February 2008, we launched ELASTIderm Décolletage, a system to treat skin conditions resulting from sun damage and improve the elasticity and skin tone for the neck and chest area. In January 2009, we launched Obagi Rosaclear®, a system to treat the symptoms of rosacea.  In September 2009, we also began offering Refissa™ by Spear, a FDA-approved 0.05% strength tretinoin with an emollient base that has a broad indication for treatment of fine facial lines, hyperpigmentation and tactile roughness. In October 2010, we launched ELASTILash™ Eyelash Solution, a peptide-based eyelash solution that can provide improved appearance in the thickness and fullness of lashes. We also market tretinoin, used for the topical treatment of acne in the U.S., metronidazole, used for the treatment of rosacea in the U.S., and Obagi Blue Peel® products, used to aid the physician in the application of skin peeling actives.

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

Aesthetic skin care.     As of September 30, 2010, we sold our products to over 6,400 physician-dispensing accounts in the United States, with no single customer accounting for more than 5% of our net sales. Our current products are not eligible for reimbursement from third-party payors such as health insurance organizations. We generated U.S. net sales of $23.2 million and $20.3 million during the three months ended September 30, 2010 and 2009, respectively, and $69.3 million and $60.5 million during the nine months ended September 30, 2010 and 2009, respectively.

International distribution.    We market our products internationally through 20 international distribution and two licensing partners that have sales and marketing activities in 46 countries outside of the United States. Our distributors use a model similar to our business model in the United States, selling our products through direct sales representatives to physicians, or through alternative distribution channels depending on regulatory requirements and industry practices. We generated international net sales of $3.5 million and $3.1 million during the three months ended September 30, 2010 and 2009, respectively, and $10.0 million and $9.4 million during the nine months ended September 30, 2010 and 2009, respectively.

Licensing.     We market our products in the Japanese retail markets through license agreements with Rohto. Under our agreements, Rohto is licensed to manufacture and sell a series of OTC products under the Obagi brand name in the Japanese drug store channel, and we receive a royalty based upon sales of Obagi branded products in Japan by Rohto. Rohto's Obagi branded products are sold through approximately 6,300 high-end drug stores. We have other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit, in the spa channel. We receive royalties based upon these arrangements. We generated licensing revenue of $1.2 million and $1.5 million during the three months ended September 30, 2010 and 2009, respectively, and $3.2 million and $3.5 million during the nine months ended September 30, 2010 and 2009, respectively.

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

In connection with the exit of the pharmacy channel, during the nine months ended September 30, 2009, we recorded charges approximating $0.8 million related to contractual deposits, obsolete selling materials and other contract termination fees (included within “Selling, general and administrative expenses” in the Unaudited Condensed Consolidated Statements of Income). In addition, during the three months ended March 31, 2009, we reserved approximately $0.4 million in inventory (included within “Cost of sales” in the Unaudited Condensed Consolidated Statements of Income).

Results of operations.    We commenced operations in 1997, and as of September 30, 2010, we had accumulated earnings of $24.5 million. We reported net income of $1.6 million and $3.0 million for the three months ended September 30, 2010 and 2009, respectively, and $6.6 million and $6.5 million for the nine months ended September 30, 2010 and 2009, respectively.

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

Economy.    Many treatments in which our products are used are considered cosmetic in nature, are typically paid for by the patient out of disposable income and are generally not subject to reimbursement by third-party payors such as health insurance organizations. As a result, we believe that our current and future sales growth may be influenced by the economic conditions within the geographic markets in which we sell our products. Although there are modest signs of economic recovery, it is not possible for us to predict the timing, strength or duration of any economic recovery, and cannot assure you that the improvement in revenue growth experienced in the last four quarters will be sustainable.  Even with continued growth in many of our markets during this period, the economic downturn could adversely impact our business in the future by causing a decline in demand for our products, particularly if the economic conditions are prolonged or worsen.  We do believe that some of the negative impact experienced during the majority of 2009 was partially offset due to the following: (i) we are the leader in the physician-dispensed market; (ii) the aesthetic nature of our products; (iii) the lower price point of our products compared to other aesthetic products in our market; (iv) the desire to maintain a healthy and youthful appearance; and (v) the demographics of the patients who use our products.

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

Accounts receivable.    We perform periodic credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current creditworthiness, as determined by our review of current credit information. Receivables are generally due within 30 days. However, the recent economic downturn and ongoing tightening of credit in financial markets has, in some cases, adversely impacted our customers’ cash flow and ability to access sufficient credit in a timely manner, which, in turn, has impacted their ability to make timely payments to us. In light of these circumstances, and in order to remain competitive in the marketplace, for certain selected customers who we deemed to be credit worthy based upon their prior payment history, we extended our standard payment terms to net 60 days for selected product purchases made in connection with specific sales promotion programs. Such extension did not represent a permanent change to the payment terms for such customers but, rather, was applicable only to those specified purchases made by such customers in connection with the related sales promotion. We deem a receivable to be past due when it has not been paid in accordance with the terms of the applicable invoice (e.g., net 30 days or net 60 days) prepared at the time of sale.  Accounts receivable, net of allowance for doubtful accounts and sales returns, were $22.7 million and $24.2 million as of September 30, 2010 and December 31, 2009, respectively. Of these amounts, 79.7%, or $18.2 million, and 81.6%, or $19.8 million, were deemed current as of September 30, 2010 and December 31, 2009, respectively. The percentage of accounts receivable deemed more than 90 days past due as of September 30, 2010 and December 31, 2009 was 0.9% and 2.3%, respectively. The percentage of accounts receivable deemed more than 180 days past due as of September 30, 2010 and December 31, 2009 was 0.0% for both periods.

We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical write-offs as a percentage of sales less licensing fees, adjusted specifically for accounts that are past due, non-performing, in bankruptcy or otherwise identified as at risk for potential credit loss.  Receivables are charged to the allowance for doubtful accounts when an account is deemed to be uncollectible, taking into consideration the financial condition of the customer and the value of any collateral.  During the nine months ended September 30, 2010 we increased our allowance for doubtful accounts to $2.2 million, from $1.5 million at December 31, 2009.  The increase was primarily related to a non-performing international distributor (see Note 8 in our Notes to Unaudited Condensed Consolidated Financial Statements).  Recoveries of receivables previously charged off as uncollectible are credited to the allowance. On an annual basis, customers with significant purchases are reviewed for their credit worthiness.  If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments and this exceeds our estimates as of the balance sheet date, we would need to charge additional receivables to our allowances, and our financial position, results of operation and cash flow would be negatively impacted. Our credit losses have historically been within our expectations and the allowance established.

Results of operations

The three months ended September 30, 2010 compared to the three months ended September 30, 2009

Net sales.    The following table compares net sales by product line and certain selected products for the three months ended September 30, 2010 and 2009.  Our sales previously reported in the pharmacy Rx operating segment are now classified as physician-dispensed as part of the Therapeutic product category.  Financial information for prior periods has been reclassified to conform to the current presentation.

	Three Months Ended September 30,
	2010	2009	Change
	(in thousands)
Net Sales by Product Category:
Physician-dispensed
Nu-Derm	$14,917	$13,120	14%
Vitamin C	3,849	2,771	39%
Elasticity	2,628	2,362	11%
Therapeutic	1,805	1,800	0%
Other	3,488	3,304	6%
Total	26,687	23,357	14%
Licensing fees	1,204	1,542	-22%
Total net sales	$27,891	$24,899	12%

United States	83%	81%
International	17%	19%

Net sales increased by $3.0 million to $27.9 million during the three months ended September 30, 2010, as compared to $24.9 million during the three months ended September 30, 2009. Overall, we believe our growth during the three months ended September 30, 2010 is primarily due to a larger base of active accounts, higher level of patient visits due to increased consumer confidence versus last year and the average price increase of 4% on our products implemented on January 1, 2010.

Physician-dispensed sales increased $3.3 million to $26.7 million during the three months ended September 30, 2010, as compared to $23.4 million during the three months ended September 30, 2009.  Over 30% of the growth experienced during the three months ended September 30, 2010 was due to an increase in units sold of our core product offerings.  We experienced an increase in the majority of our product categories as follows:  (i) an increase in Nu-Derm sales of $1.8 million; (ii) an increase in Vitamin C sales of $1.0 million, of which $0.3 million is attributable to our normal to oily line extension of Obagi C-Rx launched in January 2010; (iii) an increase in Elasticity sales of $0.3 million; and (iv) an increase in the Other category of $0.2 million.  Licensing fees decreased by $0.3 million due to decline in unit sales by our Japanese partner Rohto during the three months ended September 30, 2010.

Our aggregate sales growth was primarily composed of a $2.9 million increase in U.S. sales and a $0.4 million increase in product sales in our International markets, offset in part by the decline in licensing fees of $0.3 million. The increase in International product sales was primarily in the Nu-Derm and Vitamin C product categories and was principally a result of increases in the Far East and the Middle East regions of $0.5 million and $0.3 million, respectively; these increases were partially offset by a decline in the Europe and Other region of $0.4 million.

Despite the growth we have experienced during the fourth quarter of 2009 and the first three quarters of 2010, we believe that the ongoing economic uncertainty could negatively impact our future net sales.

Gross margin percentage.     Overall, our gross margin percentage increased to 79.3% for the three months ended September 30, 2010, as compared to 78.9% for the three months ended September 30, 2009.  The overall increase was primarily attributable to an increase in gross margin for our physician-dispensed segment, which increased to 78.5% as compared to 77.7% for the same period last year.  The increase was primarily a result of product mix, with higher sales in our Nu-Derm and Vitamin C product categories and an average price increase of 4% on our products implemented on January 1, 2010.  Gross margin for our licensing segment decreased to 97.3% as compared to 98.0% for the same period last year.  The decline was primarily due to a $0.3 million decrease in our licensing fees revenue during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  Cost of sales also consists of outbound shipping and handling, work order scrap, licensing and royalty fees related to licensed intellectual property, depreciation and amortization attributable to products sold, and an inventory reserve for shrinkage and write-downs.

Selling, general and administrative.     Selling, general and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock-based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expense and other selling expenses. Selling, general and administrative expenses increased $4.5 million to $18.1 million during the three months ended September 30, 2010, as compared to $13.6 million for the three months ended September 30, 2009. This increase was primarily due to the following: (i) $2.4 million in expenses for matters related to Dr. Obagi, including expenses related to pending litigation of approximately $2.0 million and $0.4 million related to the termination of the Agreement in September 2010, which includes the write-off of prepaid rent and leasehold improvements at the Beverly Hills location; (ii) a $0.7 million increase in salaries and related primarily due to an increase in accrued bonus and an increase in marketing and sales force headcount; (iii) a $0.7 million increase in other marketing expenses, partially related to the launch of our ELASTILash product in October 2010; (iv) a $0.3 million increase in promotional expenses; (v) a $0.3 million increase in professional fees; (vi) a $0.1 million increase in expenses related to our third party logistics provider; (vii) a $0.1 million increase in product development expenses; and (viii) a $0.1 million increase in other expenses.  These increases were partially offset by: (i) a $0.1 million decrease in advertising; and (ii) a $0.1 million decrease in depreciation and amortization.  As a percentage of net sales, selling, general and administrative expense was 65% and 55% for the three months ended September 30, 2010 and 2009, respectively.

Research and development.    Research and development increased $0.4 million to $1.5 million for the three months ended September 30, 2010 as compared to $1.1 million for the three months ended September 30, 2009. This was primarily due to $0.5 million in accelerated advisory and related fees pursuant to the termination of the Agreement with Dr. Obagi.  These expenses would normally have been expensed evenly over the fourth quarter of 2010 and the first and second quarters of 2011.  In addition, salaries and related expenses increased approximately $0.2 million.  These increases were offset in part by: (i) a $0.2 million decrease in expenses related to the development of line extensions and reformulations of existing products; and (ii) a $0.1 million decrease in expenses related to the development of new products. As a percentage of net sales, research and development was 5% as compared to 4% for the three months ended September 30, 2010 and 2009, respectively.

Interest income and Interest expense.     Interest income declined to $26,000 for the three months ended September 30, 2010 from $34,000 for the three months ended September 30, 2009.  We earn interest income from the investment of our cash balance into higher interest-yielding certificates of deposit. Although our average cash and cash equivalents, including short-term investments, increased from $28.0 million for the three months ended September 30, 2009 to $44.8 million for the three months ended September 30, 2010, our weighted average interest rate decreased from 0.53% during the three months ended September 30, 2009 to 0.27% during the three months ended September 30, 2010. Interest expense was $2,000 during the three months ended September 30, 2010, as compared to $17,000 for the three months ended September 30, 2009.

Income taxes.     Income tax expense decreased $0.9 million to $1.0 million for three months ended September 30, 2010, as compared to $1.9 million for the three months ended September 30, 2009. Our effective tax rate was 39.2% for the three months ended September 30, 2010 and 38.4% for the three months ended September 30, 2009.  The increase in the effective rate is primarily due to the impact of the 2009 research and development credit recognized during the three months ended September 30, 2009. As of September 30, 2010, the 2010 research and development tax credit had not yet been extended by Congress.

The nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Net sales.     The following table compares net sales by product line and certain selected products for the nine months ended September 30, 2010 and 2009. Our sales previously reported in the pharmacy Rx operating segment are now classified as physician dispensed as part of the Therapeutic product category.  Financial information for prior periods has been reclassified to conform to the current presentation.

	Nine Months Ended September 30,
	2010	2009	Change
	(in thousands)
Net Sales by Product Category:
Physician-dispensed
Nu-Derm	$43,177	$39,029	11%
Vitamin C	12,430	8,712	43%
Elasticity	8,001	6,728	19%
Therapeutic	5,383	6,590	-18%
Other	10,254	8,795	17%
Total	79,245	69,854	13%
Licensing fees	3,215	3,539	-9%
Total net sales	$82,460	$73,393	12%

United States	84%	82%
International	16%	18%

Net sales increased by $9.1 million to $82.5 million during the nine months ended September 30, 2010, as compared to $73.4 million during the nine months ended September 30, 2009. Overall, we believe our growth during the nine months ended September 30, 2010 is primarily due to a larger base of active accounts, higher level of patient visits due to incresed consumer versus last year and the launch of new products and the average price increase of 4% on our products implemented on January 1, 2010.

Physician-dispensed sales increased $9.3 million, to $79.2 million during the nine months ended September 30, 2010, as compared to $69.9 million during the nine months ended September 30, 2009.  Over 30% of the growth experienced during the nine months ended September 30, 2010 was due to an increase in units sold of our core product offerings.  We experienced an increase in the majority of our product categories as follows: (i) an increase in Nu-Derm sales of $4.1 million; (ii) an increase in Vitamin C sales of $3.7 million, of which $1.3 million is attributable to our normal to oily line extension of Obagi C-Rx launched in January 2010; (iii) an increase in the Other category of $1.4 million; and (iv) an increase in Elasticity sales of $1.3 million. The growth in the Other category was primarily attributable to the launch of Refissa in September 2009, which accounted for $1.1 million of the increase. These increases were partially offset by a decrease in the Therapeutic category of $1.2 million. The decline in the Therapeutic category was primarily due to the increased promotional activity surrounding the launch of our Rosaclear product in January 2009 and our exit of the pharmacy channel in April 2009.  Licensing fees decreased by $0.3 million due to decline in unit sales by our Japanese partner Rohto during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.

Our aggregate sales growth was composed of an $8.8 million increase in the U.S. and a $0.5 million increase in product sales from our International markets, offset in part by a decline in licensing fees of $0.3 million. The increase in International sales was primarily in the Nu-Derm and Vitamin C product categories and was principally a result of a $0.3 million increase in each of the Europe and Other and the Americas regions, which were partially offset by a decrease in the Far East region of $0.1 million.

Despite the growth we have experienced during the fourth quarter of 2009 and the first three quarters of 2010, we believe that the ongoing economic uncertainty could negatively impact our future net sales.

Gross margin percentage.     Overall, our gross margin percentage increased to 79.0% for the nine months ended September 30, 2010, as compared to 78.8% for the nine months ended September 30, 2009.  The overall increase was primarily attributable to an improvement in gross margin for our physician-dispensed segment, which increased slightly to 78.3% as compared to 77.9% for the same period last year.  The improvement was primarily a result of: (i) an increase in sales volumes primarily in our Nu-Derm and Vitamin C product categories; (ii) an average price increase of 4% on our products implemented on January 1, 2010; and (iii) a decrease in sales volumes in our Therapeutic product category, which have a lower margin than most of our other product categories; partially offset by (i) a $0.6 million increase in product costs, largely in our Other product category; and (ii) a $0.2 million reserve on inventory shipped to a non-performing international distributor, for which no revenue was recognized.  Gross margin for our licensing segment decreased slightly to 97.0% as compared to 97.4% for the same period last year.

Selling, general and administrative.     Selling, general and administrative expenses increased $6.8 million to $50.7 million during the nine months ended September 30, 2010, as compared to $43.9 million for the nine months ended September 30, 2009. This increase was primarily due to the following: (i) $4.3 million in expenses for matters related to Dr. Obagi, including expenses related to pending litigation of approximately $3.9 million and $0.4 million related to the termination of the Agreement in September 2010, which includes the write-off of prepaid rent and leasehold improvements at the Beverly Hills location; (ii) a $2.1 million increase in salaries and related expenses due to an increase in sales commissions, accrued bonus and an increase in marketing and sales force headcount; (iii) a $1.1 million increase in other marketing expenses primarily due to the launch of ELASTILash in October 2010; (iv) a $0.7 million increase in promotions and training expenses; (v) a $0.5 million increase in bad debt expense primarily related to a non-performing international distributor; (vi) a $0.4 million increase in expenses related to our third party logistics provider; (vii) a $0.3 million increase in professional fees; and (viii) a $0.2 million increase in product development.  These increases were partially offset by: (i) a $2.2 million decrease in SoluCLENZ-related expenses as a result of our exit from the pharmacy channel, of which $1.4 million was due to the distribution and support of the product in the pharmacy channel and $0.8 million was due to the write-off of nonrefundable deposits and the accrual of other contract termination costs; (ii) a $0.3 million decrease in noncash compensation; and (iii) a $0.3 million decrease in depreciation and amortization.  As a percentage of net sales, selling, general and administrative expense in the nine months ended September 30, 2010 was 61% as compared to 60% for the nine months ended September 30, 2009.

Research and development.    Research and development remained flat at $3.5 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. During the third quarter of 2010, we recorded $0.5 million in accelerated advisory and related fees pursuant to the termination of the Agreement with Dr. Obagi.  In addition, salaries and related expenses increased $0.1 million. These increases were offset by a $0.3 million decrease in expenses related to the development of new products and a $0.3 million decrease expenses related to the development of line extensions and reformulations of existing products. As a percentage of net sales, research and development was 4% as compared to 5% for the nine months ended September 30, 2010 and 2009, respectively.

Loss on dissolution of foreign subsidiary.   On June 10, 2010, we dissolved our majority-owned subsidiary, Obagi Singapore.  As a result of the dissolution, we recognized a loss on dissolution of foreign subsidiary of $80,000 during the nine months ended September 30, 2010, which represented the accumulated other comprehensive loss on our consolidated balance sheet as of June 10, 2010.

Interest income and Interest expense.     Interest income declined to $75,000 for the nine months ended September 30, 2010 from $0.1 million for the nine months ended September 30, 2009.  We earn interest income from the investment of our cash balance into higher interest-yielding certificates of deposit. Although our average cash and cash equivalents, including short-term investments, increased from $23.4 million for the nine months ended September 30, 2009 to $40.5 million for the nine months ended September 30, 2010, our weighted average interest rate decreased from 0.92% during the nine months ended September 30, 2009 to 0.31% during the nine months ended September 30, 2010. Interest expense was $7,000 during the nine months ended September 30, 2010, as compared to $53,000 for the nine months ended September 30, 2009.

Income taxes.     Income tax expense increased $0.3 million to $4.4 million for nine months ended September 30, 2010, as compared to $4.1 million for the nine months ended September 30, 2009. Our effective tax rate was 39.8% for the nine months ended September 30, 2010 and

38.4% for the nine months ended September 30, 2009.  The increase in the effective rate is primarily due to the impact of the 2009 research and development credit recognized during the nine months ended September 30, 2009. As of September 30, 2010, the 2010 research and development tax credit had not yet been extended by Congress.

Liquidity and capital resources

Trends and uncertainties affecting liquidity

Our primary sources of liquidity are our cash generated by operations and availability under our New Credit Agreement (see Note 12 in our Notes to Unaudited Condensed Consolidated Financial Statements).  The New Credit Agreement is structured to make available to us, a $20.0 million revolving Facility and $15.0 million in Term Loans.  As of September 30, 2010 we had approximately $45.6 million in cash and cash equivalents and short-term investments and $20.0 million available under the Prior Facility.  We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to meet foreseeable liquidity requirements.  The following has impacted or is expected to impact liquidity:

•
in October 2010, we announced that our Board of Directors has given us authority to repurchase up to $45.0 million of our outstanding stock depending on market conditions and other factors. Share repurchases under this new authorization may include the repurchase of shares from selling stockholders through privately negotiated transactions prior to the commencement of the Secondary Offering or in one or more transactions following consummation of the Secondary Offering, as well as repurchases made through open market or privately negotiated transactions.  The authorization does not obligate us to acquire any particular amount of common stock nor does it ensure that we will purchase any common stock, and it may be suspended at any time at our discretion (see Note 12 in our Notes to Unaudited Condensed Consolidated Financial Statements).  This authorization follows our previous stock repurchase program, which commenced on August 5, 2008 and was completed on August 5, 2010.  During the years ended December 31, 2008 and 2009, we purchased $4.0 and $1.3 million of our outstanding stock, respectively, under the previous program, which authorized us to repurchase up to $10 million of our outstanding common shares. We did not repurchase any of our stock during the three months or nine months ended September 30, 2010;

•
in October 2010, Steven R. Carlson, resigned as our President and Chief Executive Officer and as a member of our Board of Directors.  In connection with Mr. Carlson’s departure, we entered into a Separation Agreement with Mr. Carlson.  Pursuant to the Separation Agreement, Mr. Carlson is entitled to: (i) $0.8 million for 18 months of his base salary; (ii) $0.2 million representing the pro rata portion of amounts otherwise payable to Mr. Carlson under the Company’s 2010 Performance Incentive Plan that had been accrued as of the Effective Date; (iii) premiums for continuation of his health coverage under COBRA for a period of up to 18 months; and (iv) a lump sum payment of $0.9 million to extinguish all of his rights in all options to purchase shares of the Company’s common stock outstanding on the Effective Date, without regard to whether such options were then vested and exercisable, would have become exercisable or would have expired subsequent to the Effective Date (see Note 12 in our Notes to Unaudited Condensed Consolidated Financial Statements);

•
our days’ sales outstanding (“DSO”) has increased slightly to 73 days at September 30, 2010, compared to 71 days at December 31, 2009. Our allowance for doubtful accounts increased to $2.2 million as of September 30, 2010, as compared to $1.5 million as of December 31, 2009. The increase was primarily due to a $0.5 million reserve recorded during the three months ended June 30, 2010, on the outstanding accounts receivable balance of a non-performing international distributor (see Note 8 in our Notes to Unaudited Condensed Consolidated Financial Statements); and

•
the legal costs associated with the litigation and arbitration demand involving us and Dr. Obagi and his affiliates (see Note 7 in our Notes to Unaudited Condensed Consolidated Financial Statements) are expected to approximate $2.0 million for the fourth quarter of 2010. If the litigation continues through 2011, the legal costs are expected to be substantial during that year.

We are operating in an uncertain and stagnant economic environment, which could have unanticipated adverse effects on our business. The pharmaceutical industry has been impacted by recent volatility in the financial markets, including declines in stock prices, and by uncertain economic conditions. Changes in food and fuel prices, changes in the credit and housing markets leading to the current financial and credit crisis, actual and potential job losses among many sectors of the economy, significant declines in the stock market resulting in large losses to consumer retirement and investment accounts, and uncertainty regarding future federal tax and economic policies have all added to declines in consumer confidence and curtailed consumer spending.

The economic downturn in 2008 and through the majority of 2009 resulted in the tightening of credit in financial markets and has, in some cases, adversely impacted our customers’ cash flow and ability to access sufficient credit in a timely manner, which, in turn, has impacted their ability to make timely payments to us. In light of these circumstances and in order to remain competitive in the marketplace, for certain selected customers who we deemed to be credit worthy based upon their prior payment history, we extended our standard payment terms from net 30 days to net 60 days for selected product purchases made in connection with certain sales promotion programs. Such extension does not represent a permanent change to the payment terms for such customers but, rather, is applicable only to specified purchases made by such customers in connection with the applicable sales promotion program. Sales of products having net 60 day payment terms represented 58% and 56% of our net sales for the three and nine months ended September 30, 2010, respectively.

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

As of September 30, 2010, we had no outstanding balance on the Prior Facility.  As noted earlier, the New Credit Agreement entered into on November 3, 2010 includes a $20.0 million revolving Facility and $15.0 million in Term Loans.  As of December 31, 2009 and September 30, 2010, we were in compliance with all financial and non-financial covenants under the Prior Facility.  We expect to be in compliance with both our non-financial and financial covenants during 2010; however, economic conditions or the occurrence of any of the events discussed under the section entitled “Risk Factors” in Part II, Item 1A in this Quarterly Report or in Part I, Item IA in our 2009 Form 10-K could cause noncompliance with our financial covenants.  We may draw down on the Facility and/or the Term Loans from time to time for various reasons including to replenish our cash reserves to the extent we use our cash reserves to repurchase shares of our outstanding stock pursuant to the new authorization to repurchase stock approved by our Board of Directors that was announced in October 2010, which gives us the authority to repurchase up to $45.0 million of our outstanding common stock.

We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity. As of September 30, 2010 and December 31, 2009, we had approximately $67.4 million and $57.1 million, respectively, in working capital.  During the nine months ended September 30, 2010, we invested approximately $0.2 million in capital expenditures, which largely consisted of software and IT upgrades.  For the remainder of 2010, we expect to spend approximately $0.4 million in capital expenditures primarily related to IT upgrades and disaster recovery.  However, we expect to continue to moderate our investing activities in response to the current economic conditions.  We intend to maintain a strong balance sheet.

Cash requirements for our business

Historically, we have generated cash from operations in excess of working capital requirements and through private and public sales of common stock. We currently invest our cash and cash equivalents in certificates of deposit with maturities no greater than one year. As of September 30, 2010 and December 31, 2009, we had approximately $45.6 million and $36.0 million, respectively, of cash and cash equivalents and short-term investments.

In October 2010, we announced that our Board of Directors has authorized us to repurchase up to $45.0 million of our outstanding common stock depending on market conditions and other factors.  Share repurchases under this new authorization may include the repurchase of shares from the selling stockholders discussed above through privately negotiated transactions prior to the commencement of the Secondary Offering discussed above, or in one or more transactions following consummation of such Secondary Offering, as well as repurchases made through open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.  This authorization does not obligate us to acquire any particular amount of common stock, and it may be suspended at any time at our discretion. There can be no assurance that any shares will be repurchased or as to the terms under which any shares may be repurchased.  As part of an approved stock repurchase plan to repurchase up to $10.0 million of our outstanding common shares on the open market, which expired in August 2010, during the years ended December 31, 2009 and 2008, we purchased 183,664 and 627,367 shares of our outstanding stock, respectively, for a cost of $1.3 million and $4.0 million, respectively.  No repurchases were made during the three and nine months ended September 30, 2010.

We continually evaluate new technologies and products and, if and when appropriate, intend to pursue such opportunities through the acquisitions of companies, products or technologies and our own development activities. Our ability to execute on such opportunities in some circumstances may be dependent, in part, upon our ability to raise additional capital on commercially reasonable terms. There can be no assurance that funds from these sources will be available when needed or on terms favorable to us or our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

Cash flow

Nine months ended September 30, 2010.    For the nine months ended September 30, 2010, net cash provided by operating activities was $9.2 million. The primary sources of cash were $6.6 million in net income, including the effect of: (i) adjusting for non-cash items;  (ii) a decrease in accounts receivable due to lower sales during the three months ended September 30, 2010 as compared to the three months ended December 31, 2009; and (iii) a decrease in inventory due to an improvement in our inventory turns from 3.2 in the three months ended December 31, 2009 to 3.9 in the three months ended September 30, 2010; offset in part primarily by: (i) a decrease in accounts payable and other accrued liabilities through timing of purchasing and payments and due to reductions in our income taxes payable and accrued salaries and related balances; (ii) an increase in our income taxes receivable; and (iii) an increase in prepaids and other current assets due to rebates earned on products in our Other product category.

Net cash provided by investing activities was $5.2 million for the nine months ended September 30, 2010. This was due to $5.7 million in short-term investments maturing during the nine months ended September 30, 2010, partially offset by $0.5 million in investments in licenses and patent-related intellectual property and costs associated with software and IT upgrades during the nine months ended September 30, 2010.

We anticipate spending approximately $0.6 million in total for the year ending December 31, 2010 for capital expenditures, primarily associated with IT upgrades and disaster recovery.

Net cash provided by financing activities was $0.9 million for the nine months ended September 30, 2010.  This was primarily due to the proceeds received from the exercise of stock options, which was partially offset by the principal payments made on our capital lease obligations.

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

Interest rate risk

Our interest income and expense is more sensitive to fluctuations in the general level of the U.S. prime rate and LIBOR interest rates than to changes in rates in other markets. Changes in U.S. LIBOR interest rates affect the interest earned on our cash and cash equivalents. At September 30, 2010, we had approximately $45.6 million of cash and cash equivalents and short-term investments. If the interest rates on our cash and cash equivalents and short-term investments were to increase or decrease by 1% for the year, annual interest income would increase or decrease by approximately $0.5 million.

Other risks

Generally we have been able to collect our accounts receivable in the ordinary course of business.  We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. Our DSO increased slightly from 71 days at December 31, 2009 to 73 days at September 30, 2010.  We do not believe that our accounts receivable balance represents a significant credit risk based upon our past collection experience.

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

ITEM 4:  CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.  On October 15, 2010, we filed a Current Report on Form 8-K with the SEC at 5:31 p.m. (Eastern Time), one minute after the deadline for such filing. Management does not view our inability to timely file such Current Report on Form 8-K as evidence that our disclosure controls and procedures were not effective, as we began the submission of such Current Report on the EDGAR prior to the deadline, but solely due to technical errors experienced on our computer systems, we were not able to complete such filing on a timely basis.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1:    LEGAL PROCEEDINGS

On January 7, 2010, ZO Skin Health, Inc., a California corporation, filed a complaint in the Superior Court of the State of California, County of Los Angeles:   ZO Skin Health, Inc. vs. OMP, Inc. and Obagi Medical Products, Inc. and Does 1-25; Case No. BC429414.  The complaint alleges claims against us for: (i) unfair competition; (ii) intentional interference with prospective economic advantage; (iii) negligent interference with prospective economic advantage; (iv) intentional interference with contract; and (v) promissory estoppel.  More specifically, the Plaintiff alleges that: we engaged in business practices, including the assertion of void and unlawful non-compete clauses in contracts with Zein Obagi, that violate California’s Unfair Competition Law and the California Business and Professional Code, Section 17200, et seq.; we intentionally and negligently interfered with plaintiff’s prospective economic advantage in relationship with Rohto and certain product distributors; we interfered with existing contracts between plaintiff and Rohto; and we allegedly did not provide certain promised assistance in connection with the alleged agreement between plaintiff and Rohto.  The plaintiff seeks injunctive relief, compensatory damages “measuring in the tens of millions of dollars” and other damages in an unspecified amount, punitive damages and costs of suit including attorneys’ fees.  We have answered the complaint and denied the allegations in that pleading. In addition, we have asserted counterclaims against the plaintiff.  Discovery in the action has commenced and is ongoing.  We are defending against this action vigorously.

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

ITEM 1A:  RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part 1, "Item 1A, Risk Factors" in our Annual report on Form 10-K for the year ended December 31, 2009, and in Part II, “Item 1A, Risk Factors” in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010.

Risks Related to Our Business

If we lose key personnel or are unable to attract and retain other qualified personnel, we may be unable to execute our business plan and our business would be materially adversely affected.

Our success depends on our continued ability to attract, retain and motivate highly qualified management, business development, sales and marketing, product development and other personnel.  In the future we may not be able to recruit and retain qualified personnel, particularly for senior sales and marketing and research and product development positions due to intense competition for personnel among businesses like ours.  The failure to do so could have a significant negative impact on our future product sales and business results.  In addition, some options granted to employees have an option price greater than our current market price.  This may hinder our ability to retain qualified personnel.  As previously announced, effective October 8, 2010, Steven R. Carlson resigned from his positions as our President and Chief Executive Officer and as a member of our Board of Directors.  Albert F. Hummel, a member of our Board of Directors since 2005, assumed the responsibilities of interim President and Chief Executive Officer.  Our success depends on the efforts and abilities of Albert Hummel, our interim President and Chief Executive Officer, Preston Romm, our Chief Financial Officer and Executive Vice President Finance, Operations and Administration, and David Goldstein, our Executive Vice President of Global Sales and Field Marketing, as well as other members of our senior management team and our scientific and technical personnel.  We may not be able to retain the services of these individuals.  In addition, we do not have “key person” insurance policies on any of our executive officers that would compensate us for the loss of their services.  If we lose the services of one or more of these individuals, finding a replacement could be difficult, may take an extended period of time and could significantly impede the achievement of our business objectives.  This may have a material adverse effect on our results of operations and financial condition.

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

In addition, our future liquidity may be impacted by other factors not related to the funding requirements described above. For instance, in October 2010, we announced that our Board of Directors has given us authority to repurchase up to $45.0 million of our outstanding stock depending on market conditions and other factors. Share repurchases under this new authorization may include the repurchase of shares from selling stockholders through privately negotiated transactions prior to the commencement of the Secondary Offering or in one or more transactions following consummation of the Secondary Offering, as well as repurchases made through open market or privately negotiated transactions.  Although the authorization does not obligate us to acquire any particular amount of common stock, and it may be suspended at any time at our discretion, we may choose to reduce our cash reserves and/or draw down on our Facility and/or Term Loans to fund repurchases of common stock under this new authorization. In that event, our ability to fund our operations or future investment opportunities may be adversely affected.

If our net cash provided by operating activities and existing cash and cash equivalents are not sufficient to fund our operations in the future, we may need to draw down on the Facility and/or Term Loans or raise additional funds, and we cannot be certain that such funds will be available to us on acceptable terms when needed, if at all. If we are required to draw down on our Facility and/or Term Loans, our ability to in-license new technologies or products, aquire new technologies or products, develop future products or expand our pipeline of products could all be negatively impacted, which would have an adverse effect on our ability to grow our business and remain competitive in our marketplace.  In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, we may be required to relinquish potentially valuable rights to our future products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to expand our operations, develop new products, take advantage of future opportunities or respond to competitive pressures, unanticipated customer requirements or changes in regulations applicable to us.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On October 26, 2010, we filed a registration statement on Form S-1 with the SEC relating to a proposed Secondary Offering of up to 6,247,154 shares of our common stock, par value $0.001 per share.  All of the shares of common stock to be registered are previously issued and currently outstanding shares that will, to the extent such shares are offered and sold, be offered and sold by our existing stockholders. We will not sell any shares in the Secondary Offering and will not receive any of the proceeds from sales of the shares.  In addition, our Board of Directors authorized the repurchase of up to $45 million of our common stock, depending on market conditions and other factors.  Share repurchases may include the repurchase of shares from the selling stockholders through privately negotiated transactions prior to the commencement of the Secondary Offering or in one or more transactions following consummation of the Secondary Offering, as well as repurchases made through open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.  This authorization does not obligate us to acquire any particular amount of common stock, and it may be suspended at any time at our discretion.

On August 5, 2008, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common shares over a period of two years, which expired August 5, 2010.  The purchases were made in the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases were determined by management, at its discretion (as delegated by the Board), and were subject to economic and market conditions, stock price, applicable legal requirements and other factors.   No repurchases were made during the three months ended September 30, 2010.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:   RESERVED

ITEM 5:  OTHER INFORMATION

Entry into New Credit Agreement

On November 3, 2010, we entered into an Amended and Restated Revolving Credit and Term Loan Agreement with the Lenders and Comerica Bank, as Administrative Agent for and on behalf of the Lenders. This New Credit Agreement replaces and terminates our existing $20.0 million revolving credit facility under the Revolving Credit Agreement, dated as of November 21, 2008, with the Lenders and Comerica Bank, which was scheduled to terminate on November 21, 2011. We did not have any outstanding balance on the Prior Facility at the time of termination.

Under the New Credit Agreement, the Lenders have agreed to make available to us from time to time (i) up to $20.0 million in a revolving Facility and (ii) one or more Term Loans in an aggregate amount of up to $15.0 million.  We may borrow under the Term Loans commencing as of the Operative Date until the earliest to occur of (i) the date the aggregate outstanding principal balance of the Term Loans equals $15.0 million, (ii) May 3, 2011 or (iii) the date of our request to close out the Term Loans.  The Facility will terminate, and any amounts outstanding under the Facility will be due on July 1, 2012 and all amounts outstanding under the Term Loans will be due five years after the last day of the Term Loan Draw Period, unless terminated earlier in accordance with the provisions of the New Credit Agreement.

Any borrowings under the Facility and the Term Loans will bear variable interest based on a margin, at our option, over prime rate or LIBOR as defined in the New Credit Agreement.  All amounts borrowed under the New Credit Agreement are secured by a first priority security interest in all of our tangible and intangible assets.  The New Credit Agreement contains certain financial and non-financial covenants.  Non-financial covenants include, among other things, monthly and quarterly reporting of a listing of our intellectual property.  Financial covenants include requirements for maintaining (i) a minimum quick ratio, (ii) a maximum ratio of total liabilities to net worth, and (iii) a minimum EBITDA amount; as well as limitations on (a) annual capital expenditures; (b) asset- or equity-based investments; (c) stock repurchases, which may not exceed $50.3 million, (d) dividend distributions, which may not exceed 25% of net income for the fiscal year, and (e) joint venture investments, which may not exceed $2.0 million. We expect to be in compliance with all non-financial and financial covenants as of December 31, 2010.

The foregoing description of the New Credit Agreement is qualified in its entirety by reference to the text of the actual agreement, a copy of which is filed as Exhibit 10.36 to this Quarterly Report on Form 10-Q.

Some of the financial institutions party to the New Credit Agreement and their respective affiliates have performed or in the future may perform various commercial banking or other financial advisory services for us in the ordinary course of business, for which they have received or will receive customary fees.

ITEM 6: EXHIBITS

Exhibit	Exhibit title
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated Bylaws of the Company (1)
4.1	Specimen Stock Certificate (1)
4.3	Investor's Rights Agreement, by and among the Company, Mandarin Partners LLC and the Zein & Samar Obagi Family Trust dated December 2, 1997, as amended and assigned (1)
10.36	Amended and Restated Revolving Credit and Term Loan Agreement dated as of November 3, 2010 between the Company, OMP, Inc., the Lenders and Comerica Bank, as Administrative Agent for the Lenders*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*      Filed herewith

(1)    Incorporated herein by reference to the Company's Registration of Form S-1/A (Registration No. 333-137272), previously filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBAGI MEDICAL PRODUCTS, INC.

Date: November 4, 2010	By:	/s/ ALBERT F. HUMMEL
Albert F. Hummel
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2010	By:	/s/ PRESTON S. ROMM
Preston S. Romm
Chief Financial Officer
(Principal Financial Officer)