Form 10-Q
period 2011-03-31
Obagi Medical Products, Inc.
filed 2011-05-09
CIK 1375247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

(562) 628-1007
 (Registrant’s telephone number, including area code)

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

There were 18,534,607 shares of the registrant’s common stock issued and outstanding as of April 30, 2011.

OBAGI MEDICAL PRODUCTS, INC.
QUARTERLY REPORT ON FORM 10-Q

Obagi®, Obagi Blue Peel®, Obagi CLENZIderm®, Condition & Enhance®, ELASTIderm®, Nu-Derm®, Obagi-C®, Rosaclear®, Blue Peel RADIANCE™, ELASTILash™ and Penetrating Therapeutics™ are among the trademarks of Obagi Medical Products, Inc. and/or its affiliates in the United States and certain other countries.  Botox® is a registered trademark of Allergan, Inc.  Refissa™ is a trademark of Spear Pharmaceuticals Inc.  Any other trademarks or trade names mentioned are the property of their respective owners.

© 2011 Obagi Medical Products, Inc.  All rights reserved.

PART I

ITEM 1:   FINANCIAL STATEMENTS

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2011	2010

Assets
Current assets
Cash and cash equivalents	$20,287	$15,139
Accounts receivable, net	20,939	22,736
Inventories, net	3,610	4,625
Prepaid expenses and other current assets	8,348	6,408
Total current assets	53,184	48,908
Property and equipment, net	3,219	3,254
Goodwill	4,629	4,629
Intangible assets, net	4,177	4,592
Other assets	1,265	1,324
Total assets	$66,474	$62,707
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,026	$6,400
Accrued liabilities	13,554	6,479
Total current liabilities	18,580	12,879
Other long-term liabilities	1,580	1,599
Total liabilities	20,160	14,478
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized,
22,917,326 and 22,882,658 shares issued and 18,534,607
and 18,499,939 shares outstanding at March 31, 2011
and December 31, 2010, respectively	23	23
Additional paid-in capital	61,699	61,173
Accumulated earnings	24,940	27,381
Treasury stock, at cost; 4,367,941 shares at March 31, 2011
and December 31, 2010	(40,348)	(40,348)
Total stockholders' equity	46,314	48,229
Total liabilities and stockholders' equity	$66,474	$62,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share and per share amounts)

	Three Months Ended March 31,
	2011	2010

Net sales	$26,513	$25,706
Cost of sales	5,462	5,336
Gross profit	21,051	20,370
Selling, general and administrative expenses	24,484	16,171
Research and development expenses	425	1,008
(Loss) income from operations	(3,858)	3,191
Interest income	2	20
Interest expense	(64)	(3)
(Loss) income before provision for income taxes	(3,920)	3,208
(Benefit) provision for income taxes	(1,479)	1,289
Net (loss) income	$(2,441)	$1,919

Net (loss) income attributable to common shares
Basic	$(0.13)	$0.09
Diluted	$(0.13)	$0.09

Weighted average common shares outstanding
Basic	18,503,977	21,912,868
Diluted	18,503,977	22,122,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
(Dollars in thousands, except per share and per share amounts)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount		Total

Balances, as of December 31, 2010	22,867,880	$23	$61,173	$27,381	(4,367,941)	$(40,348	) $	48,229
Comprehensive loss:
Net loss for the three months ended March 31, 2011	—	—	—	(2,441)	—	—		(2,441)
Issuance of common stock upon exercise of stock options	34,668	—	242	—	—	—		242
Stock-based compensation expense	—	—	284	—	—	—		284
Balances, as of March 31, 2011	22,902,548	$23	$61,699	$24,940	(4,367,941)	$(40,348	) $	46,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands, except per share and per share amounts)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net (loss) income	$(2,441)	$1,919
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	531	512
Impairment of intangible asset	522	—
Charges related to the exit of manufacturing plant	52	—
Provision for (recovery of) doubtful accounts	31	(5)
Provision for Texas sales returns and allowances	1,927	—
Stock-based compensation expense	284	273
Changes in operating assets and liabilities
Accounts receivable	1,766	1,366
Income taxes receivable	(1,595)	—
Inventories	1,015	(453)
Prepaid expenses and other current assets	(356)	(154)
Other assets	28	66
Accounts payable	(1,404)	1,345
Accrued liabilities	4,908	(795)
Other long-term liabilities	(19)	40
Net cash provided by operating activities	5,249	4,114
Cash flows from investing activities
Purchases of property and equipment	(199)	(77)
Purchase of other intangible assets	(144)	(165)
Net cash used in investing activities	(343)	(242)
Cash flows from financing activities
Principal payments on capital lease obligations	—	(6)
Proceeds from exercise of stock options	242	11
Net cash provided by financing activities	242	5
Effect of exchange rate changes on cash and cash equivalents	—	(2)
Net increase in cash and cash equivalents	5,148	3,875
Cash and cash equivalents at beginning of period	15,139	30,215
Cash and cash equivalents at end of period	$20,287	$34,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share and per share amounts)

Note 1: Description of Business and Basis of Presentation

Obagi Medical Products, Inc. (the “Company”) is a specialty pharmaceutical company that develops, markets and sells proprietary topical aesthetic and therapeutic prescription-strength skin care systems in the physician-dispensed market.  The Company is incorporated under the laws of the state of Delaware.  The Company markets its products through its own sales force throughout the United States, and through 20 distribution and two licensing partners in 45 other countries in regions, including North America, Europe, Asia, the Middle East and Central America.  The Company also licenses certain non-prescription product concepts under the Obagi trademark to a large Japanese-based pharmaceutical company for sale through consumer distribution channels in Japan.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to fairly state the financial information contained therein.  These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2010.  The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or any other period(s).

Note 2: Composition of Certain Financial Statement Captions

Property and Equipment

	March 31,	December 31,
	2011	2010

Furniture and fixtures	$739	$739
Computer software and equipment	4,428	4,400
Laboratory and office equipment	509	509
Leasehold improvements	2,719	2,658
Construction in progress	10	10
	8,405	8,316
Less accumulated depreciation and amortization	(5,186)	(5,062)
	$3,219	$3,254

Inventories

	March 31,	December 31,
	2011	2010

Raw materials	$618	$770
Finished goods	3,440	4,455
	4,058	5,225
Less reserve for inventories	(448)	(600)
	$3,610	$4,625

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share and per share amounts)

Inventories consist of raw materials and finished goods that are manufactured both through contracted third party manufacturers and in-house and that are purchased from third parties and are valued at the lower of cost or market.  Cost is determined by the first-in, first-out method.  Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, obsolescence, reductions in estimated future demand and reductions in selling prices.  Inventory reserves are measured as the difference between cost of inventory and the estimated net realizable value.  Provision for inventory reserves is charged to cost of sales.  The Company’s estimated inventory reserve is provided for in the condensed consolidated financial statements and actual reserve requirements have approximated management’s estimates.

Accrued Liabilities

	March 31,	December 31,
	2011	2010

Professional fees and legal related matters (Note 7)	$6,471	$686
Salaries and related benefits	3,801	4,748
Provision for sales returns and allowances (Note 7)	1,927	—
Amounts due to related parties (Note 6)	63	—
Other	1,292	1,045
	$13,554	$6,479

As of March 31, 2011, other long-term liabilities of $655, $729, and $196 represented the long-term portion of the tenant improvement credit, deferred rent and the uncertain tax liabilities, respectively, recorded in accordance with adopted authoritative guidance issued by the Financial Accounting Standards Board, included under the Accounting Standards Codification (“ASC”) 740,  Income Taxes, respectively.  As of December 31, 2010, other long-term liabilities of $680, $723, and $196 represented the long-term portion of the tenant improvement credit, deferred rent and the uncertain tax liabilities, respectively.

Note 3: Intangible Assets

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

At March 31, 2011 and December 31, 2010, the carrying amounts and accumulated amortization of intangible assets were as follows:

	March 31, 2011			December 31, 2010
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value

Trademarks	$7,554	$(4,862)	$2,692	$7,530	$(4,770)	$2,760
Licenses	200	(83)	117	1,375	(926)	449
Other intangible assets	3,531	(2,163)	1,368	3,511	(2,128)	1,383
	$11,285	$(7,108)	$4,177	$12,416	$(7,824)	$4,592

Amortization expense related to all intangible assets, including certain amounts reflected in cost of sales, for the three months ended March 31, 2011 and 2010 was $180 and $183, respectively.

Impairment of License

In March 2004, as part of an agreement with a third-party international licensor, the Company received an ongoing, non-exclusive right to market and sell any and all products marketed under the “Obagi” brand containing a specific range of Kinetin concentration, limited to existing channels of trade in Japan.  Under the terms of the agreement, the Company’s license rights are valid until the last of the related patents expire in December 2014.  In exchange for this

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share and per share amounts)

right, the Company agreed to pay a total of $2,000 over the life of the agreement.  The Company subsequently entered into a sub-license agreement under which the sublicensee was to pay the Company a royalty on the sale of products containing the specified Kinetin concentration.

In April 2011, the sublicensee communicated to the Company that it had ceased the manufacture and distribution of products containing the Kinetin concentration in February 2011.  In addition, neither the Company nor the sublicensee has current plans to develop or distribute products containing the Kinetin concentration in the future.  As a result, the Company recorded an impairment charge of $522 consisting of the unamortized net book value of the initial license fee and the obligation for additional payments for which there is no future benefit.  The impairment charge was recorded as a component of “Selling, general and administrative expenses” during the three months ended March 31, 2011.

Note 4: Exit of Manufacturing Plant

In 2005, the Company established a manufacturing facility in Milford, Connecticut to develop the ability to manage and protect the manufacturing process with respect to certain of its products.  This facility is used solely for the purpose of small-scale manufacturing in connection with new product technologies and smaller market introduction quantities.  The Company currently performs part of the manufacturing process for the CLENZIderm M.D. System in this facility.  During the three months ended March 31, 2011, the Company decided to transfer the production conducted at this facility to third-party manufacturers, with full protection of the related intellectual property, and to exit this manufacturing facility by July 31, 2011.

During the three months ended March 31, 2011, the Company recorded charges approximating $75 related to the exit, which includes lease termination costs, one-time employee termination charges and $23 in accelerated depreciation expense.  These charges were recorded as components of “Cost of sales” and “Selling, general and administrative expenses” in the amounts of $50 and $25, respectively.  The Company expects total costs to exit the manufacturing facility, including the charges recorded as of March 31, 2011, to approximate $190, of which $92 is related to accelerated depreciation.

Note 5: Income Taxes

The Company had unrecognized tax benefits, all of which affect the effective tax rate if recognized, of $196 as of March 31, 2011 and December 31, 2010.  Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of March 31, 2011 and December 31, 2010, accrued interest related to uncertain tax positions was $12 as of each of the period ends.

The tax years 2006-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Income taxes are determined using an annual effective tax rate, which generally differs from the United States federal statutory rate, primarily because of state taxes.  The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, along with net operating losses and credit carryforwards.

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

Note 6: Related-Party Transactions

Cobrek Pharmaceuticals, Inc.

From November 2010 through March 2011, the Company entered into consulting arrangements with certain individuals affiliated with Cobrek Pharmaceuticals, Inc. (“Cobrek”) to provide consulting services to the Company.  These individuals include: (i) the Vice President of Regulatory Affairs and Quality Assurance; (ii) the Chairman of the

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share and per share amounts)

board of directors; (iii) a member of the board of directors; and (iv) a senior consultant.  For the three months ended March 31, 2011, the Company recorded $145 in aggregate fees and related expenses for consulting services provided by these four consultants, of which $64 and $81 were recorded as components of “Selling, general and administrative expenses” and “Research and development expenses,” respectively.  The Company currently anticipates that it may enter into an additional consulting arrangement with Cobrek itself and may engage other employees or consultants of Cobrek to provide formulation and/or other services to the Company.  In addition to the four consultants mentioned above, Albert F. Hummel, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors, is also the Chief Executive Officer, a member of the board of directors and a holder of more than 10% of the outstanding stock of Cobrek.  For the three months ended March 31, 2011, the Company recorded $138 in fees and related expenses for consulting services provided by Mr. Hummel prior to entering into an employment arrangement with him.  These expenses were recorded as a component of “Selling, general and administrative expenses.”  As of March 31, 2011, amounts due to the four consultants and Mr. Hummel aggregated $63 and are recorded as “Amounts due to related parties” in Note 2.

In April 2011, the Company entered into an employment arrangement with Mr. Hummel.  See Note 11 for further discussion.

Zein Obagi, M.D. and Affiliate

Following the completion of a secondary offering and stock repurchase, on November 30, 2010, Zein Obagi, M.D., the Company’s former executive medical director and board member, ceased to own any shares of the Company’s common stock.  As a result, subsequent to November 30, 2010, Dr. Obagi and his affiliates are no longer considered related parties.  Dr. Obagi was granted the right to purchase products from the Company at a discount equal to the maximum discount offered to the Company’s unrelated customers.

Dr. Obagi is also a 75%-owner of Obagi Dermatology – San Gabriel Annex, Inc. (“SGA”), which purchases products from the Company.  Other than the common ownership interest by Dr. Obagi, the Company was otherwise unrelated to SGA.  As an affiliate of Dr. Obagi, after November 30, 2010, SGA is not considered a related party.

Total net sales made to Dr. Obagi and SGA, and the related cost of sales for the three months ended March 31, 2010 were as follows:

Three Months Ended March 31, 2010
Net sales	$93
Costs of sales	13

Note 7: Commitments and Contingencies

Debt Compliance

The Company entered into a Credit and Term Loan Agreement with Comerica Bank on November 3, 2010 (the “Credit and Term Loan Agreement”), which provides the Company access to a $20,000 revolving credit facility (the “Facility”) and $15,000 in term loans (the “Term Loans”).  As of March 31, 2011 and December 31, 2010, the Company did not have an outstanding balance on its Facility or Term Loans.  As of March 31, 2011 and December 31, 2010, the Company was in compliance with all financial and non-financial covenants under the Credit and Term Loan Agreement.

Litigation

On January 7, 2010, ZO Skin Health, Inc., a California corporation, filed a complaint in the Superior Court of the State of California, County of Los Angeles: ZO Skin Health, Inc. vs. OMP, Inc. and Obagi Medical Products, Inc. and Does 1-25; Case No. BC429414.  The complaint alleged claims against the Company for: (i) unfair competition; (ii) intentional interference with prospective economic advantage; (iii) negligent interference with prospective economic advantage; (iv) intentional interference with contract; and (v) promissory estoppel.  More specifically, the plaintiff alleged that: the Company engaged in business practices, including the assertion of void and unlawful non-compete clauses in contracts with Zein Obagi, that violate California’s Unfair Competition Law and the California Business and Professional Code, Section 17200, et seq.; the Company intentionally and negligently interfered with plaintiff’s prospective economic advantage in relationship with Rohto Pharmaceutical Co., Ltd. (“Rohto”) and certain product distributors; the Company interfered with existing contracts between plaintiff and Rohto; and the Company allegedly did

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share and per share amounts)

not provide certain promised assistance in connection with the alleged agreement between plaintiff and Rohto.  The plaintiff sought injunctive relief, compensatory damages “measuring in the tens of millions of dollars” and other damages in an unspecified amount, punitive damages and costs of suit, including attorneys’ fees.  The Company answered the complaint and denied the allegations in that pleading.  In addition, the Company asserted counterclaims against the plaintiff.

    In addition, on or about January 7, 2010, Zein Obagi and his spouse, Samar Obagi, and the Zein and Samar Obagi Family Trust and certain other entities allegedly affiliated with Zein Obagi sent the Company an arbitration demand before JAMS (formerly Judicial Arbitration and Mediation Services) in Los Angeles, California in which the claimants claimed breaches of the 2006 Services Agreement and 2006 Separation and Release Agreement between the Company and the claimants and various breaches of common law, California law, and federal law, including failure to pay certain retainer, marketing and reimbursement funds, failure to pay royalties allegedly due, failure to consult before developing and marketing new products, failure to pursue certain business strategies, threatening to invoke unenforceable and inapposite non-competition clauses in the Company’s contracts with Zein Obagi, threatening and interfering with the claimants’ business opportunities, threatening to enforce nonexistent trademark and service mark rights, and wrongfully depriving the claimants of both their rights to pursue business opportunities and also their trademark rights.  Claimants sought actual and consequential damages of tens of “millions of dollars” and other damages in an unspecified amount, restitution of monies wrongfully obtained in an unspecified amount, prejudgment interest, attorneys’ fees and costs, declaratory judgment and assignment of certain trademarks from the Company to Dr. Obagi.  The Company filed an answer to the Demand for Arbitration denying the allegations and asserting various counterclaims.  In May 2010, the claimants in the arbitration proceeding filed an amended demand, again before JAMS in Los Angeles.  The amended demand reiterated the claims asserted in the original demand.  The amended demand expanded the original demand’s factual allegations involving the Company’s alleged interference with the claimants’ rights to pursue business opportunities and with the claimants’ trademark rights.

On May 2, 2011, the Company entered into a Settlement and Release Agreement with Zein E. Obagi, M.D., Zein E. Obagi, M.D., Inc., ZO Skin Health, Inc., Skin Health Properties, Inc., the Zein and Samar Obagi Trust, and Samar Obagi (collectively, the “ZO Parties”) (the “Settlement Agreement”) that resulted in the dismissal with prejudice of all claims and counterclaims in both the litigation and arbitration.  Under the Settlement Agreement, the Company and ZO Parties have agreed to mutual releases.  The Settlement Agreement also provides for: (i) a one-time payment of $5,000 from the Company to the ZO Parties; and (ii) the grant of a limited, non-exclusive license by the Company to the ZO Parties to use certain trademarks of the Company in up to three locations. In addition to the one-time settlement payment, the Company incurred legal costs related to the matter.  The other non-economic terms of the Settlement Agreement are confidential.  The Company recorded $5,000 for the one-time payment and $2,167 in related litigation fees as components of “Selling, general and administrative expenses” during the three months ended March 31, 2011.

From time to time, the Company is involved in other litigation and legal matters or disputes in the normal course of business.  Management does not believe that the outcome of any of these other matters at this time will have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

Insurance Coverage

During the three months ended March 31, 2011, the Company received a coverage letter from its general liability insurance carrier, agreeing to defend the lawsuit, under a reservation of rights.  At present, the Company cannot determine the amount of litigation costs and settlement fees it may recover as the Company is currently in discussion with the insurance carrier.  As a result, the Company currently cannot estimate the amount, if any, that the insurance carrier will agree to pay, and therefore has not recorded any insurance recovery from the carrier during the three months ended March 31, 2011.

Texas Regulatory Matter

Background

In November 2009, the Company received a letter from the Texas Department of State Health Services (the “Agency”) regarding the Company’s shipping in Texas of products containing unapproved new drugs and, specifically, referencing certain retail businesses in Texas that were selling the Company’s products containing prescription drugs over the Internet.  Prior to this time, the Agency had detained products from three of the Company’s customers that sold the Company’s products on the Internet.  In its letter, the Agency alleged that the Company was shipping unapproved new drug articles to these establishments in violation of certain Texas statutes.  The Company submitted its response to the Agency in January 2010 indicating why it believed it was in compliance with the Texas statutes.  In May 2010, the

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share and per share amounts)

Agency sent a letter to the Company indicating that it did not agree with the arguments set forth in the Company’s January 2010 letter.  In June 2010, the Company had an in-person meeting with officials from the Agency to further discuss its concerns.  In August 2010, the Company submitted additional written information to the Agency in response to the topics discussed and additional information requested by the Agency at the June meeting.  From that time until April 2011, the Agency did not have any further communications with the Company.  In March 2011, the Agency, in response to what the Company currently understands was a new complaint, detained the Company’s products containing 4% hydroquinone from one of its customers as being unapproved new drugs and further cited this customer for dispensing prescription drugs without a pharmacy license in violation of various Texas statutes.  During the week of April 4, 2011, the Agency detained products from several more of the Company’s customers citing similar violations.  Between April 7 and April 15, 2011, the Company attempted to contact the Agency to ascertain what the issues were that prompted the recent actions taken by the Agency against these customers.  On April 15, 2011, the Agency indicated to the Company that it had referred the issues related to these latest complaints to the Texas Attorney General’s office for enforcement action.  On April 27, 2011, the Company met with the Agency and the Attorney General’s office at which time the Attorney General stated it viewed the Company to be in violation of the Texas Food, Drug and Cosmetic Act and the Texas Deceptive Trade Practices Act arising from the sale in Texas of the Company’s products containing 4% hydroquinone. The Company is vigorously contesting the allegations and is engaged in preliminary discussions with the Texas Attorney General’s office to attempt to resolve the matter cooperatively.  At this time, no lawsuit has been filed by the Attorney General and no monetary penalties or other proposed disciplinary action or regulatory actions have been instituted against the Company.  However, the Company has voluntarily ceased shipping any products containing 4% hydroquinone into the state of Texas.  In addition, the Company is in the process of developing a plan that will enable its customers in Texas to return any of these products (that have not otherwise been detained) currently in their possession in exchange for a credit or refund and is working with the State of Texas to allow those customers with detained product to ship them to a central location for destruction.  The Company has also asked the Attorney General’s office to provide it with copies of the recent complaints that gave rise to the product detentions in March and April 2011.

Provision for Sales Returns and Allowances

In light of the aforementioned events, the Company recorded a sales returns and allowances provision for product to be returned from its customers residing in Texas.  The sales returns and allowances provision of $1,927 was recorded as a component of “Accrued liabilities” as of March 31, 2011 (see Note 2) and as an offset to “Net sales” during the three months ended March 31, 2011.  In addition, the Company recorded $282 in estimated finished goods inventory to be returned as of March 31, 2011 and as an offset to “Cost of sales” during the three months ended March 31, 2011.  The Company’s methodology for calculating the provision considers, by customer, the previous 12 months of sales history.  This estimate for returns will be adjusted on a quarterly basis based upon actual and historical rates of returns and other related factors.

Assessment of Penalties

As discussed above, the Company is engaged in discussions with the Texas Attorney General.  Although no monetary penalties have been instituted against the Company, it is possible that penalties may be assessed.  Based on the early stage of these discussions, it is neither possible to accurately predict the ultimate resolution nor can the Company reasonably estimate any potential penalties.  If the ultimate assessment is material, these matters may have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Note 8: Earnings (Loss) per Common Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share.  Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding.  Diluted earnings (loss) per common share are computed similar to basic earnings (loss) per share, except that the denominator is increased to include the number of additional potential common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Potential common shares are excluded from the computation for a period in which a net loss is reported or if their effect is anti-dilutive.  The Company’s potential common shares consist of stock options and restricted stock awards issued under the Company’s stock incentive plans.

Under the treasury stock method, the assumed proceeds calculation includes: (i) the actual proceeds to be received from the employee upon exercise, (ii) the average unrecognized compensation cost during the period, and (iii) any tax benefits that will be credited upon exercise to additional paid-in capital.  Basic and diluted earnings (loss)

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share and per share amounts)

per common share were calculated using the following weighted average shares outstanding for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Weighted average shares outstanding - basic	18,503,977	21,912,868
Effect of dilutive stock options	—	209,201
Weighted average shares outstanding - diluted	18,503,977	22,122,069

    As the Company reported a net loss for the three months ended March 31, 2011, diluted earnings per share for the same period excludes all common stock options and unvested restricted stock totaling 1,184,152 shares.  Diluted earnings per share for the three months ended March 31, 2010 does not include the impact of common stock options totaling 885,169 shares, as the effect of their inclusion would be anti-dilutive.

Note 9: Stock Options

During the three months ended March 31, 2011, the Company’s Board of Directors, through its Compensation Committee, granted 3,000 options under the 2005 Stock Incentive Plan, as amended, to one employee of the Company, with an exercise price of $11.39 per share, which was equal to or greater than the fair value of the underlying common stock on the date of grant.  As of March 31, 2011, total unrecognized stock-based compensation expense related to unvested stock options was approximately $2,187, which is expected to be recognized over a weighted average period of approximately 1.80 years.

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

The Company operates its business on the basis of two reportable segments: (i) physician-dispensed and (ii) licensing.  The physician-dispensed segment produces a broad range of topical skin health systems and products that enable physicians to sell products to their patients to treat a range of skin conditions, including premature aging, photodamage, hyperpigmentation, acne, sun damage, facial redness and soft tissue deficits, such as fine lines and wrinkles.  The licensing segment includes revenues generated from licensing arrangements with international distributors that specialize in the distribution and marketing of over-the-counter (“OTC”) medical-oriented products in the drug store, retail and aesthetic spa channels.

Management evaluates its segments on a revenue and gross profit basis, which is presented below.  The United States information is presented separately as the Company’s headquarters reside in the United States.  United States sales represented 82% and 85% of total consolidated net sales for the three months ended March 31, 2011 and 2010, respectively.  No other country or single customer accounted for over 5% of total Company consolidated net sales.

All of the Company’s long-lived assets are located in the United States.  The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share and per share amounts)

	Three Months Ended March 31,
	2011	2010
Net sales by segment
Physician-dispensed	$24,938	$24,717
Licensing	1,575	989
Net sales	$26,513	$25,706

Gross profit by segment
Physician-dispensed	$19,481	$19,414
Licensing	1,570	956
Gross profit	$21,051	$20,370

Geographic information
United States	$21,666	$21,742
International	4,847	3,964
Net sales	$26,513	$25,706

	Three Months Ended March 31,
	2011	2010
Net sales by product line
Physician-dispensed
Nu-Derm	$13,174	$12,858
Vitamin C	3,565	4,012
Elasticity	3,060	2,772
Therapeutic	1,274	1,615
Other	3,865	3,460
Total	24,938	24,717
Licensing	1,575	989
Total net sales	$26,513	$25,706

Note 11: Subsequent Events

David S. Goldstein Amendment to Employment Agreement

On April 15, 2011, the Compensation Committee of the Company’s Board of Directors approved an amendment to the Amended and Restated Executive Employment Agreement, dated as of June 15, 2009, by and between the Company and David S. Goldstein, the Company’s Executive Vice President, Global Sales and Field Marketing (the “Original Goldstein Agreement”).  Pursuant to the terms of the Original Goldstein Agreement, if Mr. Goldstein’s employment was terminated by the Company for reasons other than cause or death or disability, he would have been entitled to six months’ severance pay, as well as continuation of all benefits made generally available to all executives (including continuation of coverage under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”), for 6 months.  Under the amendment, if Mr. Goldstein’s employment is terminated by the Company for reasons other than cause or death or disability, he will now be entitled to receive 12 months’ severance pay, as well as continuation of all benefits made generally available to all executives (including continuation of COBRA) for 12 months.

Albert F. Hummel Employment Arrangement

In connection with his appointment as President and Chief Executive Officer on April 21, 2011 (the “Effective Date”), the Compensation Committee of the Company’s Board of Directors approved an annual base salary of $500 for Mr. Hummel.  In addition, he will be entitled to participate in any incentive compensation plans that the Compensation Committee of the Board of Directors may establish, including the Obagi 2011 Performance Incentive Plan (the “2011 Plan”) adopted and approved in March 2011.  Under the 2011 Plan, Mr. Hummel’s target bonus, assuming achievement by the Company of 100% of each of the performance goals, is 75% of his annual base salary.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share and per share amounts)

On the Effective Date, the Compensation Committee also granted Mr. Hummel an option to purchase 100,000 shares of the Company’s common stock, with an exercise price per share of $12.55, the closing selling price per share of the Company’s common stock as reported on the Nasdaq Global Market on the date of grant.  The option will vest and become exercisable with respect to 33.33% of the underlying shares per annum upon Mr. Hummel’s completion of each year of service with the Company following the Effective Date.

Additionally,  on the Effective Date the Compensation Committee awarded Mr. Hummel 50,000 restricted stock units (“RSUs”) to acquire an equal number of shares of the Company’s common stock with no cash payment on his part other than applicable income and employment taxes.  The RSUs will vest in full upon the second anniversary of the Effective Date provided Mr. Hummel is employed by the Company on such date.

Either Mr. Hummel or the Company may terminate his employment at any time.  If Mr. Hummel is terminated for cause or terminates his own employment, he will be entitled to no severance.  If Mr. Hummel is terminated without cause, he will be entitled to 12 months’ severance.  In addition he will be entitled to continuation of all benefits made generally available to all executives (including continuation of COBRA) for 12 months, and will have a period of 12 months to exercise any options that were vested on the date of termination.  In the event Mr. Hummel’s employment terminates by reason of death or disability, he will not be entitled to severance, but will have a period of 12 months to exercise any options that were vested on the date of termination.

If Mr. Hummel terminates his employment for good reason, then he will be entitled to 12 months’ severance and continuation of all benefits made generally available to all executives (including continuation of COBRA) for 12 months.  In addition, in the event of a change in control, all options and RSUs held by Mr. Hummel will vest in full, and all options will become exercisable immediately prior to such change in control, regardless of his continued employment status.

The Company intends to enter into an Executive Employment Agreement with Mr. Hummel that sets forth the terms of his employment with the Company and compensation therefor described above in greater detail.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

In addition to historical information, this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to future events or future financial performance, and include statements regarding our business strategy, timing of, and plans for, the introduction of new products and enhancements, future sales, market growth and direction, the effects of future regulations, litigation, competition, market share, revenue growth, operating margins and profitability.  All forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results, expressed or implied, by these forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology.  These statements are only predictions and are based upon information available to us as of the date of this report.  We undertake no ongoing obligation to update these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results.  These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” section of our 2010 Annual Report on Form 10-K and Item IA of Part II of this report on Form 10-Q.  You are urged to carefully consider these factors.  All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

Overview and Recent Developments

The following discussion is intended to help the reader understand the results of operations and financial condition of Obagi Medical Products, Inc.  This discussion is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements.

We are a specialty pharmaceutical company that develops, markets and sells, and are a leading provider of, proprietary topical aesthetic and therapeutic prescription-strength skin care systems in the physician-dispensed market.  Our products are designed to prevent and improve the most common and visible skin disorders in adult skin, including premature aging, photodamage, skin laxity, hyperpigmentation, acne, sun damage, facial redness and soft tissue deficits, such as fine lines and wrinkles.

Current products.  Our primary product line is the Obagi Nu-Derm System, which we believe is the leading clinically proven, prescription-based, topical skin health system on the market that has been shown to enhance the skin’s overall health by correcting photodamage at the cellular level, resulting in a reduction of the visible signs of aging.  The primary active ingredients in this system are 4% hydroquinone and OTC skin care agents.  In April 2004, we introduced the Obagi-C Rx System consisting of a combination of prescription and OTC drugs and adjunctive cosmetic skin care products to treat skin conditions resulting from sun damage and the oxidative damage of free radicals.  The central ingredients in this system are 4% hydroquinone and Vitamin C.  In October 2005, we launched the Obagi Professional-C products, a complete line of proprietary, non-prescription products, which consists of Vitamin C serums used to reduce the appearance of damage to the skin caused by ultraviolet radiation and other environmental influences.  In July 2006, we launched our Obagi Condition & Enhance System, for use in conjunction with commonly performed surgical and non-surgical cosmetic procedures.  In October 2006, we launched our first product in the ELASTIderm product line, an eye cream for improving the elasticity and skin tone around the eyes.  We introduced the Obagi CLENZIderm M.D. system and a second product in the ELASTIderm product line to address acne and skin elasticity around the eye, respectively, based on positive interim clinical results, in February 2007.  In July 2007, we launched our second system in the CLENZIderm M.D. line, CLENZIderm M.D. System II, which is specifically formulated for normal to dry skin.  In August 2007, we launched two new Nu-Derm Condition & Enhance Systems.  One is designed specifically for use with non-surgical procedures while the other has been developed for use with surgical procedures.  In February 2008, we launched ELASTIderm Décolletage, a system to treat skin conditions resulting from sun damage and improve the elasticity and skin tone for the neck and chest area.  In January 2009, we launched Obagi Rosaclear, a system to treat the symptoms of rosacea.  In September 2009, we also began offering Refissa by Spear, a FDA-approved 0.05% strength tretinoin with an emollient base that has a broad indication for treatment of fine facial lines, hyperpigmentation and tactile roughness.  In October 2010, we launched ELASTILash Eyelash Solution, a peptide-based eyelash solution that can help achieve the appearance of thicker, fuller-looking eyelashes.  In January 2011, we launched Blue Peel RADIANCE, a gentle salicylic acid-based peel that utilizes a unique blend of acids and other soothing ingredients to exfoliate, even out skin tone and improve overall complexion, with little-to-no downtime.  We also market tretinoin, used for the topical treatment of acne in the U.S., metronidazole, used for the treatment of rosacea in the U.S., and the Obagi Blue Peel Essential Kit, used to aid the physician in the application of skin peeling actives.

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

Aesthetic skin care.  As of March 31, 2011, we sold our products to over 6,500 physician-dispensing accounts in the United States, with no single customer accounting for more than 5% of our net sales.  Our current products are not eligible for reimbursement from third-party payors such as health insurance organizations.  We generated U.S. physician-dispensed sales of $21.7 million during each of the three month periods ended March 31, 2011 and 2010.

International distribution.  We market our products internationally through 20 international distribution and two licensing partners that have sales and marketing activities in 45 countries outside of the United States.  Our distributors use a model similar to our business model in the United States, selling our products through direct sales representatives to physicians, or through alternative distribution channels depending on regulatory requirements and industry practices.  We generated international physician-dispensed sales of $3.3 million and $3.0 million during the three months ended March 31, 2011 and 2010, respectively.

Licensing.  We market our products in the Japanese retail markets through license agreements with Rohto.  Under our agreements, Rohto is licensed to manufacture and sell a series of OTC products developed by it under the Obagi brand name, as well as Obagi-C products, in the Japanese drug store channel, and we receive a royalty based upon Rohto’s sales of Obagi branded products in Japan.  Rohto sells and markets Obagi branded products through high-end drug stores.  We have other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel.  We receive royalties based upon these arrangements.  We generated licensing revenue of $1.6 million and $1.0 million during the three months ended March 31, 2011 and 2010, respectively.

In March 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami and nuclear disasters.  These events caused significant damage in that region and have adversely affected Japan's infrastructure and economy.  Our third-party licensees are located in Japan and they may experience a slowdown in operations and may otherwise be negatively impacted as a result of these events.  Our license revenue from Japan accounted for 6% and 4% of our total net sales for the three months ended March 31, 2011 and 2010, respectively.  Based on information provided by certain of our Japanese licensees, we do not currently expect the recent crisis to significantly harm our license revenue from Japan.  However, should the situation in Japan worsen, our license revenue from our Japanese licensees may be negatively impacted.  During the year ended December 31, 2010, licensing revenue represented approximately 3.9% of our total net sales.

Impairment of license.  In 2004, we entered into a license agreement with a third-party licensor to market and sell products containing a specific range of Kinetin concentration in Japan (see Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements).  We subsequently, sublicensed these rights to an international distributer in Japan.  During the three months ended March 31, 2011, our sublicensee discontinued the manufacture and sale of products containing the Kinetin concentration.  In addition, neither we nor the sublicensee has current plans to develop or distribute products containing the Kinetin concentration in the future.  As a result, we recorded an impairment charge of $0.5 million consisting of the unamortized net book value of the initial license fee and the obligation for additional payments for which there is no future benefit.  These charges were recorded as a component of “Selling, general and administrative expense.”

Litigation settlement and insurance coverage.  In January 2010, Dr. Zein Obagi, ZO Skin Health, Inc., and related parties filed a complaint and an arbitration demand against us.  We later filed counterclaims in both proceedings.  On May 2, 2011, the parties to both proceedings entered into a Settlement Agreement that requires dismissal of all claims and counterclaims in both proceedings.  Pursuant to the Settlement Agreement, we have made a one-time settlement payment of $5.0 million.  The Settlement Agreement also contains a number of non-economic terms.  See Note 7 in Notes to Unaudited Condensed Consolidated Financial Statements for further discussion on the litigation and the Settlement Agreement.  Since January 2010 through March 31, 2011, we have incurred significant litigation and related fees, including the $5.0 million settlement, of $12.7 million.  During the three months ended March 31, 2011, we received a coverage letter from our primary general liability insurance carrier, agreeing to defend the lawsuit, under a reservation of rights.  At present, we are not aware of the amount of litigation costs and settlement fees we may recover as we are currently in discussions with the insurance carrier.  As a result, we currently cannot estimate the amount, if any, that the insurance carrier will agree to pay.

Texas regulatory matter.  In November 2009, we received a letter from the Agency regarding our shipping in Texas of products containing unapproved new drugs and, specifically, referencing certain retail businesses in Texas that were selling our products containing prescription drugs over the Internet.  Prior to this time, the Agency had detained products from three of our customers that sold products on the Internet.  In its letter, the Agency alleged that we were shipping unapproved new drug articles to these establishments in violation of certain Texas statutes.  We submitted our response to the Agency in January 2010 indicating why we believed we were in compliance with the Texas statutes.  In May 2010, the Agency sent us a letter indicating that it did not agree with the arguments set forth in our January 2010 letter.  In June 2010, we had an in-person meeting with officials from the Agency to further discuss its concerns.  In August 2010, we submitted additional written information to the Agency in response to the topics discussed and additional information requested by the Agency at the June meeting.  From that time until April 2011, the Agency did not have any further communication with us.  In March 2011, the Agency, in response to what we currently understand was a new complaint, detained our products containing 4% hydroquinone from one of our customers as being unapproved new drugs and further cited this customer for dispensing prescription drugs without a pharmacy license in violation of various Texas statutes.  During the week of April 4, 2011, the Agency detained products from several more of our customers citing similar violations.  Between April 7 and April 15, 2011, we attempted to contact the Agency to ascertain what the issues were that prompted the recent actions taken by the Agency against these customers.  On April 15, 2011, the Agency indicated to us that it had referred the matter to the Texas Attorney General’s office for enforcement action.  On April 27, 2011, we met with the Agency and the Attorney General’s office at which time the Attorney General stated it viewed us to be in violation of the Texas Food, Drug and Cosmetic Act and the Texas Deceptive Trade Practices Act arising from the sale in Texas of our products containing 4% hydroquinone, which the state believes to be an unapproved new drug.  We are vigorously contesting the allegations and are engaged in preliminary discussions with the Texas Attorney General to attempt to resolve the matter cooperatively.  At this time, no lawsuit has been filed by the Attorney General and no monetary penalties or other proposed disciplinary action or regulatory actions have been instituted against us.  However, we have voluntarily ceased shipping any products containing 4% hydroquinone into the state of Texas.  In addition, we are in the process of developing a plan that will enable our customers in Texas to return any of these products (that have not otherwise been detained) currently in their possession in exchange for a credit or refund and are working with the State of Texas to allow those customers with detained products to ship them to a central location for destruction.  We have also asked the Attorney General’s office to provide us with copies of the recent complaints that gave rise to the product detentions in March and April 2011.  Our inability to ship our products containing 4% hydroquinone into the state of Texas for an extended period of time could have a material adverse impact on our consolidated financial position, results of operations and cash flows.  Texas net sales, including products containing hydroquinone, represented approximately 8.8% of our total net sales during the year ended December 31, 2010.

In light of the aforementioned events, we recorded a sales returns and allowances provision for product to be returned from our customers residing in Texas.  The sales returns and allowances provision of $1.9 million was recorded as a component of “Accrued liabilities” as of March 31, 2011 (see Note 2 to Unaudited Condensed Consolidated Financial Statements) and as an offset to “Net sales” during the three months ended March 31, 2011.  In addition, we recorded $0.3 million in estimated finished goods inventory to be returned as of March 31, 2011 and as an offset to “Cost of sales” during the three months ended March 31, 2011.  Our methodology for calculating the provision considers, by customer, the previous 12 months of sales history.  This estimate for returns will be adjusted on a quarterly basis based upon actual and historical rates of returns and other related factors.

As discussed above, we are engaged in discussions with the Texas Attorney General.  Although no formal enforcement action has been instituted against us, it is possible that penalties may be assessed and significant legal costs will be incurred in resolving this matter.  Based on the early stage of these discussions, it is neither possible to accurately predict the ultimate resolution nor can we reasonably estimate any potential penalties and expenses.  These penalties and expenses may be material, and could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Exit of Manufacturing Facility.  In 2005, we established a manufacturing facility in Milford, Connecticut to develop the ability to manage and protect the manufacturing process with respect to certain of our products.  This facility is used solely for the purpose of small-scale manufacturing in connection with new product technologies and smaller market introduction quantities.  We currently perform part of the manufacturing process for the CLENZIderm M.D. System in this facility.  During the three months ended March 31, 2011, we decided to transfer the production to third-party manufacturers, with full protection of the related intellectual property, and to exit this manufacturing facility by July 31, 2011.

During the three months ended March 31, 2011, we recorded charges approximating $0.1 million related to the exit, which includes lease termination costs, one-time employee termination charges and accelerated depreciation expense.  We expect total costs to exit the manufacturing facility, including the charges recorded as of March 31, 2011, to approximate $0.2 million.

Results of operations.  We commenced operations in 1997, and as of March 31, 2011, we had accumulated earnings of $24.9 million.  We reported net loss of $2.4 million and net income of $1.9 million for the three months ended March 31, 2011 and 2010, respectively.

Seasonality.  Sales of our products have historically been higher between September and March of each year.  We believe this is due to increased product use and patient compliance during these months.  We believe this increased usage and compliance relates to several factors such as higher patient tendencies toward daily compliance inversely proportionate to their tendency to travel and/or engage in other disruptive activities during summer months.  Patient travel and other disruptive activities that affect compliance are at their peak during July and August.  The effects of seasonality in the past have been offset by the launch of new products.  This trend was very pronounced during 2007 when we launched four new product offerings and rebranded two systems.  However, we cannot assure you that we will continue to be able to offset such seasonality in the future.

Economy.  Many treatments in which our products are used are considered cosmetic in nature, are typically paid for by the patient out of disposable income and are generally not subject to reimbursement by third-party payors such as health insurance organizations.  As a result, we believe that our current and future sales growth may be influenced by the economic conditions within the geographic markets in which we sell our products.  Although there are modest signs of economic recovery, it is unclear whether the economy will show sustained growth and/or stability.  Accordingly, we cannot assure you that the improvement in revenue growth that we experienced in the last six quarters will be sustainable.  Even with continued growth in many of our markets during this period, the recent recession could adversely impact our business in the future causing a decline in demand for our products, particularly if uncertain economic conditions are prolonged or worsen.  We do believe that some of the negative impact experienced during the majority of 2009 was partially offset due to the following: (i) we are the leader in the physician-dispensed market; (ii) the aesthetic nature of our products; (iii) the lower price point of our products compared to other aesthetic products in our market; (iv) the desire to maintain a healthy and youthful appearance; and (v) the demographics of the patients who use our products.

Future growth.  We believe that our future growth will be driven by increased direct sales coverage, penetration into non-core markets such as other medical specialties, ongoing marketing efforts to create increased awareness of the Obagi brand and the benefits of skin health and new product offerings.  We plan to continue to invest resources on the commercialization of new applications of our current products, the continuing development of our pipeline of products and the in licensing or acquisition of new product opportunities.  However, our current business plan does not anticipate that we invest significant resources in these strategic initiatives over the near term.  As a result, we believe that our ongoing profitability is primarily dependent upon the continued success of our current product offerings and certain other strategic marketing initiatives.  We may begin to invest significant resources to facilitate our growth once we see sustained stability in the global markets.

Critical accounting policies and use of estimates

Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP.  The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, sales and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements.  On a periodic basis, we evaluate our estimates, including those related to revenue recognition, sales return reserve, accounts receivable, inventory, goodwill and other intangible assets.  We use historical experience and other assumptions as the basis for making estimates.  By their nature, these estimates are subject to an inherent degree of uncertainty.  As a result, we cannot assure you that future actual results will not differ significantly from estimated results.

We believe that the estimates, assumptions and judgments involved in revenue recognition, sales returns and allowances, accounts receivable, inventory, goodwill and intangible assets, stock-based compensation and accounting for income taxes have the greatest potential impact on our Unaudited Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies.  Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results.  However, it is possible that the actual results we experience may differ materially and adversely from our estimates in the future.  There have been no material changes to the critical accounting estimates associated with these policies as described in Part II, Item 7 “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Annual Report on Form 10-K filed with the SEC on March 11, 2011, other than as set forth below.

Sales returns and allowances.  When we sell our products we reduce the amount of revenue recognized from such sales by an estimate of future product returns and other sales allowances.  Sales allowances include cash discounts, rebates and sales incentives relating to products sold in the current period.  Factors that are considered in our estimates of sales returns include the historical rate of returns as a percentage of net product sales, gross of returns and allowances and shipping and handling revenue, historical aging of returns and the current market conditions.  Although our domestic sales agreements do not provide for a contractual right of return, we maintain a return policy that allows our customers to return product within a specified period after shipment of the product has occurred.  Factors that are considered in our estimates regarding sales allowances include quality of product and recent promotional activity.

As discussed earlier, in April 2011, we were made aware of enforcement actions taken against certain of our customers by the Agency and the Texas Attorney General regarding the shipping of our products containing 4% hydroquinone, into the state of Texas.  As a result of these actions, we have voluntarily ceased shipping any products containing 4% hydroquinone in the state of Texas.  We are in the process of developing a plan that will enable our customers residing in Texas to return any of these products (that have not otherwise been detained) currently in their possession in exchange for credit or refund.  During the three months ended March 31, 2011, we recorded a sales returns and allowances provision related to this matter of $1.9 million as a component of “Accrued liabilities” and as an offset to “Net sales.”  In addition, we recorded $0.3 million in estimated finished goods inventory to be returned as of March 31, 2011 and as an offset to “Cost of sales” during the three months ended March 31, 2011.  Our methodology for calculating the provision considers, by customer, the previous 12 months of sales history.  This estimate for returns will be adjusted on a quarterly basis based upon actual and historical rates of returns and other related factors.

If actual future experience for product returns and other sales allowances exceeds the estimates we made at the time of sale, our financial position, results of operations and cash flow would be negatively impacted.  To date, such provisions have approximated management’s estimates.

Results of operations

The three months ended March 31, 2011 compared to the three months ended March 31, 2010

Net sales.  The following table compares net sales by product line and certain selected products for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010	Change
	(in thousands)
Net Sales by Product Category:
Physician-dispensed
Nu-Derm	$13,174	$12,858	2%
Vitamin C	3,565	4,012	-11%
Elasticity	3,060	2,772	10%
Therapeutic	1,274	1,615	-21%
Other	3,865	3,460	12%
Total	24,938	24,717	1%
Licensing fees	1,575	989	59%
Total net sales	$26,513	$25,706	3%

United States	82%	85%
International	18%	15%

Net sales increased by $0.8 million to $26.5 million during the three months ended March 31, 2011, as compared to $25.7 million during the three months ended March 31, 2010.  Overall, we believe our growth during the three months ended March 31, 2011 is primarily due to a larger base of active accounts, higher level of patient visits due to increased consumer confidence versus last year, international growth in both physician-dispensed and licensing and the launch of new products.  This growth, however, was offset by the $1.9 million sales returns and allowances provision recorded during the three months ended March 31, 2011, related to the actions brought by the Texas state regulatory bodies (see “Overview and Recent Developments” above for further discussion) in April 2011.

Physician-dispensed sales increased $0.2 million, to $25.0 million during the three months ended March 31, 2011, as compared to $24.7 million during the three months ended March 31, 2010.  We experienced net increases in the majority of our product categories as follows: (i) an increase in the Other category of $0.4 million; (ii) a $0.3 million increase in Nu-Derm sales; and (iii) an increase in Elasticity sales of $0.3 million, of which $0.2 million is attributable to the launch of our ELASTILash product in October 2010.  The growth in the Other category was primarily attributable to the launch of Blue Peel RADIANCE in January 2011, which contributed $0.7 million, partially offset by $0.3 million in sales returns provision related to Texas.  The growth in our Nu-Derm sales was primarily due to: (i) the launch of Nu-Derm Sun Shield SPF 50 in January 2011, which contributed $0.9 million; and (ii) an increase in volumes of $0.7 million; partially offset by $1.3 million in sales returns provision related to Texas.

These increases were partially offset by: (i) a decrease in Vitamin C sales of $0.5 million; and (ii) a decrease in the Therapeutic category of $0.3 million.  The decline in the Therapeutic category is due to lower sales of our CLENZIderm product line.  The decline in our Vitamin C sales is due to the launch of our normal to oily line extension of our Obagi C-Rx product line in January 2010 and $0.2 million in sales returns provision related to Texas.  Licensing fees increased by $0.6 million due to the launch of new products by our Japanese partner, Rohto, during the three months ended March 31, 2011.  We currently cannot assess the impact the recent Japanese earthquake and tsunami may have on our future licensing revenues.

Our aggregate sales growth was composed of $0.9 million from our International markets and licensing fees and a net decline of $0.1 million in the U.S.  The increase in International sales was primarily in the Nu-Derm, Vitamin C and Blue Peel product lines and was principally a result of: (i) a $0.2 million increase from the Far East; and (ii) a $0.1 million increase from the Americas.  As noted above, our licensing fees increased $0.6 million.  The net decline in the U.S. was due to the $1.9 million in sales returns and allowances provision related to Texas, offset by $1.8 million in sales growth.

As previously discussed, as a result of the actions brought by the Texas state regulatory bodies in April 2011, we have ceased selling  any products containing 4% hydroquinone into the state of Texas.  Despite the growth we have experienced during 2010 and the first quarter of 2011, we believe that until we can resolve the Texas regulatory matter and see continued stabilization in the global economy, our future net sales could be negatively impacted.

Gross margin percentage.  Overall, our gross margin percentage increased to 79.4% for the three months ended March 31, 2011, as compared to 79.2% for the three months ended March 31, 2010.  The overall increase was primarily attributable to a $0.6 million increase in our licensing fees during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Gross margin for our licensing segment increased to 99.7% as compared to 96.7% for the same period last year.  The gross margin for our physician-dispensed segment, declined to 78.1% as compared to 78.5% for the same period last year.  The decline was primarily a result of the $1.9 million sales returns and allowances provision related to Texas during the three months ended March 31, 2011, partially offset by a change in sales mix among products, favoring our higher-margin products.

Selling, general and administrative.  Selling, general and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock-based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expense and other selling expenses.  Selling, general and administrative expenses increased $8.3 million to $24.5 million during the three months ended March 31, 2011, as compared to $16.2 million for the three months ended March 31, 2010.  This increase was primarily due to the following: (i) $6.5 million in costs associated with the litigation and settlement of matters related to Dr. Obagi (see Note 7 to Unaudited Condensed Consolidated Financial Statements); (ii) a $0.7 million increase in other marketing principally due to increased efforts in market research and consumer engagement initiatives; (iii) $0.5 million in impairment charges (see “Impairment of License” discussion under “Overview and Recent Developments”); (iv) a $0.4 million increase in headcount-related expenses due to an increase in marketing and sales force headcount and an increase in bonus; (v) a $0.3 million increase in promotions and training expenses; (vi) $0.1 million increase in professional fees; and (vii) a $0.1 million increase in other expenses.  These increases were partially offset by: (i) a $0.2 million improvement in volume-related expenses, principally bad debt expense; and (ii) a $0.1 million decrease in depreciation and amortization.  As a percentage of net sales, selling, general and administrative expenses in the three months ended March 31, 2011 was 92% as compared to 63% for the three months ended March 31, 2010. We expect selling, general and administrative expenses to decline as a percent of net sales for the remainder of fiscal year 2011.

Research and development.  Research and development decreased $0.6 million to $0.4 million for the three months ended March 31, 2011 as compared to $1.0 million for the three months ended March 31, 2010.  This was due to a $0.3 million decrease in expenses related to the development of new products and a $0.3 million decrease in expenses related to the development of line extensions and reformulations of existing products.  As a percentage of net sales, research and development costs were 2% as compared to 4% for the three months ended March 31, 2011 and 2010, respectively.  We expect research and development costs to slightly increase as a percent of net for the remainder of fiscal year 2011.

Interest income and Interest expense.  Interest income declined to $2,000 for the three months ended March 31, 2011 from $20,000 for the three months ended March 31, 2010.  We earn interest income from the investment of our cash balance into higher interest rate yielding certificates of deposit.  Our average cash and cash equivalents decreased from $36.2 million for the three months ended March 31, 2010 to $17.9 million for the three months ended March 31, 2011, and our weighted average interest rate decreased from 0.43% during the three months ended March 31, 2010 to 0.24% during the three months ended March 31, 2011.  Interest expense was $64,000 during the three months ended March 31, 2011, as compared to $3,000 for the three months ended March 31, 2010.  The increase is due to an increase in the amortization of debt issuance costs related to our Credit and Term Loan Agreement.

Income taxes.  Income tax benefit was $1.5 million for the three months ended March 31, 2011 compared to income tax expense of $1.3 million for the three months ended March 31, 2010.  The income tax benefit is due to our loss from operations of $3.9 million during the three months ended March 31, 2011.  Our effective tax rate was 39.1% for the three months ended March 31, 2011 and 40.2% for the three months ended March 31, 2010.  The decrease in the effective rate is primarily due to the impact of the 2011 research and development credit accounted for during the three months ended March 31, 2011.

Liquidity and capital resources

Trends and uncertainties affecting liquidity

Our primary sources of liquidity are our cash generated by operations and availability under our Credit and Term Loan Agreement with Comerica Bank.  As of March 31, 2011 we had approximately $20.3 million in cash and cash equivalents and $35.0 million available for borrowing under the Credit and Term Loan Agreement.  We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to meet foreseeable liquidity requirements.  The following has impacted or is expected to impact liquidity:

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

•
The legal costs and related settlement of the litigation and arbitration involving us and Dr. Obagi (see Note 7 in our Notes to Unaudited Condensed Consolidated Financial Statements) were material.  Although our primary insurance carrier has agreed to defend the lawsuit, under a reservation of rights, we cannot estimate the amount, if any, that the insurance carrier will agree to pay;

•
During the three months ended March 31, 2011, we recorded a $1.9 million sales returns and allowances provision for products to be returned from customers residing in the state of Texas.  We have also voluntarily ceased shipment of certain of our products containing 4% hydroqunione into the state of Texas.  Our inability to ship our products containing 4% hydroquinone into the state of Texas for an extended period of time could have a material adverse impact on our consolidated financial position, results of operations and cash flows.  Texas net sales, including products containing hydroquinone, represented approximately 8.8% of our total net sales during the year ended December 31, 2010; and

•
Although no enforcement action has been instituted against us for the Texas regulatory matter to date, it is possible that we will incur significant legal costs and potential penalties may be assessed (see Note 7 in our Notes to Unaudited Condensed Consolidated Financial Statements).  If the ultimate expenses and penalties are material, this matter could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

We are operating in an uncertain and volatile economic environment, which could have unanticipated adverse effects on our business.  The pharmaceutical industry has been impacted by recent volatility in the financial markets, including declines in stock prices, and by uncertain economic conditions.  Changes in food and fuel prices, changes in the availability of consumer credit and housing markets, actual and potential job losses among many sectors of the economy, significant declines in the stock market resulting in large losses to consumer retirement and investment accounts, and uncertainty regarding future federal tax and economic policies have all added to declines in consumer confidence and curtailed consumer spending.

The recent recession and ongoing tightening of credit in financial markets has, in some cases, adversely impacted our customers’ cash flow and ability to access sufficient credit in a timely manner, which, in turn, has impacted their ability to make timely payments to us.  In light of these circumstances, and in order to remain competitive in the marketplace, for certain selected customers who we deemed to be creditworthy based upon their prior payment history, we extended our standard payment terms from net 30 days to net 60 days for selected product purchases made in connection with certain sales promotion programs.  Such extension does not represent a permanent change to the payment terms for such customers but, rather, is applicable only to specified purchases made by such customers in connection with the applicable sales promotion program.  Sales of products having net 60-day payment terms represented 53% of our net sales for the three months ended March 31, 2011.  Although we have extended our credit terms for certain purchases made by certain qualified customers, we have seen improvement in our days’ sales outstanding (“DSO”) from 80 days as of March 31, 2010 to 65 days as of March 31, 2011.

It is unclear how long the current economic environment will continue, whether there will be new events that could contribute to additional deterioration, and if so, what effect such events could have on our business in the near term.  We intend to continue to moderate our growth plans and mitigate credit and market risk.  We expect to continue to generate positive cash flow through our operations.

As of March 31, 2011, we had no outstanding balance on the Facility or Term Loans.  We were in compliance with all financial and non-financial covenants under the Credit and Term Loan Agreement as of March 31, 2011 and December 31, 2010.  In May 2011, we received a commitment from Comerica Bank, to extend the draw period of our Term Loans from May 3, 2011 to May 3, 2012.  We intend to enter into an amendment to our Credit and Term Loan Agreement with Comerica Bank to reflect this change during the three months ended June 30, 2011.  We expect to be in compliance with both our non-financial and financial covenants during 2011; however, economic conditions or the occurrence of any of the events discussed under Part I, Item IA, “Risk Factors” in our 2010 Annual Report on Form 10-K could cause noncompliance within our financial covenants.

We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity.  As of March 31, 2011 and December 31, 2010, we had approximately $34.6 million and $36.0 million, respectively, in working capital.  During the three months ended March 31, 2011, we invested approximately $0.2 million in capital expenditures, which largely consisted of software and IT upgrades.  For the remainder of 2011, we expect to spend approximately $1.6 million in capital expenditures, primarily related to software, IT upgrades and disaster recovery infrastructure.  However, we expect to continue to moderate our investing activities in response to the current economic conditions.  We intend to maintain our strong balance sheet.

Cash requirements for our business

Historically, we have generated cash from operations in excess of working capital requirements and through private and public sales of common stock.  We currently invest our cash and cash equivalents in a money market account.  As of March 31, 2011 and December 31, 2010, we had approximately $20.3 million and $15.1 million, respectively, of cash and cash equivalents.

On October 26, 2010, we announced that our Board of Directors authorized us to repurchase up to $45.0 million of our common stock, depending on market conditions and other factors.  Share repurchases could include the repurchase of shares from the selling stockholders in connection with the secondary offering completed in November 2010, as well as repurchases made through open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.  This authorization does not obligate us to acquire any particular amount of common stock nor does it ensure that any shares will be repurchased, and it may be suspended at any time at our discretion.  During the fourth quarter 2010, we repurchased 3,556,910 shares of our outstanding common stock for a cost of $35.0 million.

On August 5, 2008, the Board of Directors authorized the repurchase of up to $10 million of our outstanding common shares, which expired on August 5, 2010.  The purchases were to be made in the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases were determined by management three-person committee, consisting of members of our Board and management, at its discretion  and were be subject to economic and market conditions, stock price, applicable legal requirements and other factors, and could be discontinued at any time.  During the years ended December 31, 2009 and 2008, we purchased 183,664 and 627,367, shares of our outstanding stock, respectively, at a cost of $1.3 million and $4.0 million, respectively.

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

Cash flow

Three months ended March 31, 2011.  For the three months ended March 31, 2011, net cash provided by operating activities was $5.2 million.  The primary sources of cash were $2.4 million in net loss, adjusted for: (i) non-cash items;  (ii) a decrease in accounts receivable due to lower sales during the three months ended March 31, 2011 as compared to the three months ended December 31, 2010; (iii) an net increase in accounts payable and accrued liabilities through timing of purchasing and payments; and (iv) a decrease in inventory due an improvement in our annual inventory turns from 4.2 as of December 31, 2010 to 5.8 as of March 31, 2011.

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2011, primarily attributable to the costs associated with software and IT upgrades and investments in licenses and patent-related intellectual property during the three months ended March 31, 2011.  We anticipate spending approximately $1.8 million in total for the year ending December 31, 2011 for capital expenditures primarily associated with IT upgrades and disaster recovery infrastructure.

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2011, which was attributable solely to proceeds received from the exercise of stock options.

Three months ended March 31, 2010.  For the three months ended March 31, 2010, net cash provided by operating activities was $4.1 million.  The primary sources of cash were $1.9 million in net income, including the effect of: (i) adjusting for non-cash items;  (ii) a decrease in accounts receivable due to lower sales during the three months ended March 31, 2010 as compared to the three months ended December 31, 2009; and (iii) an increase in accounts payable through timing of purchasing and payments; offset primarily by an increase of inventory due largely to the replenishment of our Nu-Derm stocking levels resulting from our large fourth quarter 2009 product sales.

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2010, primarily attributable to the costs associated with software and IT upgrades and investments in licenses and patent-related intellectual property during the three months ended March 31, 2010.

Net cash provided by financing activities was $5,000 for the three months ended March 31, 2010, primarily due to the proceeds received from the exercise of stock options, offset by the principal payments made on our capital lease obligations.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We generally invest our excess cash primarily in money market funds or short-term certificates of deposit.  We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.  Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

Although substantially all of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the U.S.  We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

Interest rate risk

Our interest income and expense is more sensitive to fluctuations in the general level of the U.S. prime rate and LIBOR interest rates than to changes in rates in other markets.  Changes in U.S. LIBOR interest rates affect the interest earned on our cash and cash equivalents.  At March 31, 2011, we had approximately $20.3 million of cash and cash equivalents.  If the interest rates on our cash and cash equivalents and short-term investments were to increase or decrease by 1% for the year, annual interest income would increase or decrease by approximately $0.2 million.

Other risks

Generally we have been able to collect our accounts receivable in the ordinary course of business.  We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified.  Our DSO decreased slightly from 66 days at December 31, 2010 to 65 days at March 31, 2011.  We do not believe that our accounts receivable balance presents a significant credit risk based upon our past collection experience.

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

PART II

ITEM 1:    LEGAL PROCEEDINGS

 On January 7, 2010, ZO Skin Health, Inc., a California corporation, filed a complaint in the Superior Court of the State of California, County of Los Angeles: ZO Skin Health, Inc. vs. OMP, Inc. and Obagi Medical Products, Inc. and Does 1-25; Case No.  BC429414.  The complaint alleged claims against us for: (i) unfair competition; (ii) intentional interference with prospective economic advantage; (iii) negligent interference with prospective economic advantage; (iv) intentional interference with contract; and (v) promissory estoppel.  More specifically, the Plaintiff alleged that: we engaged in business practices, including the assertion of void and unlawful non-compete clauses in contracts with Zein Obagi, that violate California’s Unfair Competition Law and the California Business and Professional Code, Section 17200, et seq.; we intentionally and negligently interfered with plaintiff’s prospective economic advantage in relationship with Rohto and certain product distributors; we interfered with existing contracts between plaintiff and Rohto; and we allegedly did not provide certain promised assistance in connection with the alleged agreement between plaintiff and Rohto.  The plaintiff sought injunctive relief, compensatory damages “measuring in the tens of millions of dollars” and other damages in an unspecified amount, punitive damages and costs of suit including attorneys’ fees.  We answered the complaint and denied the allegations in that pleading.  In addition, we asserted counterclaims against the plaintiff.  .

In addition, on or about January 7, 2010, Zein Obagi and his spouse, Samar Obagi, and the Zein and Samar Obagi Family Trust and certain other entities allegedly affiliated with Zein Obagi sent us an arbitration demand before JAMS in Los Angeles, California in which the claimants claimed breaches of the 2006 Services Agreement and 2006 Separation and Release Agreement (see Note 7 in our Notes to Unaudited Condensed Consolidated Financial Statements) between us and the claimants and various breaches of common law, California law, and federal law, including failure to pay certain retainer, marketing and reimbursement funds, failure to pay royalties allegedly due, failure to consult before developing and marketing new products, failure to pursue certain business strategies, threatening to invoke unenforceable and inapposite non-competition clauses in our contracts with Zein Obagi, threatening and interfering with the claimants’ business opportunities, threatening to enforce nonexistent trademark and service mark rights, and wrongfully depriving the claimants of both their rights to pursue business opportunities and also their trademark rights.  Claimants sought actual and consequential damages of “millions of dollars” and other damages in an unspecified amount, restitution of monies wrongfully obtained in an unspecified amount, prejudgment interest, attorneys fees and costs, declaratory judgment and assignment of certain trademarks from us to Dr. Obagi.  We filed an answer to the Demand for Arbitration denying the allegations and asserting various counterclaims.  In May 2010, the claimants in the arbitration proceeding filed an amended demand, again before JAMS in Los Angeles.  The amended demand reiterated the claims asserted in the original demand.  The amended demand expanded the original demand's factual allegations involving our alleged interference with the claimants' rights to pursue business opportunities and with the claimants' trademark rights.

On May 2, 2011, we entered into the Settlement Agreement with the ZO Parties, including Zein E. Obagi, M.D., Zein E. Obagi, M.D., Inc., ZO Skin Health, Inc., Skin Health Properties, Inc., the Zein and Samar Obagi Trust, and Samar Obagi that resulted in the dismissal with prejudice of all claims and counterclaims in both the litigation and arbitration.  Under the Settlement Agreement, we and ZO Parties have agreed to mutual releases.  The Settlement Agreement also provides for: (i) a one-time payment of $5.0 million from us to the ZO Parties; and (ii) the grant of a limited, non-exclusive license by us to the ZO Parties to use certain of our trademarks in up to three locations. The other non-economic terms of the Settlement Agreement are confidential.  We recorded $5.0 million for the one-time payment and $2.2 million in related litigation fees during the three months ended March 31, 2011.

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

To date, the majority of our revenues have resulted from sales of our principal product line, the Obagi Nu-Derm System and related products.  The Nu-Derm System and related products accounted for approximately 50% of our net sales for each of the three month periods ended March 31, 2011 and 2010.  Although we currently offer other products such as Obagi-C Rx, Professional-C, ELASTIderm, CLENZIderm, Rosaclear, ELASTILash and Blue Peel RADIANCE, and we intend to introduce additional new products, we still expect sales of our Obagi Nu-Derm System and related products to account for a majority of our sales for the foreseeable future.  Because our business is highly dependent on our Obagi Nu-Derm System and related products, factors adversely affecting the pricing of, or demand for, these products could have a material and adverse effect on our business.  Sales of our Obagi Nu-Derm Systems also experience seasonality.  We believe this is due to variability in patient compliance that relates to several factors such as a tendency to travel and/or engage in other disruptive activities during the summer months.  Additionally, our commercial success depends in large part on our ability to sustain market acceptance of the Nu-Derm System.  If existing users of our products determine that our products do not satisfy their requirements, if our competitors develop a product that is perceived by patients or physicians to better satisfy their respective requirements, or if state or federal regulations or enforcement actions (such as the current activities in the State of Texas) prohibit further sales of the Nu-Derm System, individual products within the system or any related products, our sales may decline, and our total net sales may correspondingly decline.  We cannot assure you that we will be able to continue to manufacture these products in commercial quantities at acceptable costs.  Our inability to do so would adversely affect our operating results and cause our business to suffer.

The U.S. Food and Drug Administration (“FDA”) issued a proposed rule that cites evidence that an active ingredient contained in some of our Obagi Nu-Derm, Obagi-C Rx and ELASTIderm Décolletage Systems may have negative side effects.

In August 2006, the FDA issued a proposed rule that cites some evidence that hydroquinone may be a carcinogen, if orally administered, and may be related to a skin condition called ochronosis, which results in the darkening and thickening of the skin, and the appearance of small bumps and grayish-brown spots.  Hydroquinone is an active ingredient contained in our: (i) Obagi Clear, Obagi Blender and Obagi Sunfader products, which are part of our Nu-Derm and Condition & Enhance Systems; (ii) Obagi-C Rx C-Clarifying Serum and Obagi-C Rx C-Night Therapy products, which are part of our Obagi-C Rx Systems; and (iii) Décolletage Skin Lightening Complex, which is in the ELASTIderm product family.  The FDA also concluded that it could not rule out the potential carcinogenic risk from topically applied hydroquinone.  In the proposed rule, the FDA recommended that additional studies be conducted to determine if there is a risk to humans from the use of hydroquinone.  The FDA nominated hydroquinone for further study by the National Toxicology Program (“NTP”), and in December 2009 the NTP Board of Scientific Counselors approved the nomination.  As a result, the following three NTP studies will be conducted:

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

All of our products that contain hydroquinone are prescription-based.  The FDA was considering regulating all hydroquinone products, including prescription-based hydroquinone products, as new drugs, and may conclude that the continued use of prescription-based hydroquinone products will require the submission and approval of a New Drug Application (“NDA”).  It is our understanding that the FDA is not intending to take any action with respect to regulation of products containing 4% hydroquinone until the NTP studies have been conducted.  If, at the conclusion of the NTP studies, the FDA requires us to submit a NDA for our prescription-based hydroquinone products, we believe that the FDA may allow us to continue to market these products while we are preparing, submitting and waiting for approval of such NDA.  However, there can be no assurance that we will be able to continue to market our products during the NDA process, and we may be required to suspend marketing of our prescription-based hydroquinone products until such time as a NDA is approved.  In addition, we cannot assure you that any NDA we submit for our prescription-based hydroquinone products will be approved.  If we are required to suspend or cease marketing of our prescription-based hydroquinone products, our business would be adversely affected.

The Texas Department of State Health Services and the Texas Office of Attorney General have alleged that 4% hydroquinone is not approved by the FDA and thus, that we are in violation of Texas law by shipping products containing 4% hydroquinone into the state of Texas.  Although we are in discussions and negotiations with the Texas Department of State Health Services and the Texas Office of Attorney General on this matter, no resolution has been reached and it is possible that we will be prohibited from shipping products containing 4% hydroquinone in the state of Texas in the future unless or until the 4% hydroquinone products are determined to be approved by the FDA.  In the interim, we have voluntarily ceased shipping our 4% hydroquinone products into the state of Texas and are in the process of developing a plan that will enable our customers in Texas to  return  any of these products (that have not otherwise been detained) currently in their possession in exchange for a credit or refund.  In addition, this action could have an impact on the FDA’s current position or the position of other states on our continued marketing and sale of products containing 4% hydroquinone.  It could also encourage other parties to bring legal action against us. Our inability to ship our products containing 4% hydroquinone into the state of Texas for an extended period of time could have a material adverse impact on our consolidated financial position, results of operations and cash flows.  Texas net sales, including products containing hydroquinone, represented approximately 8.8% of our total net sales during the year ended December 31, 2010.

Risks Related to Regulatory Matters

Our ability to commercially distribute our products and our business may be significantly harmed if the regulatory environment governing our products changes, if the FDA or other states take enforcement action against us or our competitors marketing similar products, if a third party obtains FDA approval of a NDA for a 4% hydroquinone product for the same uses for which we market our hydroquinone products, or if our contract manufacturers fail to comply with cGMPs.

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

The Obagi Nu-Derm, Obagi Condition & Enhance, Obagi-C Rx and ELASTIderm Décolletage Systems contain products that include 4% hydroquinone as an active ingredient and are marketed in the United States without a FDA-approved marketing application under the FDA Compliance Policy Guide entitled “Marketed New Drugs Without Approved New Drug Applications” (the “CPG”).  We believe that these products are not currently subject to FDA pre-market approval under both the CPG and due to the fact that these products are generally regarded as safe and effective.  In August 2006, the FDA issued a proposed rule that, if adopted in its current form, would establish that OTC skin bleaching drug products, such as hydroquinone, are not generally recognized as safe and effective and are misbranded, and could seek to require NDAs for new products using skin bleaching drug products, including prescription skin bleaching drug products.  The FDA had indicated that upon adoption of the final rule it intended to consider all skin bleaching drug products, whether currently marketed on a prescription or OTC basis, to be new drugs requiring an approved NDA for continued marketing.  In the proposed rule, the FDA recommended that additional studies be conducted to determine if there is a risk to humans from the use of hydroquinone.  The FDA nominated hydroquinone for further study by the NTP, and in December 2009 the NTP Board of Scientific Counselors approved the nomination.  As a result, the NTP will conduct further studies on hydroquinone.  However, there are several more steps to the nomination process before the studies will commence, and the studies themselves can take two years or more to complete.  The FDA has noted that, in the interim, it believes that hydroquinone at concentrations of 2% or less should remain available as an OTC drug product.  It is our understanding that the FDA is no longer evaluating this proposal and is not intending to take any action with respect to regulation of products containing 4% hydroquinone until the NTP studies have been conducted.  However, should the FDA reverse this position or decide upon conclusion of the NTP studies that all skin bleaching products are new drugs requiring an approved NDA, we may be required to withdraw certain products in the Nu-Derm, Condition & Enhance, Obagi-C Rx and ELASTIderm Décolletage Systems until required clinical trials are performed and new drug approvals are obtained, in effect foreclosing us from selling these products.  If we are required to seek new drug approval for these products, our attention and resources will be dedicated to the process of obtaining new drug approval, which may be time-consuming and expensive.  In addition, we may not successfully obtain such approval or may be delayed in obtaining such approval if one of our competitors obtains approval and nonpatent exclusivity for the same uses for which we seek approval.  Other manufacturers of 4% prescription hydroquinone include SkinMedica, Inc., Taro Pharmaceuticals Inc., Valeant Pharmaceuticals, Inc. and

Stiefel Laboratories, Inc.  If we are unable to obtain such approval we would be prohibited from selling the Nu-Derm, Condition & Enhance and Obagi-C Rx Systems and ELASTIderm Décolletage Skin Lightening Complex, which would have a material adverse impact on our business.

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

Finally, the contract manufacturers of our hydroquinone products are also subject to regulation by the FDA, especially for compliance with current Good Manufacturing Practices (“cGMPs”).  The FDA has increased the requirements for cGMPs.  Should the FDA conclude that one of our contract manufacturers or any of its ingredient suppliers is not in compliance with cGMPs, it could allege that our hydroquinone products fall outside the CPG safe harbor.

FDA and U.S. Federal Trade Commission (“FTC”) regulations limit the type of marketing claims we can make about our products.  If the FDA determines that any of our marketing claims are false or misleading, or suggest a clinical benefit that is not supported in the studies we have done, we may be required to cease making the challenged marketing claims, issue corrective communications, pay fines, or stop selling products until the incorrect claims have been corrected.  FDA or FTC enforcement actions regarding promotional claims, including warning letters, would also divert our management’s attention and create public relations issues for our customers and opportunities for our competitors.

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

Further, the Texas Department of State Health Services and the Texas Office of Attorney General have alleged that 4% hydroquinone is not approved by the FDA and thus, that we are in violation of Texas law by shipping products containing 4% hydroquinone into the state of Texas.  Although we are in discussions and negotiations with the Texas Department of State Health Services and the Texas Office of Attorney General on this matter, no resolution has been reached and it is possible that we will be prohibited from shipping products containing 4% hydroquinone in the state of Texas in the future unless or until the 4% hydroquinone products are determined to be approved by the FDA.  In addition, we may be subject to the assessment of penalties and injunctive action by the Texas Office of Attorney General arising from the prior shipment of products containing hydroquinone.  In the interim, we have voluntarily ceased shipping the hydroquinone products into the state of Texas and are in the process of developing a plan that will enable our customers in Texas to return any of these products (that have not otherwise been detained) currently in their possession in exchange for a credit or refund.  Furthermore, the current actions being taken by the State of Texas related to our 4% hydroquinone products could cause the FDA or other states to investigate or reconsider the regulatory status of these products and should the FDA do so, it may require us to obtain a NDA for such products and could require us to withdraw such products from the market pending such registration.

New regulations could prohibit physicians from dispensing our products directly.

In our primary market, the United States, we market our products and systems directly to physicians to dispense in their offices.  Most of the products and systems we sell are dispensed by physicians directly to their patients in their offices, although some patients choose to have prescriptions for our tretinoin and metronidazole products filled by pharmacies instead of the treating physician in order to obtain insurance coverage for such products.  Although several of the products in our systems contain 4% hydroquinone, our products are not currently available by prescription in the pharmacy.  Certain states have very strict physician dispensing rules that could make it difficult or impossible for our customers to continue to dispense our products.  Furthermore, in the event state regulations change to limit or prohibit the ability of physicians to dispense our products directly to patients in their offices or change to limit or prevent our ability to distribute products directly through physicians, patients may be unable to obtain many of our products, as they are not currently available in pharmacies.  In addition, several states have recently taken action against a number of our customers who also sell our products to patients over the Internet, questioning whether these practices are consistent with such states’ pharmacy licensure and physician dispensing rules.  An adverse outcome by any of these states against any of these customers may result in the inability of such customers (including other customers in the state) to continue selling our products over the Internet or at all.

In November 2009, we received a letter (the “Letter”) from the Texas Department of State Health Services.  In the Letter, the Agency refers to inspections of certain retail businesses in Texas that were selling certain of our products containing prescription drugs over the Internet.  Prior to this time, the Agency had detained products from three of our customers that sold our products on the Internet.  In the Letter, the Agency alleged that we are shipping unapproved new drug articles to these establishments in violation of certain Texas statutes.  We submitted our response to the Agency in January 2010 indicating why we believed we were in compliance with the Texas statutes.  In May 2010, the Agency sent us a letter indicating that it did not agree with the arguments set forth in our January 2010 letter.  In June 2010, we had an in-person meeting with officials from the Agency to further discuss its concerns.  In August 2010, we submitted additional written information to the Agency in response to the topics discussed and additional information requested by the Agency at the June meeting.  From that time until April 2011, the Agency did not have any further communications with us.  In March 2011, the Agency, in response to what we currently understand was a new complaint, detained our products containing 4% hydroquinone from one of our customers as being unapproved new drugs and further cited this customer for dispensing prescription drugs without a pharmacy license in violation of various Texas statutes.  During the week of April 4, 2011, the Agency detained products from several more of our customers citing similar violations.  Between April 7 and April 15, 2011, we attempted to contact the Agency to ascertain what the issues were that prompted the recent actions taken by the Agency against these customers.  On April 15, 2011, the Agency indicated to us that it had referred the matter to the Texas Attorney General’s office for enforcement action.  On April 27, 2011, we met with the Agency and the Attorney General’s office at which time the Attorney General stated it viewed us to be in violation of the Texas Food, Drug and Cosmetic Act and the Texas Deceptive Trade Practices Act arising from the sale in Texas of our products containing 4% hydroquinone, which the state believes to be an unapproved new drug.  We are vigorously contesting the allegations and are engaged in preliminary discussions with the Texas Attorney General to attempt to resolve the matter cooperatively.  At this time, no lawsuit has been filed by the Attorney General and no monetary penalties or other proposed disciplinary action or regulatory actions have been instituted against us.  However, we have voluntarily ceased shipping any products containing 4% hydroquinone into the state of Texas.  In addition, we are in the process of developing a plan that will enable our customers in Texas to return any of these products (that have not otherwise been detained) currently in their possession in exchange for a credit or refund and are working with the State of Texas to allow those customers with detained product to ship them to a central location for destruction.  If patients are unable to purchase our products directly from physicians or our customers are prohibited from selling our products in their current manner or at all in Texas or other states, then both customers and patients may purchase less of our products than they otherwise would, which would harm our business.

Risks Related to Our Capital Requirements and Finances

Litigation, including the Litigation and Arbitration Demand Initiated By Dr. Zein Obagi and Affiliates, Could Materially Impact our Financial Results.

Substantial, complex or extended litigation could cause us to incur large expenditures, distract our management and disrupt our business.  For example, the legal and settlement costs incurred in connection with the lawsuit and related arbitration initiated by Dr. Zein Obagi, ZO Skin Health, Inc. and related affiliates were substantial.  See Part II, Item 1 of this Report, “Legal Proceedings” and see Note 7, “Litigation” in our Notes to Unaudited Condensed Consolidated Financial Statements for information concerning this matter.

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On October 26, 2010, we announced that our Board of Directors authorized us to repurchase up to $45.0 million of our common stock, depending on market conditions and other factors.  Share repurchases have included the repurchase of $35.0 million of shares from certain selling stockholders following completion of the registered public offering of shares of our common stock by such stockholders in November 2010, and may include future repurchases made through open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.  This authorization does not obligate us to acquire any particular amount of common stock nor does it ensure that any shares will be repurchased, and it may be suspended at any time at our discretion.  As of March 31, 2011, $10.0 million was still authorized for the repurchase of shares.  No repurchases were made during the three months ended March 31, 2011.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:   RESERVED

ITEM 5:  OTHER INFORMATION

Government Regulation

FDA regulation of drug products

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

We market a number of products containing 4% hydroquinone that we believe are not “new drug” products subject to FDA pre-market approval and that are governed by the CPG.  The Obagi Nu-Derm Clear, Blender and Sunfader products and the Obagi-C Rx C-Clarifying Serum, C-Night Therapy and ELASTIderm Décolletage Skin Lightening Complex products contain the active ingredient hydroquinone at a 4% concentration and are marketed as prescription drugs under the CPG.  These hydroquinone products must be administered under the supervision of a physician but are not currently subject to prior FDA approval when formulated and labeled in accordance with guidelines for prescriber information under direction of a physician.

Hydroquinone, as a skin-bleaching agent has been subject to FDA regulation as an OTC drug since the initiation of the OTC Review in the early 1970's.  The OTC Review was created to replicate the DESI Review by evaluating the safety and effectiveness of the data available for the active ingredients (drugs) in the hundreds of thousands of OTC drug products that were on the market.  Drugs that are subject to the OTC Review are and have been in a regulatory safe harbor for the uses covered by that multi-step process pending completion of the monograph applicable to the intended use under the OTC Review and the CPG.

To date, the FDA has not required NDA or other approval for the continued marketing of hydroquinone.  In August 2006, the FDA issued a proposed rule that stated that OTC skin bleaching products containing hydroquinone and currently marketed outside the physician channel at 2% concentrations or less, were not generally recognized as safe and effective, were misbranded, and are new drugs within the meaning of the Food and Drug Cosmetic Act (“FDCA”).  The FDA proposed that because of the carcinogenic and ochronosis potential of hydroquinone, its use in skin bleaching drug products should be restricted to prescription use only, and users of such products should be closely monitored under medical supervision.  The FDA also withdrew a tentative proposed monograph that concluded that hydroquinone products with concentrations of 2% or less were generally recognized as safe and effective and stated its intent to require NDA approval for continued marketing of prescription hydroquinone products at the time of publication of the final rule.  In the proposed rule, the FDA recommended that additional studies be conducted to determine if there is a risk to humans from the use of hydroquinone.  The FDA nominated hydroquinone for further study by the NTP, and in December 2009 the NTP Board of Scientific Counselors approved the nomination.  As a result, the following three NTP studies will be conducted:

•	Comparative metabolism studies in rats and mice by oral and dermal routes;

•	Reproductive toxicity study in rats and mice by oral route; and

•	Dermal carcinogenicity studies of hydroquinone in mice and rats.

There are several more steps to the nomination process before the studies will commence, and the studies themselves can take two years or more to complete.  The FDA has noted that, in the interim, it believes that hydroquinone at concentrations of 2% or less should remain available as an OTC drug product.  At the conclusion of the NTP studies, if the FDA does change the status of 4% hydroquinone products to require a NDA, and if the FDA does not allow us to continue to market our products while we attempt to comply with such new requirement as imposed, or if the FDA does not approve a NDA filed by us or a third party for 4% hydroquinone products, then we will no longer be able to rely on the CPG to market our Obagi Nu-Derm, Obagi-C Rx and Décolletage Systems containing 4% hydroquinone.  FDA approval of a 4% hydroquinone product under a NDA filed by another party may also adversely affect our ability to continue to market our products under the CPG for a period of time.  Furthermore, if the NTC studies conclude that hydroquinone is a carcinogen, we may be required to cease sales of all our products that contain hydroquinone.  Should one of our contract manufacturers or any of its ingredient suppliers develop cGMP issues, the FDA could also conclude that our products no longer fall within the CPG or OTC Review safe harbor.  Furthermore, the current actions being taken by the State of Texas related to our 4% hydroquinone products could cause the FDA to investigate or reconsider the regulatory status of these products and should it do so, it may require us to obtain a NDA for such products and could require us to withdraw such products from the market pending such registration.  See “Risk Factors - Risks Related to Regulatory Matters,” in Part II, Item 1A of this Report.

Federal and State Regulation of Advertising and Promotion

The FDA and the various states regulate the advertisement of prescription drug products.  The FTC, Fair Packaging and Labeling Act, and state authorities regulate the advertising of OTC drugs and cosmetics, as well as exercise general authority to prevent unfair or deceptive trade practices.

In November 2009, we received a letter from the Texas Department of State Health Services (the “Agency”) regarding our alleged distribution in Texas of misbranded and adulterated new drugs and, specifically, referencing certain retail businesses in Texas that were selling our products containing prescription drugs over the Internet.  Prior to this time, the Agency had detained products from three of our customers that sold products on the Internet.  In its letter, the Agency alleged that we were distributing unapproved drug articles to these establishments in violation of certain Texas statutes.  We submitted our response to the Agency in January 2010 indicating why we believed we were in compliance with the Texas statutes.  In May 2010, the Agency sent us a letter indicating that it did not agree with the arguments set forth in our January 2010 letter.  In June 2010, we had an in-person meeting with officials from the Agency to further discuss its concerns.  In August 2010, we submitted additional written information to the Agency in response to the topics discussed and additional information requested by the Agency at the June meeting.  From that time until April 2011, the Agency did not have any further communication with us.  In March 2011, the Agency, in response to what we currently understand was a new complaint, detained our products containing 4% hydroquinone from one of our customers as being unapproved new drugs and further cited this customer for dispensing prescription drugs without a pharmacy license in violation of various Texas statutes. During the week of April 4, 2011, the Agency detained products from several more of our customers citing similar violations.  Between April 7 and April 15, 2011, we attempted to contact the Agency to ascertain what the issues were that prompted the recent actions taken by the Agency against these customers.  On April 15, 2011, the Agency indicated to us that it had referred the matter to the Texas Attorney General’s office for enforcement action.  On April 27, 2011, we met with the Agency and the Attorney General’s office at which time the

Attorney General stated it viewed us to be in violation of the Texas Food, Drug and Cosmetic Act and the Texas Deceptive Trade Practices Act arising from the sale in Texas of our products containing 4% hydroquinone, which the state believes to be an unapproved new drug.  We are vigorously contesting the allegations and are engaged in preliminary discussions with the Texas Attorney General to attempt to resolve the matter cooperatively.  At this time, no lawsuit has been filed by the Attorney General and no monetary penalties or other proposed disciplinary action or regulatory actions have been instituted against us.  However, we have voluntarily ceased selling any products containing 4% hydroquinone into the state of Texas.  In addition, we are in the process of developing a plan that will enable our customers in Texas to return any of these products (that have not otherwise been detained) currently in their possession in exchange for a credit or refund and are working with the State of Texas to allow those customers with detained product to ship them to a central location for destruction.  We have also asked the Attorney General’s office to provide us with copies of the recent complaints that gave rise to the product detentions in March and April 2011.

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

OBAGI MEDICAL PRODUCTS, INC.

Date: May 6, 2011	By:	/s/Albert F. Hummel
Albert F. Hummel
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2011	By:	/s/Preston S. Romm
Preston S. Romm
Chief Financial Officer
(Principal Financial Officer)