Form 10-Q
period 2011-06-30
Obagi Medical Products, Inc.
filed 2011-08-05
CIK 1375247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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
Large accelerated filer                                                                ☐                      Accelerated filer☒

Non-accelerated filer                                                                ☐                      Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

There were 18,599,386 shares of the registrant’s common stock issued and outstanding as of July 29, 2011.

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

© 2011 Obagi Medical Products, Inc.  All rights reserved.

PART I

ITEM 1:  FINANCIAL STATEMENTS

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2011	2010

Assets
Current assets
Cash and cash equivalents	$21,057	$15,139
Accounts receivable, net	19,150	22,736
Inventories, net	3,155	4,625
Prepaid expenses and other current assets	7,960	6,408
Total current assets	51,322	48,908
Property and equipment, net	3,169	3,254
Goodwill	4,629	4,629
Intangible assets, net	4,053	4,592
Other assets	1,252	1,324
Total assets	$64,425	$62,707
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,340	$6,400
Current portion of long-term debt	9	—
Accrued liabilities	5,369	6,479
Total current liabilities	12,718	12,879
Long-term debt	17	—
Other long-term liabilities	1,567	1,599
Total liabilities	14,302	14,478
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized,
22,983,372 and 22,882,658 shares issued and 18,599,386
and 18,499,939 shares outstanding at June 30, 2011
and December 31, 2010, respectively	23	23
Additional paid-in capital	62,587	61,173
Accumulated earnings	27,861	27,381
Treasury stock, at cost; 4,367,941 shares at June 30, 2011
and December 31, 2010	(40,348)	(40,348)
Total stockholders' equity	50,123	48,229
Total liabilities and stockholders' equity	$64,425	$62,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Income
(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$28,876	$28,863	$55,389	$54,569
Cost of sales	6,530	6,205	11,992	11,541
Gross profit	22,346	22,658	43,397	43,028
Selling, general and administrative expenses	17,134	16,553	41,618	32,724
Research and development expenses	394	994	819	2,002
Income from operations	4,818	5,111	960	8,302

Interest income	9	29	11	49
Interest expense	(31)	(2)	(95)	(5)
Income before provision for income taxes	4,796	5,138	876	8,346
Provision for income taxes	1,875	2,051	396	3,340
Net income	$2,921	$3,087	$480	$5,006

Net income attributable to common shares
Basic	$0.16	$0.14	$0.03	$0.23
Diluted	$0.16	$0.14	$0.03	$0.23

Weighted average common shares outstanding
Basic	18,567,467	21,982,815	18,535,895	21,948,035
Diluted	18,644,133	22,284,274	18,683,764	22,218,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income
 (Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount		Total

Balances, as of December 31, 2010	22,867,880	$23	$61,173	$27,381	(4,367,941)	$(40,348	) $	48,229
Comprehensive income:
Net income for the six months ended June 30, 2011	—	—	—	480	—	—		480
Issuance of vested restricted stock	14,778	—	—	—	—	—		—
Issuance of common stock upon exercise of stock options	84,669	—	790	—	—	—		790
Stock-based compensation expense	—	—	624	—	—	—		624
Balances, as of June 30, 2011	22,967,327	$23	$62,587	$27,861	(4,367,941)	$(40,348	) $	50,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
 (Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$480	$5,006
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	1,085	1,015
(Gain) loss on disposal of assets	(54)	113
Loss on dissolution of foreign subsidiary	—	80
Impairment of intangible asset	522	—
Charges related to the exit of manufacturing plant	83	—
(Recovery of) provision for doubtful accounts	(41)	386
Provision for Texas sales returns and allowances	385	—
Stock-based compensation expense	624	642
Changes in operating assets and liabilities
Accounts receivable	3,627	1,741
Income taxes receivable	(1,375)	(403)
Inventories	1,470	766
Prepaid expenses and other current assets	(188)	(478)
Other assets	25	103
Accounts payable	910	(827)
Accrued liabilities	(1,960)	(1,675)
Other long-term liabilities	(32)	(21)
Net cash provided by operating activities	5,561	6,448
Cash flows from investing activities
Purchases of property and equipment	(311)	(135)
Disposal of property and equipment	54	—
Purchase of other intangible assets	(174)	(285)
Maturity of short-term investments	—	2,993
Net cash (used in) provided by investing activities	(431)	2,573
Cash flows from financing activities
Principal payments on capital lease obligations	(2)	(12)
Proceeds from exercise of stock options	790	864
Net cash provided by financing activities	788	852
Effect of exchange rate changes on cash and cash equivalents	—	2
Net increase in cash and cash equivalents	5,918	9,875
Cash and cash equivalents at beginning of period	15,139	30,215
Cash and cash equivalents at end of period	$21,057	$40,090

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to fairly state the financial information contained therein.  These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2010.  The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or any other period(s).

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Note 2: Composition of Certain Financial Statement Captions

Property and Equipment

	June 30,	December 31,
	2011	2010

Furniture and fixtures	$739	$739
Computer software and equipment	3,779	4,400
Laboratory and office equipment	493	509
Leasehold improvements	2,230	2,658
Construction in progress	10	10
	7,251	8,316
Less accumulated depreciation and amortization	(4,082)	(5,062)
	$3,169	$3,254

Inventories

	June 30,	December 31,
	2011	2010

Raw materials	$551	$770
Finished goods	3,588	4,455
	4,139	5,225
Less reserve for inventories	(984)	(600)
	$3,155	$4,625

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Inventories consist of raw materials and finished goods that are manufactured through contracted third party manufacturers and that are purchased from third parties and are valued at the lower of cost or market.  Cost is determined by the first-in, first-out method.  Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, obsolescence, reductions in estimated future demand and reductions in selling prices.  Inventory reserves are measured as the difference between cost of inventory and the estimated net realizable value.  Provision for inventory reserves is charged to cost of sales.  The Company’s estimated inventory reserve is provided for in the condensed consolidated financial statements and actual reserve requirements have approximated management’s estimates.

Accrued Liabilities

	June 30,	December 31,
	2011	2010

Salaries and related benefits	$2,908	$4,748
Provision for sales returns and allowances (Note 7)	385	—
Amounts due to related parties (Note 6)	75	—
Other	2,001	1,731
	$5,369	$6,479

        As of June 30, 2011, other long-term liabilities of $630, $735, and $202 represented the long-term portion of the tenant improvement credit, deferred rent and the uncertain tax liabilities, respectively, recorded in accordance with adopted authoritative guidance issued by the Financial Accounting Standards Board, included under the Accounting Standards Codification (“ASC”) 740, Income Taxes.  As of December 31, 2010, other long-term liabilities of $680, $723, and $196 represented the long-term portion of the tenant improvement credit, deferred rent and the uncertain tax liabilities, respectively.

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

At June 30, 2011 and December 31, 2010, the carrying amounts and accumulated amortization of intangible assets were as follows:

	June 30, 2011			December 31, 2010
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value

Trademarks	$7,575	$(4,956)	$2,619	$7,530	$(4,770)	$2,760
Licenses	200	(108)	92	1,375	(926)	449
Other intangible assets	3,539	(2,197)	1,342	3,511	(2,128)	1,383
	$11,314	$(7,261)	$4,053	$12,416	$(7,824)	$4,592

Amortization expense related to all intangible assets, including certain amounts reflected in cost of sales, for the three months ended June 30, 2011 and 2010 was $154 and $186, respectively, and for the six months ended June 30, 2011 and 2010 was $334 and $369, respectively.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Impairment of License

In March 2004, as part of an agreement with a third-party international licensor, the Company received an ongoing, non-exclusive right to market and sell any and all products marketed under the “Obagi” brand containing a specific range of Kinetin concentration, limited to existing channels of trade in Japan.  Under the terms of the agreement, the Company’s license rights are valid until the last of the related patents expire in December 2014.  In exchange for this right, the Company agreed to pay a total of $2,000 over the life of the agreement.  The Company subsequently entered into a sub-license agreement under which the sublicensee was to pay the Company a royalty on the sale of products containing the specified Kinetin concentration.

In April 2011, the sublicensee communicated to the Company that it had ceased the manufacture and distribution of products containing the Kinetin concentration in February 2011.  In addition, neither the Company nor the sublicensee has current plans to develop or distribute products containing the Kinetin concentration in the future.  As a result, the Company recorded an impairment charge of $522, consisting of the unamortized net book value of the initial license fee and the obligation for additional payments for which there is no future benefit.  The impairment charge was recorded as a component of “Selling, general and administrative expenses” during the three months ended March 31, 2011.

Note 4: Exit of Manufacturing Plant

In 2005, the Company established a manufacturing facility in Milford, Connecticut to develop the ability to manage and protect the manufacturing process with respect to certain of its products.  This facility was used solely for the purpose of small-scale manufacturing in connection with new product technologies and smaller market introduction quantities.  The Company performed part of the manufacturing process for the CLENZIderm M.D. System in this facility.  During the three months ended March 31, 2011, the Company decided to transfer the production conducted at this facility to third-party manufacturers, with full protection of the related intellectual property.  The Company fully exited this manufacturing facility by July 31, 2011.

During the three and six months ended June 30, 2011, the Company recorded charges approximating $101 and $176, respectively, related to the exit, which includes lease termination costs, one-time employee termination charges and $69 and $92, respectively, in accelerated depreciation expense.  During the three months ended June 30, 2011, these charges were recorded as components of “Cost of sales” and “Selling, general and administrative expenses” in the amounts of $94 and $7, respectively, and for the six months ended June 30, 2011, in the amounts of $146 and $29, respectively.  The Company does not expect to incur additional costs related to exit the manufacturing facility subsequent to June 30, 2011.

Note 5: Income Taxes

The Company had unrecognized tax benefits, all of which affect the effective tax rate if recognized, of $202 and $196 as of June 30, 2011 and December 31, 2010, respectively.  Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of June 30, 2011 and December 31, 2010, accrued interest related to uncertain tax positions was $12 as of each of the period ends.

The tax years 2006-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Income taxes are determined using an annual effective tax rate, which generally differs from the United States federal statutory rate, primarily because of state taxes, adjusted for discrete items as appropriate.  The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, along with net operating losses and credit carryforwards.

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

Note 6: Related-Party Transactions

Cobrek Pharmaceuticals, Inc.

From November 2010 through March 2011, the Company entered into consulting arrangements with certain individuals affiliated with Cobrek Pharmaceuticals, Inc. (“Cobrek”) to provide consulting services to the Company.  These individuals include: (i) the Vice President of Regulatory Affairs and Quality Assurance; (ii) the Chairman of the board of directors; (iii) a member of the board of directors; and (iv) a senior consultant.  For the three months ended June 30, 2011, the Company recorded $335 in aggregate fees and related expenses for consulting services provided by these four consultants, which were recorded as a component of “Selling, general and administrative expenses.”  For the six months ended June 30, 2011, the Company recorded $480 in aggregate fees and related expenses for consulting services provided by the same four consultants, of which $399 and $81 were recorded as components of “Selling, general and administrative expenses” and “Research and development expenses, respectively.

The Company may enter into an additional consulting arrangement with Cobrek itself and may engage other employees or consultants of Cobrek to provide formulation and/or other services to the Company.  In addition to the four consultants mentioned above, Albert F. Hummel, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors, is also the Chief Executive Officer, a member of the board of directors and a holder of more than 10% of the outstanding stock of Cobrek.  For the three and six months ended June 30, 2011, the Company recorded $21 and $160, respectively, in fees and related expenses for consulting services provided by Mr. Hummel prior to entering into an employment arrangement and subsequent employment agreement (see Note 7) with him.  These expenses were recorded as a component of “Selling, general and administrative expenses.”  As of June 30, 2011, amounts due to the four consultants aggregated $75 and are shown as “Amounts due to related parties” in Note 2.

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

Total net sales made to Dr. Obagi and SGA, and the related cost of sales for the three and six months ended June 30, 2010 were as follows:

	2010
	Three Months Ended June 30,	Six Months Ended June 30,
Net sales	$104	$197
Costs of sales	11	23

Note 7: Commitments and Contingencies

Amendment to Credit and Term Loan Agreement

On May 9, 2011, the Company entered into an amendment (the “Amendment”) to the Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 3, 2010, among the Company, Comerica Bank and the other financial institutions signatory thereto (the “Original Agreement”).  Pursuant to the terms of the Original Agreement, the Amendment, effective May 4, 2011 (the “Effective Date”), gives the Company access to: (i) up to

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

$20,000 in a revolving credit facility (the “Facility”), and (ii) one or more term loans in an aggregate amount of up to $15,000 (the “Term Loans”).

Under the terms of the Original Agreement, the Company was entitled to borrow under the Term Loans until the earliest to occur of: (i) the date the aggregate outstanding principal balance of the Term Loans equaled $15,000, (ii) May 3, 2011, or (iii) the date the Company requested to close out the Term Loans.  The Amendment, among other things, extends the eligible draw period of the Term Loans for a year, so that the Company may now borrow under them until the earliest to occur of: (i) the date the aggregate outstanding principal balance of the Term Loans equals $15,000, (ii) May 3, 2012, or (iii) the date the Company requests to close out the Term Loans.  As of the date of the Amendment, the Company had no outstanding balance on the Facility or the Term Loans.

As of June 30, 2011 and December 31, 2010, the Company did not have an outstanding balance on its Facility or Term Loans.  As of June 30, 2011 and December 31, 2010, the Company was in compliance with all financial and non-financial covenants under the Amended and Restated Revolving Credit and Term Loan Agreement, as amended (the “Credit and Term Loan Agreement”).

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

Albert F. Hummel Employment Agreement

Effective April 21, 2011 (the “Effective Date”), the Company and Mr. Hummel, entered into an Executive Employment Agreement for a term of three years.  Under the agreement, Mr. Hummel is entitled to a base salary of $500 per year; subject to annual cost of living increases or such greater increase as may be approved by the Company’s Board of Directors, and an annual bonus of up to 75% of his annual base salary based upon achievement of certain Company and individual targets.

On the Effective Date, the Compensation Committee granted Mr. Hummel an option to purchase 100,000 shares of the Company’s common stock, with an exercise price per share of $12.55, the closing selling price per share of the Company’s common stock as reported on the Nasdaq Global Market on the date of grant.  The option will vest and become exercisable with respect to 33.33% of the underlying shares per annum upon Mr. Hummel’s completion of each year of service with the Company following the Effective Date.

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

Mr. Hummel will not receive any additional compensation for his service as a member of the Board.

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

On May 2, 2011, the Company entered into a Settlement and Release Agreement with Zein E. Obagi, M.D., Zein E. Obagi, M.D., Inc., ZO Skin Health, Inc., Skin Health Properties, Inc., the Zein and Samar Obagi Trust, and Samar Obagi (collectively, the “ZO Parties”) (the “Settlement Agreement”) that resulted in the dismissal with prejudice of all claims and counterclaims in both the litigation and arbitration.  Under the Settlement Agreement, the Company and ZO Parties have agreed to mutual releases.  The Settlement Agreement also provides for: (i) a one-time payment of $5,000 from the Company to the ZO Parties; and (ii) the grant of a limited, non-exclusive license by the Company to the ZO Parties to use certain trademarks of the Company in up to three locations. In addition to the one-time settlement payment, the Company incurred legal costs related to the matter.  The other non-economic terms of the Settlement Agreement are confidential.  The Company recorded $5,000 for the one-time payment and $2,851 in related litigation fees as components of “Selling, general and administrative expenses” during the six months ended June 30, 2011.  The

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

settlement was effective May 5, 2011 and both the litigation and arbitration proceedings were dismissed with prejudice on May 10, 2011 and May 9, 2011, respectively.

From time to time, the Company is involved in other litigation and legal matters or disputes in the normal course of business.  Individually and in the aggregate, management does not believe that the outcome of any of these other matters at this time will have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

Insurance Coverage

During the three months ended March 31, 2011, the Company received a coverage letter from its general liability insurance carrier, agreeing to defend the lawsuit described above, under a reservation of rights.  On May 17, 2011, the insurance carrier filed a complaint in federal court for Declaratory Relief requesting an interpretation of its coverage responsibilities.  On or about July 6, 2011, the Company filed an answer and cross claim against the carrier and its previous general liability insurance carrier.  The carriers' responses to these pleadings are due at the end of August 2011.  At present, the Company cannot determine the amount of litigation costs and settlement fees, if any, it may recover due to the preliminary nature of the proceedings.  As a result, the Company currently cannot estimate the amount, if any that the insurance carrier will agree to pay, and therefore has not recorded any insurance recovery from the carrier during the three or six months ended June 30, 2011.  At the Company’s option, it may convert payment arrangements with its legal counsel from an hourly rate to a contingency fee arrangement.

Texas Regulatory Matter

Background

    In November 2009, the Company received a letter from the Texas Department of State Health Services (the “Agency”) regarding the Company’s shipping in Texas of products containing unapproved new drugs and, specifically, referencing certain retail businesses in Texas that were selling the Company’s products containing prescription drugs over the Internet.  Prior to this time, the Agency had detained products from three of the Company’s customers that sold the Company’s products on the Internet as a result of a complaint received from a third party.  In its letter, the Agency alleged that the Company was shipping unapproved new drug articles to these establishments in violation of certain Texas statutes.  The Company submitted its response to the Agency in January 2010 indicating why it believed it was in compliance with the Texas statutes.  In May 2010, the Agency sent a letter to the Company indicating that it did not agree with the arguments set forth in the Company’s January 2010 letter.  In June 2010, the Company had an in-person meeting with officials from the Agency to further discuss its concerns.  In August 2010, the Company submitted additional written information to the Agency in response to the topics discussed and additional information requested by the Agency at the June meeting.  From that time until April 2011, the Agency did not have any further communications with the Company.  In March 2011, the Agency, in response to what the Company then understood was a new complaint, detained the Company’s products containing 4% hydroquinone from one of its customers as being unapproved new drugs and further cited this customer for dispensing prescription drugs without a pharmacy license in violation of various Texas statutes.  Despite repeated requests, neither the Agency nor the Texas Attorney General has been able to identify or provide the Company with any additional complaints.  During the week of April 4, 2011, the Agency detained products from several more of the Company’s customers citing similar violations.  Between April 7 and April 15, 2011, the Company attempted to contact the Agency to ascertain what the issues were that prompted the recent actions taken by the Agency against these customers.  On April 15, 2011, the Agency indicated to the Company that it had referred the issues related to these latest complaints to the Texas Attorney General’s office for enforcement action.  On April 27, 2011, the Company met with the Agency and the Attorney General’s office at which time the Attorney General stated it viewed the Company to be in violation of the Texas Food, Drug and Cosmetic Act and the Texas Deceptive Trade Practices Act arising from the sale in Texas of the Company’s products containing 4% hydroquinone.  By letter dated July 13, 2011, the Attorney General reiterated its position, as noted above, to the Company.  The Company is vigorously contesting the allegations and is engaged in discussions with the Texas Attorney General’s office to attempt to resolve the matter cooperatively.  At this time, no lawsuit has been filed by the Attorney General and no monetary penalties or other proposed disciplinary action or regulatory actions have been instituted against the Company.  However, the Company has voluntarily ceased shipping any products containing 4% hydroquinone into the state of Texas.  In addition, the Company developed a plan that enabled its customers in Texas to return any of these products (that have not otherwise been detained) in their possession in exchange for a credit or refund.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Provision for Sales Returns and Allowances

In light of the aforementioned events, the Company recorded a sales returns and allowances provision for product to be returned from its customers residing in Texas during the three months ended March 31, 2011 of $1,927, which was recorded as a component of “Accrued liabilities” and as an offset to “Net sales” during the three months ended March 31, 2011.  In addition, the Company recorded $282 in estimated finished goods inventory to be returned and as an offset to “Cost of sales” during the three months ended March 31, 2011.  The Company’s methodology for calculating the provision considered, by customer, the previous 12 months of sales history.

The Company engaged a third party to assist in the efforts to manage the return of product from its customers residing in Texas.  As a result of the Company’s efforts, during the three months ended June 30, 2011, the Company processed credits and refunds of $1,273 for returned or detained products having an inventory value of $191.  As of June 30, 2011, the Company estimated a remaining sales returns and allowances provision of approximately $385 for returns, having an inventory value of $65, to be received related to the matter.  In addition, as of June 30, 2011, the Company recorded an inventory reserve of $153 related to the returned finished goods inventory.

Assessment of Penalties

As discussed above, the Company is engaged in discussions with the Texas Attorney General.  Although no monetary penalties have been instituted against the Company, it is possible that penalties may be assessed.  Based on the stage of these discussions, it is neither possible to accurately predict the ultimate resolution nor can the Company reasonably estimate any potential penalties.  If the ultimate assessment is material, these matters may have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Note 8: Earnings per Common Share

The Company computes earnings per share in accordance with ASC 260, Earnings per Share.  Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding.  Diluted earnings per common share are computed similar to basic earnings per share, except that the denominator is increased to include the number of additional potential common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Potential common shares are excluded from the computation for a period in which a net loss is reported or if their effect is anti-dilutive.  The Company’s potential common shares consist of stock options, RSUs and restricted stock awards issued under the Company’s stock incentive plans.

Under the treasury stock method, the assumed proceeds calculation includes: (i) the actual proceeds to be received from the employee upon exercise, (ii) the average unrecognized compensation cost during the period, and (iii) any tax benefits that will be credited upon exercise to additional paid-in capital.  Basic and diluted earnings per common share were calculated using the following weighted average shares outstanding for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average shares outstanding - basic	18,567,467	21,982,815	18,535,895	21,948,035
Effect of dilutive stock options	76,666	301,459	147,869	270,030
Weighted average shares outstanding - diluted	18,644,133	22,284,274	18,683,764	22,218,065

Diluted earnings per share for the three and six months ended June 30, 2011, excludes the impact of common stock options, RSUs and unvested restricted stock totaling 875,104 and 657,083 shares, respectively, and the impact of common stock options totaling 485,667 shares for each of the three- and six-month periods ended June 30, 2010, as the effect of their inclusion would be anti-dilutive.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Note 9: Stock Awards

As discussed in Note 7, in connection with his appointment as President and Chief Executive Officer on April 21, 2011, the Compensation Committee granted Mr. Hummel an option to purchase 100,000 shares of the Company’s common stock, with an exercise price of $12.55, the closing selling price of the Company’s common stock on the date of grant.  In addition, on the same date, the Compensation Committee awarded Mr. Hummel 50,000 RSUs, which also have a fair market value of $12.55 per share.

In addition to the stock options granted to Mr. Hummel, during the three and six months ended June 30, 2011, the Company’s Board of Directors, through its Compensation Committee, granted 25,000 and 28,000 options, respectively, with an exercise price of $9.39 and a range of exercise prices of $9.39 to $11.39, respectively, which were equal to or greater than the fair value of the underlying common stock on the date of grant.

During the three and six months ended June 30, 2011, the Company issued 16,045 shares of restricted stock to members of its Board of Directors.  The fair market value of the restricted stock granted was $9.35 per share, which was based upon the fair value of the Company’s common stock on the date of grant.

All option grants, RSUs and restricted stock awards granted during the three and six months ended June 30, 2011 were awarded under the 2005 Stock Incentive Plan, as amended.  The resulting compensation expense from the stock option grants, RSUs and restricted stock awards will be recognized on the straight-line basis over the requisite service period, which equals three years, two years and one year, respectively.  As of June 30, 2011, total unrecognized stock-based compensation expense related to unvested stock options was approximately $1,528, which is expected to be recognized over a weighted average period of approximately 2.09 years.

Note 10: Segments

ASC 280, Segment Reporting, requires that the Company disclose certain information about its operating segments, where operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

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

Management evaluates its segments on a revenue and gross profit basis, which is presented below.  The United States information is presented separately as the Company’s headquarters reside in the United States.  United States sales represented 85% of total consolidated net sales for each of the three-month periods ended June 30, 2011 and 2010, and 83% and 85% of total consolidated net sales for the six months ended June 30, 2011 and 2010, respectively.  No other country or single customer accounted for over 10% of total Company consolidated net sales.

All of the Company’s long-lived assets are located in the United States.  The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales by segment
Physician-dispensed	$28,239	$27,841	$53,177	$52,558
Licensing	637	1,022	2,212	2,011
Net sales	$28,876	$28,863	$55,389	$54,569

Gross profit by segment
Physician-dispensed	$21,712	$21,669	$41,193	$41,083
Licensing	634	989	2,204	1,945
Gross profit	$22,346	$22,658	$43,397	$43,028

Geographic information
United States	$24,501	$24,396	$46,167	$46,138
International	4,375	4,467	9,222	8,431
Net sales	$28,876	$28,863	$55,389	$54,569

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales by product line
Physician-dispensed
Nu-Derm	$15,980	$15,402	$29,154	$28,260
Vitamin C	4,289	4,569	7,854	8,581
Elasticity	2,528	2,601	5,588	5,373
Therapeutic	1,554	1,963	2,828	3,578
Other	3,888	3,306	7,753	6,766
Total	28,239	27,841	53,177	52,558
Licensing	637	1,022	2,212	2,011
Total net sales	$28,876	$28,863	$55,389	$54,569

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

We are a specialty pharmaceutical company that develops, markets and sells, and are a leading provider of, proprietary topical aesthetic and therapeutic prescription-strength skin care systems in the physician-dispensed market.  Our products are designed to prevent and improve the most common and visible skin disorders in adult skin, including premature aging, photodamage, skin laxity, hyperpigmentation, acne, sun damage, facial redness and soft tissue deficits, such as fine lines and wrinkles.  Our portfolio, which includes cosmetic, OTC and prescription products, including 4% hydroquinone, is sold and promoted only through physician offices and requires education by a physician on proper use.

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

Aesthetic skin care.  As of June 30, 2011, we sold our products to over 6,500 physician-dispensing accounts in the United States, with no single customer accounting for more than 10% of our net sales.  Our current products are not eligible for reimbursement from third-party payors such as health insurance organizations.  We generated U.S. net sales of $24.5 million and $24.4 million during the three months ended June 30, 2011 and 2010, respectively, and $46.2 million and $46.1 million during the six months ended June 30, 2011 and 2010, respectively.

International distribution.  We market our products internationally through 20 international distribution and two licensing partners that have sales and marketing activities in 45 countries outside of the United States.  Our distributors use a model similar to our business model in the United States, selling our products through direct sales representatives to physicians, or through alternative distribution channels depending on regulatory requirements and industry practices.  We generated international physician-dispensed sales of $3.7 million and $3.4 million during the three months ended June 30, 2011 and 2010, respectively, and $7.0 million and $6.4 million during the six months ended June 30, 2011 and 2010, respectively.

Licensing.  We market our products in the Japanese retail markets through license agreements with Rohto.  Under our agreements, Rohto is licensed to manufacture and sell a series of OTC products developed by it under the Obagi brand name, as well as Obagi-C products, in the Japanese drug store channel, and we receive a royalty based upon Rohto’s sales of Obagi branded products in Japan.  Rohto sells and markets Obagi branded products through high-end drug stores.  We have other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel.  We receive royalties based upon these arrangements.  We generated licensing revenue of $0.6 million and $1.0 million during the three months ended June 30, 2011 and 2010, respectively, and $2.2 million and $2.0 million during the six months ended June 30, 2011 and 2010, respectively.

In March 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami and nuclear disasters.  These events caused significant damage in that region and have adversely affected Japan's infrastructure and economy.  Our third-party licensees are located in Japan and they may experience a slowdown in operations and may otherwise be negatively impacted as a result of these events.  Our license revenue from Japan accounted for 2% and 4% of our total net sales for the three months ended June 30, 2011 and 2010, respectively, and 4% and 4% during the six months ended June 30, 2011 and 2010, respectively.

Based on information provided by certain of our Japanese licensees, they believe the greatest impact of the recent crisis to their business is limited to the second quarter 2011.  However, should the situation in Japan worsen, we believe that our license revenue from our Japanese licensees may be negatively impacted.  During the year ended December 31, 2010, licensing revenue represented approximately 4% of our total net sales.

Impairment of license.  In 2004, we entered into a license agreement with a third-party licensor to market and sell products containing a specific range of Kinetin concentration in Japan (see Note 3 to our Unaudited Condensed Consolidated Financial Statements).  We subsequently, sublicensed these rights to an international distributer in Japan.  During the three months ended March 31, 2011, our sublicensee discontinued the manufacture and sale of products containing the Kinetin concentration.  In addition, neither we nor the sublicensee has current plans to develop or distribute products containing the Kinetin concentration in the future.  As a result, we recorded an impairment charge of

$0.5 million consisting of the unamortized net book value of the initial license fee and the obligation for additional payments for which there is no future benefit.  These charges were recorded as a component of “Selling, general and administrative expense.”

Litigation settlement and insurance coverage.  In January 2010, Dr. Zein Obagi, ZO Skin Health, Inc., and related parties filed a complaint and an arbitration demand against us.  We later filed counterclaims in both proceedings.  On May 2, 2011, the parties to those proceedings entered into a Settlement Agreement that requires dismissal of all claims and counterclaims in both proceedings.  Pursuant to the Settlement Agreement, we made a one-time settlement payment of $5.0 million.  The Settlement Agreement also contains a number of non-economic terms.  See Note 7 to our Unaudited Condensed Consolidated Financial Statements for further discussion on the litigation and the Settlement Agreement.  Since January 2010 through June 30, 2011, we incurred significant litigation and related fees, including the $5.0 million settlement, of $13.5 million.  During the three months ended March 31, 2011, we received a coverage letter from our primary general liability insurance carrier, agreeing to defend the lawsuit, under a reservation of rights.  On May 17, 2011, the insurance carrier filed a complaint in federal court for Declaratory Relief requesting an interpretation of its coverage responsibilities.  On or above July 6, 2011, we filed an answer and cross claim against the carrier and our previous primary general liability insurance carrier.  The carriers' responses to these pleadings are due at the end of August 2011.  At present, we are not aware of the amount of litigation costs and settlement fees, if any, we may recover as we are currently in discussions with the insurance carrier.  As a result, we currently cannot estimate the amount, if any, that the insurance carrier will agree to pay.  At our option, we may convert payment arrangements with our legal counsel from an hourly rate to a contingency fee arrangement.

Texas regulatory matter.  In November 2009, we received a letter from the Agency regarding our shipping in Texas of products containing unapproved new drugs and, specifically, referencing certain retail businesses in Texas that were selling our products containing prescription drugs over the Internet.  Prior to this time, the Agency had detained products from three of our customers that sold products on the Internet as a result of a complaint received from a third party.  In its letter, the Agency alleged that we were shipping unapproved new drug articles to these establishments in violation of certain Texas statutes.  We submitted our response to the Agency in January 2010 indicating why we believed we were in compliance with the Texas statutes.  In May 2010, the Agency sent us a letter indicating that it did not agree with the arguments set forth in our January 2010 letter.  In June 2010, we had an in-person meeting with officials from the Agency to further discuss its concerns.  In August 2010, we submitted additional written information to the Agency in response to the topics discussed and additional information requested by the Agency at the June meeting.  From that time until April 2011, the Agency did not have any further communication with us.  In March 2011, the Agency, in response to what we then understood was a new complaint, detained our products containing 4% hydroquinone from one of our customers as being unapproved new drugs and further cited this customer for dispensing prescription drugs without a pharmacy license in violation of various Texas statutes.  Despite repeated requests, neither the Agency nor the Texas Attorney General has been able to identify or provide us with any additional complaints. During the week of April 4, 2011, the Agency detained products from several more of our customers citing similar violations.  Between April 7 and April 15, 2011, we attempted to contact the Agency to ascertain what the issues were that prompted the recent actions taken by the Agency against these customers.  On April 15, 2011, the Agency indicated to us that it had referred the matter to the Texas Attorney General’s office for enforcement action.  On April 27, 2011, we met with the Agency and the Attorney General’s office at which time the Attorney General stated that it viewed us to be in violation of the Texas Food, Drug and Cosmetic Act and the Texas Deceptive Trade Practices Act arising from the sale in Texas of our products containing 4% hydroquinone, which the state believes to be an unapproved new drug.  By letter dated July 13, 2011, the Attorney General reiterated its position, as noted above, to us.  We are vigorously contesting the allegations and are engaged in discussions with the Texas Attorney General to attempt to resolve the matter cooperatively.  At this time, no lawsuit has been filed by the Attorney General and no monetary penalties or other proposed disciplinary action or regulatory actions have been instituted against us.  However, we have voluntarily ceased shipping any products containing 4% hydroquinone into the state of Texas.  In addition, we developed a plan that enabled our customers in Texas to return any of these products (that have not otherwise been detained) in their possession in exchange for a credit or refund.  Our inability to ship our products containing 4% hydroquinone into the state of Texas for an extended period of time could have a material adverse impact on our consolidated financial position, results of operations and cash flows.  Texas net sales, including products containing hydroquinone, represented approximately 9% of our total net sales during the year ended December 31, 2010.

In light of the aforementioned events, we recorded a sales returns and allowances provision for product to be returned from our customers residing in Texas of $1.9 million, which was recorded as a component of “Accrued liabilities” as of March 31, 2011 (see Note 2 to our Unaudited Condensed Consolidated Financial Statements) and as an offset to “Net sales” during the three months ended March 31, 2011.  In addition, we recorded $0.3 million in estimated finished goods inventory to be returned as of March 31, 2011 and as an offset to “Cost of sales” during the three months ended March 31, 2011.  Our methodology for calculating the provision considered, by customer, the previous 12 months of sales history.

We engaged a third party to assist in the efforts to manage the return of product from our customers residing in Texas.  As a result of our efforts, during the three months ended June 30, 2011, we processed credits and refunds of $1.3 million in returned or detained products.  As of June 30, 2011, we estimated a remaining sales returns and allowances provision of approximately $0.4 million for returns to be received related to the matter.  Accordingly, we adjusted the sales returns and allowances provision estimated as of March 31, 2011 by $0.3 million, which was recorded as an increase to “Net sales” and as a reduction to “Accrued liabilities” during the three months ended June 30, 2011.

As discussed above, we are engaged in discussions with the Texas Attorney General.  Although no formal enforcement action has been instituted against us, it is possible that penalties may be assessed and significant legal costs will be incurred in resolving this matter.  Based on the stage of these discussions, it is neither possible to accurately predict the ultimate resolution nor can we reasonably estimate any potential penalties and expenses.  These penalties and expenses may be material, and could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Exit of Manufacturing Facility.  In 2005, we established a manufacturing facility in Milford, Connecticut to develop the ability to manage and protect the manufacturing process with respect to certain of our products.  This facility was used solely for the purpose of small-scale manufacturing in connection with new product technologies and smaller market introduction quantities.  We performed part of the manufacturing process for the CLENZIderm M.D. System in this facility.  During the three months ended March 31, 2011, we decided to transfer the production to third-party manufacturers, with full protection of the related intellectual property.  We fully exited this manufacturing facility by July 31, 2011.

During the three and six months ended June 30, 2011, we recorded charges approximating $0.1 million and $0.2 million, respectively, related to the exit, which includes lease termination costs, one-time employee termination charges and accelerated depreciation expense.  Total costs to exit the manufacturing facility, including the charges recorded during the six months ended June 30, 2011, approximated $0.2 million.

Results of operations.  As of June 30, 2011, we had accumulated earnings of $27.9 million.  We reported net income of $2.9 million and $3.1 million for the three months ended June 30, 2011 and 2010, respectively, and $0.5 million and $5.0 million for the six months ended June 30, 2011 and 2010, respectively.

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

Economy.  Many treatments in which our products are used are considered cosmetic in nature, are typically paid for by the patient out of disposable income and are generally not subject to reimbursement by third-party payors such as health insurance organizations.  As a result, we believe that our current and future sales growth may be influenced by the economic conditions within the geographic markets in which we sell our products.  Although there are modest signs of economic recovery, it is unclear whether the economy will show sustained growth and/or stability.  Even with continued growth in many of our markets, the recent recession could adversely impact our business in the future causing a decline in demand for our products, particularly if uncertain economic conditions are prolonged or worsen.  We do believe that some of the negative impact experienced during the majority of 2009 was partially offset due to the following: (i) we are the leader in the physician-dispensed market; (ii) the aesthetic nature of our products; (iii) the lower price point of our products compared to other aesthetic products in our market; (iv) the desire to maintain a healthy and youthful appearance; and (v) the demographics of the patients who use our products.

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

As discussed earlier, in April 2011, we were made aware of enforcement actions taken against certain of our customers by the Agency and the Texas Attorney General regarding the shipping of our products containing 4% hydroquinone, into the state of Texas.  As a result of these actions, we have voluntarily ceased shipping any products containing 4% hydroquinone in the state of Texas.  We developed a plan that enabled our customers residing in Texas to return any of these products (that have not otherwise been detained) in their possession in exchange for credit or refund.  During the three months ended March 31, 2011, we recorded a sales returns and allowances provision related to this matter of $1.9 million as a component of “Accrued liabilities” and as an offset to “Net sales.”  In addition, we recorded $0.3 million in estimated finished goods inventory to be returned as of March 31, 2011 and as an offset to “Cost of sales” during the three months ended March 31, 2011.  Our methodology for calculating the provision considered, by customer, the previous 12 months of sales history.  During the three months ended June 30, 2011, we processed credits and refunds of $1.3 million for returned or detained products related to the Texas matter.  As of June 30, 2011, we estimated a remaining sales returns and allowances provision of approximately $0.4 million related to the matter.

If actual future experience for product returns and other sales allowances exceeds the estimates we made at the time of sale, our financial position, results of operations and cash flow would be negatively impacted.  To date, such provisions have approximated management’s estimates.

Results of operations

The three months ended June 30, 2011 compared to the three months ended June 30, 2010

Net sales.  The following table compares net sales by product line and certain selected products for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011	2010	Change
	(in thousands)
Net Sales by Product Category:
Physician dispensed
Nu-Derm	$15,980	$15,402	4%
Vitamin C	4,289	4,569	-6%
Elasticity	2,528	2,601	-3%
Therapeutic	1,554	1,963	-21%
Other	3,888	3,306	18%
Total	28,239	27,841	1%
Licensing fees	637	1,022	-38%
Total net sales	$28,876	$28,863	0%

United States	85%	85%
International	15%	15%

Net sales were fairly flat at $28.9 million during each of the three-month periods ended June 30, 2011 and 2010.  We believe our net sales during the three months ended June 30, 2011 were impacted by a decline in our licensing fees and by the Texas regulatory matter (see “Overview and Recent Developments” above for further discussion).  However, we believe this was offset by the launch of new products, a larger base of active accounts and international physician-dispensed growth.

Physician-dispensed sales increased $0.4 million, to $28.2 million during the three months ended June 30, 2011, as compared to $27.8 million during the three months ended June 30, 2010.  This increase was primarily due to increases of $0.6 million in each of the Nu-Derm and Other categories.  The growth in our Nu-Derm sales was primarily due to the launch of Nu-Derm Sun Shield SPF 50 in January 2011, which contributed $0.8 million and the growth in the Other category was primarily attributable to the launch of Blue Peel RADIANCE in January 2011, which contributed $0.3 million.  These increases were partially offset by: (i) a decrease in the Therapeutic category of $0.4 million, primarily due to a decline in sales of our CLENZIderm product line; (ii) a decrease in Vitamin C sales of $0.3 million; and (iii) a decrease in Elasticity sales of $0.1 million.  Licensing fees decreased by $0.4 million due primarily to the return of new products launched by our Japanese partner, Rohto, during the three months ended March 31, 2011.  We currently cannot assess the on-going impact the March 2011 Japanese earthquake and tsunami may have on our future licensing revenues.

Our aggregate sales growth was composed of: (i) a $0.3 million increase in physician-dispensed sales from our International markets; and (ii) a $0.1 million increase in physician-dispensed sales from our U.S. region; offset by a decline of $0.4 million in licensing fees.  The increase in International physician-dispensed sales was primarily due to new products launched in January 2011 and from growth in the Other category and was principally a result of: (i) a $0.4 million increase from the Far East; (ii) a $0.2 million increase in the Middle East; and (iii) a $0.1 million increase from the Americas.  These increases were partially offset by a decline of $0.4 million in the Europe and other region.  As noted above, our licensing fees decreased by $0.4 million.

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

Gross margin percentage.  Overall, our gross margin percentage decreased to 77.4% for the three months ended June 30, 2011, as compared to 78.5% for the three months ended June 30, 2010.  The overall decrease was primarily attributable to a $0.4 million decrease in our licensing fees during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  Gross margin for our licensing segment increased to 99.5% as compared to 96.8% for the same period last year.  The gross margin for our physician-dispensed segment, declined to 76.9% as compared to 77.8% for the same period last year.  The decline was primarily a result of an increase in our inventory reserve for expired product and for inventory returned related to the Texas regulatory matter, partially offset by a change in sales mix among products, favoring our higher-margin products.  Cost of sales includes outbound shipping and handling, work order scrap, licensing and royalty fees related to licensed intellectual property, depreciation and amortization attributable to products sold, and an inventory reserve for shrinkage and write-downs.

Selling, general and administrative.  Selling, general and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock-based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expense and other selling expenses.  Selling, general and administrative expenses increased $0.6 million to $17.1 million during the three months ended June 30, 2011, as compared to $16.6 million for the three months ended June 30, 2010.  This increase was primarily due to the following: (i) $0.8 million in expenses related to the Texas regulatory matter, which includes costs for coordinating the return of product from our customers residing in Texas, as well as legal and other related costs; (ii) a $0.5 million increase in professional fees, primarily related to consultants for our operations group; (iii) a $0.4 million increase in other marketing principally due to increased efforts in market research and consumer engagement initiatives; and (iv) a $0.3 million increase in promotions and training expenses.  These increases were partially offset by: (i) a $0.7 million decrease in bad debt expense, due to the reserve on a non-performing international distributor of $0.5 million during the three months ended June 30, 2010; (ii) a $0.5 million decrease in litigation costs associated with matters related to Dr. Obagi; (iii) a $0.1 million decrease in advertising costs; and (iv) a $0.1 million decrease in other expenses, primarily due to a loss on dissolution of foreign subsidiary during the three months ended June 30, 2010.  As a percentage of net sales, selling, general and administrative expenses in the three months ended June 30, 2011 was 59% as compared to 57% for the three months ended June 30, 2010. We expect selling, general and administrative expenses to decline as a percentage of net sales for the remainder of fiscal year 2011.

Research and development.  Research and development decreased $0.6 million to $0.4 million for the three months ended June 30, 2011 as compared to $1.0 million for the three months ended June 30, 2010.  This was due to a $0.3 million decrease in expenses related to the development of new products and a $0.3 million decrease in expenses related to the development of line extensions and reformulations of existing products.  As a percentage of net sales, research and development costs were 1% as compared to 3% for the three months ended June 30, 2011 and 2010, respectively.  We expect research and development costs to slightly increase as a percentage of net sales for the remainder of fiscal year 2011.

Interest income and Interest expense.  Interest income declined to $9,000 for the three months ended June 30, 2011 from $29,000 for the three months ended June 30, 2010.  We earn interest income from the investment of our cash balance into higher interest rate yielding certificates of deposit.  Our average cash and cash equivalents decreased from $40.6 million for the three months ended June 30, 2010 to $21.1 million for the three months ended June 30, 2011, and the weighted average annual interest rate decreased from 0.28% during the three months ended June 30, 2010 to 0.25% during the three months ended June 30, 2011.  Interest expense was $31,000 during the three months ended June 30, 2011, as compared to $2,000 for the three months ended June 30, 2010.  The increase is due to an increase in the amortization of debt issuance costs related to our Credit and Term Loan Agreement.

Income taxes.  Income tax expense was $1.9 million for the three months ended June 30, 2011, as compared to $2.1 million for the three months ended June 30, 2010.  Our effective tax rate was 39.1% for the three months ended June 30, 2011 and 39.9% for the three months ended June 30, 2010.  The decrease in the effective rate is primarily due to the impact of the 2011 research and development credit accounted for during the three months ended June 30, 2011.

The six months ended June 30, 2011 compared to the six months ended June 30, 2010

Net sales.  The following table compares net sales by product line and certain selected products for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011	2010	Change
	(in thousands)
Net Sales by Product Category:
Physician-dispensed
Nu-Derm	$29,154	$28,260	3%
Vitamin C	7,854	8,581	-8%
Elasticity	5,588	5,373	4%
Therapeutic	2,828	3,578	-21%
Other	7,753	6,766	15%
Total	53,177	52,558	1%
Licensing fees	2,212	2,011	10%
Total net sales	$55,389	$54,569	2%

United States	83%	85%
International	17%	15%

Net sales increased by $0.8 million to $55.4 million during the six months ended June 30, 2011, as compared to $54.6 million during the six months ended June 30, 2010.  Overall, we believe our growth during the six months ended June 30, 2011 is primarily due to the launch of new products, a larger base of active accounts, and international physician-dispensed growth.  This growth, however, was offset by the $1.7 million in sales returns during the six months ended June 30, 2011, related to the Texas regulatory matter.

Physician-dispensed sales increased $0.6 million, to $53.2 million during the six months ended June 30, 2011, as compared to $52.6 million during the six months ended June 30, 2010.  We experienced net increases in the following product categories: (i) an increase in the Other category of $1.0 million; (ii) a $0.9 million increase in Nu-Derm sales; and (iii) an increase in Elasticity sales of $0.2 million, which was primarily attributable to the launch of our ELASTILash product in October 2010.  The growth in the Other category was principally attributable to the launch of Blue Peel RADIANCE in January 2011, which contributed $1.0 million, partially offset by $0.2 million in sales returns related to Texas.  The growth in our Nu-Derm sales was primarily due to the launch of Nu-Derm Sun Shield SPF 50 in January 2011, which contributed $1.7 million; partially offset by $1.1 million in sales returns related to Texas.

These increases were partially offset by: (i) a $0.8 million decrease in Therapeutic sales; and (ii) a $0.7 million decrease in Vitamin C sales.  The decline in the Therapeutic category is due to lower sales of our CLENZIderm product line, in addition to $0.1 million in sales returns related to Texas.  The decline in our Vitamin C sales is due to the launch of our normal to oily line extension of our Obagi C-Rx product line in January 2010, together with $0.2 million in sales returns related to Texas.  Licensing fees increased by $0.2 million during the six months ended June 30, 2011.  We currently cannot assess the on-going impact the March 2011 Japanese earthquake and tsunami may have on our future licensing revenues.

Our aggregate sales growth of $0.8 million was primarily driven by sales from our International markets and licensing fees.  The increase in International sales was primarily in the Nu-Derm, Blue Peel, Tretinoin and Elasticity product lines and was principally a result of: (i) a $0.7 million increase from the Far East; (ii) a $0.2 million increase from the Americas; and (iii) a $0.1 million increase in the Middle East; partially offset by a $0.4 million decrease in Europe and other.  As noted above, our licensing fees increased $0.2 million.  The flat growth in the U.S. was substantially due to the $1.7 million in sales returns related to Texas, offset by approximately $1.8 million in sales growth.

Gross margin percentage.  Overall, our gross margin percentage decreased slightly to 78.3% for the six months ended June 30, 2011, as compared to 78.9% for the six months ended June 30, 2010.  Gross margin for our physician-dispensed segment, declined to 77.5% as compared to 78.2% for the same period last year.  The decline in our physician-dispensed segment was primarily a result of an increase in our inventory reserve for expired product and for inventory returned related to the Texas regulatory matter, partially offset by a change in sales mix among products, favoring our higher-margin products, during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  The gross margin for our licensing segment increased to 99.6% as compared to 96.7% for the same period last year.

Selling, general and administrative.  Selling, general and administrative expenses increased $8.9 million to $41.6 million during the six months ended June 30, 2011, as compared to $32.7 million for the six months ended June 30, 2010.  This increase was primarily due to the following: (i) a $6.0 million increase in costs associated with the litigation and settlement of matters related to Dr. Obagi (see Note 7 to our Unaudited Condensed Consolidated Financial Statements); (ii) a $1.0 million increase in other marketing principally due to increased efforts in market research and consumer engagement initiatives; (iii) $0.8 million in expenses related to the Texas regulatory matter, which includes costs for coordinating the return of product from our customers residing in Texas, as well as legal and other related costs; (iv) a $0.7 million increase in professional fees primarily related to consultants for our operations group; (v) a $0.6 million increase in promotions and training expenses; (vi) $0.5 million in impairment charges (see “Impairment of License” discussion under “Overview and Recent Developments”); and (vii) a $0.4 million increase in headcount-related expenses due to an increase in marketing and administrative support headcount.  These increases were partially offset by: (i) a $0.9 million decrease in bad debt expense, due to the reserve on a non-performing international distributor of $0.5 million during the six months ended June 30, 2010, and due to an improvement in collections, reducing the number of accounts written off; (ii) a $0.1 million decrease in advertising expenses; and (iii) a $0.1 million decrease in depreciation and amortization.  As a percentage of net sales, selling, general and administrative expenses in the six months ended June 30, 2011 was 75% as compared to 60% for the six months ended June 30, 2010.  We expect selling, general and administrative expenses to decline as a percentage of net sales for the remainder of fiscal year 2011.

Research and development.  Research and development decreased $1.2 million to $0.8 million for the six months ended June 30, 2011 as compared to $2.0 million for the six months ended June 30, 2010.  This was due to a $0.5 million decrease in expenses related to the development of new products and a $0.7 million decrease in expenses related to the development of line extensions and reformulations of existing products.  As a percentage of net sales, research and development costs were 1% as compared to 4% for the six months ended June 30, 2011 and 2010, respectively.  We expect research and development costs to slightly increase as a percentage of net sales for the remainder of fiscal year 2011.

Interest income and Interest expense.  Interest income declined to $11,000 for the six months ended June 30, 2011 from $49,000 for the six months ended June 30, 2010.  We earn interest income from the investment of our cash balance into higher interest rate yielding certificates of deposit.  Our average cash and cash equivalents decreased from $38.4 million for the six months ended June 30, 2010 to $19.5 million for the six months ended June 30, 2011, and the weighted average annual interest rate decreased from 0.34% during the six months ended June 30, 2010 to 0.25% during the six months ended June 30, 2011.  Interest expense was $95,000 during the six months ended June 30, 2011, as compared to $5,000 for the six months ended June 30, 2010.  The increase is due to an increase in the amortization of debt issuance costs related to our Credit and Term Loan Agreement.

Income taxes.  Income tax expense was $0.4 million for the six months ended June 30, 2011 as compared to $3.3 million for the six months ended June 30, 2010.  Our income tax expense declined due to the decline in our income before provision for income taxes to $0.9 million for the six months ended June 30, 2011 from $8.3 million for the six months ended June 30, 2010.  Our effective tax rate was 45.2% for the six months ended June 30, 2011 and 40.0 % for the six months ended June 30, 2010.  The difference is related to an immaterial non-recurring item in 2011. The 2011 annual effective tax rate is expected to be 39.4%.

Liquidity and capital resources

Trends and uncertainties affecting liquidity

Our primary sources of liquidity are our cash generated by operations and availability under our Credit and Term Loan Agreement with Comerica Bank.  As of June 30, 2011 we had approximately $21.1 million in cash and cash equivalents and $35.0 million available for borrowing under the Credit and Term Loan Agreement.  We believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to meet foreseeable liquidity requirements.  The following has impacted or is expected to impact liquidity:

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

•
The legal costs and related settlement of the litigation and arbitration involving us and Dr. Obagi were material.  Although our primary insurance carrier has agreed to defend the lawsuit, under a reservation of rights, we cannot estimate the amount, if any that the insurance carrier will agree to pay.  See Note 7 to our Unaudited Condensed Consolidated Financial Statements;

•
During the six months ended June 30, 2011, we recorded $1.7 million in sales returns for products returned from customers residing in the state of Texas.  We voluntarily ceased shipment of certain of our products containing 4% hydroqunione into the state of Texas.  Our inability to ship our products containing 4% hydroquinone into the state of Texas for an extended period of time could have a material adverse impact on our consolidated financial position, results of operations and cash flows.  Texas net sales, including products containing hydroquinone, represented approximately 9% of our total net sales during the year ended December 31, 2010; and

•
Although no enforcement action has been instituted against us for the Texas regulatory matter to date, it is possible that we will incur significant legal costs and potential penalties may be assessed (see Note 7 to our Unaudited Condensed Consolidated Financial Statements).  If the ultimate expenses and penalties are material, this matter could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

The recent recession and ongoing tightening of credit in financial markets has, in some cases, adversely impacted our customers’ cash flow and ability to access sufficient credit in a timely manner, which, in turn, has impacted their ability to make timely payments to us.  In light of these circumstances, and in order to remain competitive in the marketplace, for certain selected customers who we deemed to be creditworthy based upon their prior payment history, we extended our standard payment terms from net 30 days to net 60 days for selected product purchases made in connection with certain sales promotion programs.  Such extension does not represent a permanent change to the payment terms for such customers but, rather, is applicable only to specified purchases made by such customers in connection with the applicable sales promotion program.  Sales of products having net 60-day payment terms represented 51% and 53% of our net sales for the three- and six-month periods ended June 30, 2011, respectively.  Although we have extended our credit terms for certain purchases made by certain qualified customers, we have seen improvement in our days’ sales outstanding (“DSO”) from 68 days as of June 30, 2010 to 59 days as of June 30, 2011.

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

On May 9, 2011, we entered into an amendment to the Credit and Term Loan Agreement, dated as of November 3, 2010.  Pursuant to the terms of the Original Agreement, we have access to: (i) up to $20.0 million in a revolving credit facility, and (ii) one or more term loans in an aggregate amount of up to $15.0 million.

Under the terms of the Original Agreement, we were entitled to borrow under the Term Loans until the earliest to occur of: (i) the date the aggregate outstanding principal balance of the Term Loans equaled $15.0 million, (ii) May 3, 2011, or (iii) the date we requested to close out the Term Loans.  The Amendment, among other things, extends the eligible draw period of the Term Loans for a year, so that we may now borrow under them until the earliest to occur of: (i) the date the aggregate outstanding principal balance of the Term Loans equals $15.0 million, (ii) May 3, 2012, or (iii) the date we request to close out the Term Loans.  As of the date of the Amendment, we had no outstanding balance on the Facility or the Term Loans.

As of June 30, 2011, we had no outstanding balance on the Facility or Term Loans.  We were in compliance with all financial and non-financial covenants under the Credit and Term Loan Agreement, as amended, as of June 30, 2011 and December 31, 2010.  We expect to be in compliance with both our non-financial and financial covenants during 2011; however, economic conditions or the occurrence of any of the events discussed under Part I, Item IA, “Risk Factors” in our 2010 Annual Report on Form 10-K could cause noncompliance within our financial covenants.

We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity.  As of June 30, 2011 and December 31, 2010, we had approximately $38.6 million and $36.0 million, respectively, in working capital.  During the six months ended June 30, 2011, we invested approximately $0.3 million in capital expenditures, which largely consisted of software and IT upgrades.  For the remainder of 2011, we expect to spend approximately $1.0 million in capital expenditures, primarily related to software, IT upgrades and disaster recovery infrastructure.  However, we expect to continue to moderate our investing activities in response to the current economic conditions.

Cash requirements for our business

Historically, we have generated cash from operations in excess of working capital requirements and through private and public sales of common stock.  We currently invest our cash and cash equivalents in a money market account.  As of June 30, 2011 and December 31, 2010, we had approximately $21.1 million and $15.1 million, respectively, of cash and cash equivalents.

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

On August 5, 2008, the Board of Directors authorized the repurchase of up to $10 million of our outstanding common shares, which expired on August 5, 2010.  The purchases were to be made in the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases were determined by a three-person committee, consisting of members of our Board and management, at its discretion  and were be subject to economic and market conditions, stock price, applicable legal requirements and other factors, and could be discontinued at any time.  During the years ended December 31, 2009 and 2008, we repurchased 183,664 and 627,367, shares of our outstanding stock, respectively, at a cost of $1.3 million and $4.0 million, respectively.

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

Cash flow

Six months ended June 30, 2011.  For the six months ended June 30, 2011, net cash provided by operating activities was $5.6 million.  The primary sources of cash were $0.5 million in net income, adjusted for: (i) non-cash items;  (ii) a decrease in accounts receivable due to lower sales during the three months ended June 30, 2011 as compared to the three months ended December 31, 2010 and an improvement in DSO from 66 days as of December 31, 2010 to 59 days as of June 30, 2011; and (iii) a decrease in inventory due to an improvement in our annual inventory turns from 4.2 as of December 31, 2010 to 6.0 as of June 30, 2011; partially offset by: (i) a net increase in income tax receivable; and (ii) a net increase in accounts payable and accrued liabilities through timing of purchasing and payments.

Net cash used in investing activities was $0.4 million for the six months ended June 30, 2011, primarily attributable to the costs associated with software and IT upgrades and investments in licenses and patent-related intellectual property during the six months ended June 30, 2011.  We anticipate spending approximately $1.3 million in total for the year ending December 31, 2011 for capital expenditures primarily associated with IT upgrades and disaster recovery infrastructure.

Net cash provided by financing activities was $0.8 million for the six months ended June 30, 2011, which was primarily attributable to proceeds received from the exercise of stock options.

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

Interest rate risk

Our interest income and expense is more sensitive to fluctuations in the general level of the U.S. prime rate and LIBOR interest rates than to changes in rates in other markets.  Changes in U.S. LIBOR interest rates affect the interest earned on our cash and cash equivalents.  At June 30, 2011, we had approximately $21.1 million of cash and cash equivalents.  If the interest rates on our cash and cash equivalents and short-term investments were to increase or decrease by 1% for the year, annual interest income would increase or decrease by approximately $0.2 million.

Other risks

Generally we have been able to collect our accounts receivable in the ordinary course of business.  We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified.  Our DSO decreased from 66 days at December 31, 2010 to 59 days at June 30, 2011.  We do not believe that our accounts receivable balance presents a significant credit risk based upon our past collection experience.

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

In addition, on or about January 7, 2010, Zein Obagi and his spouse, Samar Obagi, and the Zein and Samar Obagi Family Trust and certain other entities allegedly affiliated with Zein Obagi sent us an arbitration demand before JAMS in Los Angeles, California in which the claimants claimed breaches of the 2006 Services Agreement and 2006 Separation and Release Agreement (see Note 7 to our Unaudited Condensed Consolidated Financial Statements) between us and the claimants and various breaches of common law, California law, and federal law, including failure to pay certain retainer, marketing and reimbursement funds, failure to pay royalties allegedly due, failure to consult before developing and marketing new products, failure to pursue certain business strategies, threatening to invoke unenforceable and inapposite non-competition clauses in our contracts with Zein Obagi, threatening and interfering with the claimants’ business opportunities, threatening to enforce nonexistent trademark and service mark rights, and wrongfully depriving the claimants of both their rights to pursue business opportunities and also their trademark rights.  Claimants sought actual and consequential damages of “millions of dollars” and other damages in an unspecified amount, restitution of monies wrongfully obtained in an unspecified amount, prejudgment interest, attorneys fees and costs, declaratory judgment and assignment of certain trademarks from us to Dr. Obagi.  We filed an answer to the Demand for Arbitration denying the allegations and asserting various counterclaims.  In May 2010, the claimants in the arbitration proceeding filed an amended demand, again before JAMS in Los Angeles.  The amended demand reiterated the claims asserted in the original demand.  The amended demand expanded the original demand's factual allegations involving our alleged interference with the claimants' rights to pursue business opportunities and with the claimants' trademark rights.

On May 2, 2011, we entered into the Settlement Agreement with the ZO Parties, including Zein E. Obagi, M.D., Zein E. Obagi, M.D., Inc., ZO Skin Health, Inc., Skin Health Properties, Inc., the Zein and Samar Obagi Trust, and Samar Obagi that resulted in the dismissal with prejudice of all claims and counterclaims in both the litigation and arbitration.  Under the Settlement Agreement, we and ZO Parties have agreed to mutual releases.  The Settlement Agreement also provides for: (i) a one-time payment of $5.0 million from us to the ZO Parties; and (ii) the grant of a limited, non-exclusive license by us to the ZO Parties to use certain of our trademarks in up to three locations.  The other non-economic terms of the Settlement Agreement are confidential.  We recorded $5.0 million for the one-time payment and $2.9 million in related litigation fees during the six months ended June 30, 2011.  The settlement was effective May 5, 2011 and both the litigation and arbitration proceedings were dismissed with prejudice on May 10, 2011 and May 9, 2011, respectively.

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

To date, the majority of our revenues have resulted from sales of our principal product line, the Obagi Nu-Derm System and related products.  The Nu-Derm System and related products accounted for approximately 55% and 53% of our net sales for the three- and six-month periods ended June 30, 2011, respectively, and 53% and 52% of our net sales for the three- and six-month periods ended June 30, 2010, respectively.  Although we currently offer other products such as Obagi-C Rx, Professional-C, ELASTIderm, CLENZIderm, Rosaclear, ELASTILash and Blue Peel RADIANCE, and we intend to introduce additional new products, we still expect sales of our Obagi Nu-Derm System and related products to account for a majority of our sales for the foreseeable future.  Because our business is highly dependent on our Obagi Nu-Derm System and related products, factors adversely affecting the pricing of, or demand for, these products could have a material and adverse effect on our business.  Sales of our Obagi Nu-Derm Systems also experience seasonality.  We believe this is due to variability in patient compliance that relates to several factors such as a tendency to travel and/or engage in other disruptive activities during the summer months.  Additionally, our commercial success depends in large part on our ability to sustain market acceptance of the Nu-Derm System.  If existing users of our products determine that our products do not satisfy their requirements, if our competitors develop a product that is perceived by patients or physicians to better satisfy their respective requirements, or if state or federal regulations or enforcement actions (such as the current activities in the State of Texas) prohibit further sales of the Nu-Derm System, individual products within the system or any related products, our sales may decline, and our total net sales may correspondingly decline.  We cannot assure you that we will be able to continue to manufacture these products in commercial quantities at acceptable costs.  Our inability to do so would adversely affect our operating results and cause our business to suffer.

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

The Texas Department of State Health Services and the Texas Office of Attorney General have alleged that 4% hydroquinone is not approved by the FDA and thus, that we are in violation of Texas law by shipping products containing 4% hydroquinone into the state of Texas.  Although we are in discussions and negotiations with the Texas Department of State Health Services and the Texas Office of Attorney General on this matter, no resolution has been reached and it is possible that we will be prohibited from shipping products containing 4% hydroquinone in the state of Texas in the future unless or until the 4% hydroquinone products are determined to be approved by the FDA.  In the interim, we have voluntarily ceased shipping our 4% hydroquinone products into the state of Texas and implemented a plan that enabled our customers in Texas to return any of these products (that have not otherwise been detained) currently in their possession in exchange for a credit or refund.  In addition, this action could have an impact on the FDA’s current position or the position of other states on our continued marketing and sale of products containing 4% hydroquinone.  It could also encourage other parties to bring legal action against us.  Our inability to ship our products containing 4% hydroquinone into the state of Texas for an extended period of time could have a material adverse impact on our consolidated financial position, results of operations and cash flows.  Texas net sales, including products containing hydroquinone, represented approximately 9% of our total net sales during the year ended December 31, 2010.

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

The Obagi Nu-Derm, Obagi Condition & Enhance, Obagi-C Rx and ELASTIderm Décolletage Systems contain products that include 4% hydroquinone as an active ingredient and are marketed in the United States without a FDA-approved marketing application under the FDA Compliance Policy Guide entitled “Marketed New Drugs Without Approved New Drug Applications” (the “CPG”).  We believe that these products are not currently subject to FDA pre-market approval under both the CPG and due to the fact that these products are generally regarded as safe and effective.  In August 2006, the FDA issued a proposed rule that, if adopted in its current form, would establish that OTC skin bleaching drug products, such as hydroquinone, are not generally recognized as safe and effective and are misbranded, and could seek to require NDAs for new products using skin bleaching drug products, including prescription skin bleaching drug products.  The FDA had indicated that upon adoption of the final rule it intended to consider all skin bleaching drug products, whether currently marketed on a prescription or OTC basis, to be new drugs requiring an approved NDA for continued marketing.  In the proposed rule, the FDA recommended that additional studies be conducted to determine if there is a risk to humans from the use of hydroquinone.  The FDA nominated hydroquinone for further study by the NTP, and in December 2009 the NTP Board of Scientific Counselors approved the nomination.  As a result, the NTP will conduct further studies on hydroquinone.  However, there are several more steps to the nomination process before the studies will commence, and the studies themselves can take two years or more to complete.  The FDA has noted that, in the interim, it believes that hydroquinone at concentrations of 2% or less should remain available as an OTC drug product.  It is our understanding that the FDA is no longer evaluating the proposed rule and is not intending to take any action with respect to regulation of products containing 4% hydroquinone until the NTP studies have been conducted.  However, should the FDA reverse this position or decide upon conclusion of the NTP studies that all skin bleaching products are new drugs requiring an approved NDA, we may be required to withdraw certain products in the Nu-Derm, Condition & Enhance, Obagi-C Rx and ELASTIderm Décolletage Systems until required clinical trials are performed and new drug approvals are obtained, in effect foreclosing us from selling these products.  If we are required to seek new drug approval for these products, our attention and resources will be dedicated to the process of obtaining new drug approval, which may be time-consuming and expensive.  In addition, we may not successfully obtain such approval or may be delayed in obtaining such approval if one of our competitors obtains approval and nonpatent exclusivity for the same uses for which we seek approval.  Other manufacturers of 4% prescription hydroquinone include, among others, SkinMedica, Inc., Taro Pharmaceuticals Inc., Valeant Pharmaceuticals, Inc. and Stiefel Laboratories, Inc.  If we are unable to obtain such approval we would be prohibited from selling the Nu-Derm, Condition & Enhance and Obagi-C Rx Systems and ELASTIderm Décolletage Skin Lightening Complex, which would have a material adverse impact on our business.

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

Further, the Texas Department of State Health Services and the Texas Office of Attorney General have alleged that 4% hydroquinone is not approved by the FDA and thus, that we are in violation of Texas law by shipping products containing 4% hydroquinone into the state of Texas.  Although we are in discussions and negotiations with the Texas Department of State Health Services and the Texas Office of Attorney General on this matter, no resolution has been reached and it is possible that we will be prohibited from shipping products containing 4% hydroquinone in the state of Texas in the future unless or until the 4% hydroquinone products are determined to be approved by the FDA.  In addition, we may be subject to the assessment of penalties and injunctive action by the Texas Office of Attorney General arising from the prior shipment of products containing hydroquinone.  In the interim, we have voluntarily ceased shipping the hydroquinone products into the state of Texas and implemented a plan that enabled our customers in Texas to return any of these products (that have not otherwise been detained) currently in their possession in exchange for a credit or refund.  Furthermore, the current actions being taken by the State of Texas related to our 4% hydroquinone products could cause the FDA or other states to investigate or reconsider the regulatory status of these products and should the FDA do so, it may require us to obtain a NDA for such products and could require us to withdraw such products from the market pending such registration.

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

In November 2009, we received a letter (the “Letter”) from the Texas Department of State Health Services.  In the Letter, the Agency refers to inspections of certain retail businesses in Texas that were selling certain of our products containing prescription drugs over the Internet.  Prior to this time, the Agency had detained products from three of our customers that sold our products on the Internet based on a complaint from a third party.  In the Letter, the Agency alleged that we are shipping unapproved new drug articles to these establishments in violation of certain Texas statutes.  We submitted our response to the Agency in January 2010 indicating why we believed we were in compliance with the Texas statutes.  In May 2010, the Agency sent us a letter indicating that it did not agree with the arguments set forth in our January 2010 letter.  In June 2010, we had an in-person meeting with officials from the Agency to further discuss its concerns.  In August 2010, we submitted additional written information to the Agency in response to the topics discussed and additional information requested by the Agency at the June meeting.  From that time until April 2011, the Agency did not have any further communications with us.  In March 2011, the Agency, in response to what we then understood was a new complaint, detained our products containing 4% hydroquinone from one of our customers as being unapproved new drugs and further cited this customer for dispensing prescription drugs without a pharmacy license in violation of various Texas statutes.  Despite repeated requests, neither the Agency nor the Texas Attorney General has been able to identify or provide us with any additional complaints. During the week of April 4, 2011, the Agency detained products from several more of our customers citing similar violations.  Between April 7 and April 15, 2011, we attempted to contact the Agency to ascertain what the issues were that prompted the recent actions taken by the Agency against these customers.  On April 15, 2011, the Agency indicated to us that it had referred the matter to the Texas Attorney General’s office for enforcement action.  On April 27, 2011, we met with the Agency and the Attorney General’s office at which time the Attorney General stated it viewed us to be in violation of the Texas Food, Drug and Cosmetic Act and the Texas Deceptive Trade Practices Act arising from the sale in Texas of our products containing 4% hydroquinone, which the state believes to be an unapproved new drug.  By letter dated July 13, 2011, the Attorney General reiterated its position, as noted above, to us.  We are vigorously contesting the allegations and are engaged in discussions with the Texas Attorney General to attempt to resolve the matter cooperatively.  At this time, no lawsuit has been filed by the Attorney General and no monetary penalties or other proposed disciplinary action or regulatory actions have been instituted against us.  However, we have voluntarily ceased shipping any products containing 4% hydroquinone into the state of Texas.  In addition, we implemented a plan that enabled our customers in Texas to return any of these products (that have not otherwise been detained) currently in their possession in exchange for a credit or refund and may, depending on the outcome of our discussions with the Attorney General’s office, work with the State of Texas to allow those customers with detained product to ship them to a central location for destruction.  If patients are unable to purchase our products directly from physicians or our customers are prohibited from selling our products in their current manner or at all in Texas or other states, then both customers and patients may purchase less of our products than they otherwise would, which would harm our business.

Risks Related to Our Capital Requirements and Finances

Litigation, or Other Legal Proceedings, Could Materially Impact our Financial Results.

Substantial, complex or extended litigation could cause us to incur large expenditures, distract our management and disrupt our business.  For example, the legal and settlement costs incurred in connection with the lawsuit and related arbitration initiated by Dr. Zein Obagi, ZO Skin Health, Inc. and related affiliates were substantial.  See Part II, Item 1 of this Report, “Legal Proceedings” and see Note 7, “Litigation” in our Unaudited Condensed Consolidated Financial Statements for information concerning this matter.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On October 26, 2010, we announced that our Board of Directors authorized us to repurchase up to $45.0 million of our common stock, depending on market conditions and other factors.  Share repurchases have included the repurchase of $35.0 million of shares from certain selling stockholders following completion of the registered public offering of shares of our common stock by such stockholders in November 2010, and may include future repurchases made through open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.  This authorization does not obligate us to acquire any particular amount of common stock nor does it ensure that any shares will be repurchased, and it may be suspended at any time at our discretion.  As of June 30, 2011, $10.0 million was still authorized for the repurchase of shares.  No repurchases were made during the three months ended June 30, 2011.

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

There are several more steps to the nomination process before the studies will commence, and the studies themselves can take two years or more to complete.  The FDA has noted that, in the interim, it believes that hydroquinone at concentrations of 2% or less should remain available as an OTC drug product.  At the conclusion of the NTP studies, if the FDA does change the status of 4% hydroquinone products to require a NDA, and if the FDA does not allow us to continue to market our products while we attempt to comply with such new requirement as imposed, or if the FDA does not approve a NDA filed by us or a third party for 4% hydroquinone products, then we will no longer be able to rely on the CPG to market our Obagi Nu-Derm, Obagi-C Rx and Décolletage Systems containing 4% hydroquinone.  FDA approval of a 4% hydroquinone product under a NDA filed by another party may also adversely affect our ability to continue to market our products under the CPG for a period of time.  Furthermore, if the NTP studies conclude that hydroquinone is a carcinogen, we may be required to cease sales of all our products that contain hydroquinone.  Should one of our contract manufacturers or any of its ingredient suppliers develop cGMP issues, the FDA could also conclude that our products no longer fall within the CPG or OTC Review safe harbor.  Furthermore, the current actions being taken by the State of Texas related to our 4% hydroquinone products could cause the FDA to investigate or reconsider the regulatory status of these products and should it do so, it may require us to obtain a NDA for such products and could require us to withdraw such products from the market pending such registration.  See “Risk Factors - Risks Related to Regulatory Matters,” in Part II, Item 1A of this Report.

Federal and State Regulation of Advertising and Promotion

The FDA and the various states regulate the advertisement of prescription drug products.  The FTC, Fair Packaging and Labeling Act, and state authorities regulate the advertising of OTC drugs and cosmetics, as well as exercise general authority to prevent unfair or deceptive trade practices.

In November 2009, we received a letter from the Texas Department of State Health Services (the “Agency”) regarding our alleged distribution in Texas of misbranded and adulterated new drugs and, specifically, referencing certain retail businesses in Texas that were selling our products containing prescription drugs over the Internet.  Prior to this time, the Agency had detained products from three of our customers that sold products on the Internet based on a complaint from a third party.  In its letter, the Agency alleged that we were distributing unapproved drug articles to these establishments in violation of certain Texas statutes.  We submitted our response to the Agency in January 2010 indicating why we believed we were in compliance with the Texas statutes.  In May 2010, the Agency sent us a letter indicating that it did not agree with the arguments set forth in our January 2010 letter.  In June 2010, we had an in-person meeting with officials from the Agency to further discuss its concerns.  In August 2010, we submitted additional written information to the Agency in response to the topics discussed and additional information requested by the Agency at the June meeting.  From that time until April 2011, the Agency did not have any further communication with us.  In March 2011, the Agency, in response to what we then understood was a new complaint, detained our products containing 4% hydroquinone from one of our customers as being unapproved new drugs and further cited this customer for dispensing prescription drugs without a pharmacy license in violation of various Texas statutes.  Despite repeated requests, neither the Agency nor the Texas Attorney General has been able to identify or provide us with any additional complaints.  During the week of April 4, 2011, the Agency detained products from several more of our customers citing similar violations.  Between April 7 and April 15, 2011, we attempted to contact the Agency to ascertain what the issues were that prompted the recent actions taken by the Agency against these customers.  On April 15, 2011, the Agency indicated to us that it had referred the matter to the Texas Attorney General’s office for enforcement action.  On April 27, 2011, we met with the Agency and the Attorney General’s office at which time the Attorney General stated it viewed us to be in violation of the Texas Food, Drug and Cosmetic Act and the Texas Deceptive Trade Practices Act arising from the sale in Texas of our products containing 4% hydroquinone, which the state believes to be an unapproved new drug.  By letter dated July 13, 2011, the Attorney General reiterated its position, as noted above, to us.  We are vigorously contesting the allegations and are engaged in discussions with the Texas Attorney General to attempt to resolve the matter cooperatively.  At this time, no lawsuit has been filed by the Attorney General and no monetary penalties or other proposed disciplinary action or regulatory actions have been instituted against us.  However, we have voluntarily ceased selling any products containing 4% hydroquinone into the state of Texas.  In addition, we implemented a plan that enabled our customers in Texas to return any of these products (that have not otherwise been detained) currently in their possession in exchange for a credit or refund and may, depending on the outcome of our discussions with the Attorney General’s office, work with the State of Texas to allow those customers with detained product to ship them to a central location for destruction.

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

ITEM 6: EXHIBITS

Exhibit	Exhibit title
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated Bylaws of the Company (1)
4.1	Specimen Stock Certificate (1)

10.1	Executive Employment Agreement, dated as of April 21, 2011, between the Company and Albert F. Hummel**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

OBAGI MEDICAL PRODUCTS, INC.

Date: August 4, 2011	By:	/s/ Albert F. Hummel
Albert F. Hummel
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2011	By:	/s/ Preston S. Romm
Preston S. Romm
Chief Financial Officer
(Principal Financial Officer)