Form 10-Q
period 2011-09-30
Obagi Medical Products, Inc.
filed 2011-11-09
CIK 1375247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

Non-accelerated filer                                                                           ☐           Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

There were 18,600,152 shares of the registrant’s common stock issued and outstanding as of October 31, 2011.

OBAGI MEDICAL PRODUCTS, INC.
QUARTERLY REPORT ON FORM 10-Q

Obagi®, Obagi Blue Peel®, Obagi CLENZIderm®, Condition & Enhance®, ELASTIderm®, ELASTILash®, Nu-Derm®, Obagi-C®, Rosaclear®, Blue Peel RADIANCE™ and Penetrating Therapeutics™ are among the trademarks of Obagi Medical Products, Inc. and/or its affiliates in the United States and certain other countries.  Botox® is a registered trademark of Allergan, Inc.  Refissa™ is a trademark of Spear Pharmaceuticals Inc.  Any other trademarks or trade names mentioned are the property of their respective owners.

© 2011 Obagi Medical Products, Inc.  All rights reserved.

PART I

ITEM 1:  FINANCIAL STATEMENTS

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	September 30,	December 31,
	2011	2010

Assets
Current assets
Cash and cash equivalents	$27,004	$15,139
Accounts receivable, net	19,581	22,736
Inventories, net	3,042	4,625
Prepaid expenses and other current assets	5,516	6,408
Total current assets	55,143	48,908
Property and equipment, net	2,995	3,254
Goodwill	4,629	4,629
Intangible assets, net	3,964	4,592
Other assets	1,236	1,324
Total assets	$67,967	$62,707
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,117	$6,400
Current portion of long-term debt	9	—
Accrued liabilities	5,300	6,479
Total current liabilities	11,426	12,879
Long-term debt	15	—
Other long-term liabilities	1,618	1,599
Total liabilities	13,059	14,478
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized,
22,984,138 and 22,882,658 shares issued and 18,600,152
and 18,499,939 shares outstanding at September 30, 2011
and December 31, 2010, respectively	23	23
Additional paid-in capital	62,927	61,173
Accumulated earnings	32,306	27,381
Treasury stock, at cost; 4,367,941 shares at September 30, 2011
and December 31, 2010	(40,348)	(40,348)
Total stockholders' equity	54,908	48,229
Total liabilities and stockholders' equity	$67,967	$62,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Income
(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010

Net sales	$28,112	$27,891	$83,501	$82,460
Cost of sales	5,654	5,773	17,646	17,314
Gross profit	22,458	22,118	65,855	65,146
Selling, general and administrative expenses	15,091	18,061	56,709	50,785
Research and development expenses	518	1,474	1,337	3,476
Income from operations	6,849	2,583	7,809	10,885
Interest income	10	26	21	75
Interest expense	(24)	(2)	(119)	(7)
Income before provision for income taxes	6,835	2,607	7,711	10,953
Provision for income taxes	2,390	1,022	2,786	4,362
Net income	$4,445	$1,585	$4,925	$6,591

Net income attributable to common shares
Basic	$0.24	$0.07	$0.26	$0.30
Diluted	$0.24	$0.07	$0.26	$0.30

Weighted average common shares outstanding
Basic	18,599,644	22,027,822	18,557,381	21,974,926
Diluted	18,678,787	22,151,273	18,648,367	22,209,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income
 (Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount		Total

Balances, as of December 31, 2010	22,867,880	$23	$61,173	$27,381	(4,367,941)	$(40,348	) $	48,229
Comprehensive income:
Net income for the nine months ended September 30, 2011	—	—	—	4,925	—	—		4,925
Issuance of vested restricted stock	14,778	—	—	—	—	—		—
Issuance of common stock upon exercise of stock options	85,435	—	793	—	—	—		793
Stock-based compensation expense	—	—	961	—	—	—		961
Balances, as of September 30, 2011	22,968,093	$23	$62,927	$32,306	(4,367,941)	$(40,348	) $	54,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
 (Dollars in thousands)

	Nine Months ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$4,925	$6,591
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,442	1,513
(Gain) loss on disposal of assets	(54)	466
Loss on dissolution of foreign subsidiary	—	80
Impairment of intangible asset	504	—
Provision for doubtful accounts	60	558
Write-off of prepaid rent	—	153
Stock-based compensation expense	961	1,045
Changes in operating assets and liabilities
Accounts receivable	3,095	975
Income taxes receivable	908	(1,182)
Inventories	1,583	1,962
Prepaid expenses and other current assets	(16)	(668)
Other assets	28	122
Accounts payable	(283)	(1,530)
Accrued liabilities	(1,530)	(729)
Other long-term liabilities	19	(133)
Net cash provided by operating activities	11,642	9,223
Cash flows from investing activities
Purchases of property and equipment	(381)	(166)
Disposal of property and equipment	54	—
Purchase of other intangible assets	(239)	(362)
Maturity of short-term investments	—	5,743
Net cash (used in) provided by investing activities	(566)	5,215
Cash flows from financing activities
Principal payments on capital lease obligations	(4)	(16)
Proceeds from exercise of stock options	793	920
Net cash provided by financing activities	789	904
Effect of exchange rate changes on cash and cash equivalents	—	2
Net increase in cash and cash equivalents	11,865	15,344
Cash and cash equivalents at beginning of period	15,139	30,215
Cash and cash equivalents at end of period	$27,004	$45,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

Note 1: Description of Business and Basis of Presentation

Obagi Medical Products, Inc. (the “Company”) is a specialty pharmaceutical company that develops, markets and sells proprietary topical aesthetic and therapeutic prescription-strength skin care systems in the physician-dispensed market.  The Company is incorporated under the laws of the state of Delaware.  The Company markets its products through its own sales force throughout the United States, and through 18 distribution and two licensing partners in 43 other countries in regions, including North America, Europe, Asia, the Middle East and Central America.  The Company also licenses certain non-prescription product concepts under the Obagi trademark to a large Japanese-based pharmaceutical company for sale through consumer distribution channels in Japan.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to fairly state the financial information contained therein.  These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2010.  The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or any other period(s).

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Note 2: Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance in Accounting Standards Codification (“ASC”) 220, Comprehensive Income, on the presentation of other comprehensive income.  The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires an entity to present either one continuous statement of net income and other comprehensive income or two separate, but consecutive, statements.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  The Company will adopt this new guidance beginning the first quarter of the fiscal year ending December 31, 2012, and will apply it retrospectively.

In September 2011, the FASB issued authoritative guidance in ASC 350, Intangibles – Goodwill and Other (“ASC 350”), with respect to the annual goodwill impairment test that adds a qualitative assessment allowing companies to determine whether they need to perform the two-step impairment test.  The objective of the guidance is to simplify how companies test goodwill for impairment, and more specifically to reduce the cost and complexity of performing the goodwill impairment test.  The guidance may change how the goodwill impairment test is performed, but should not change the timing or the measurement of goodwill impairments.  The Company elected to adopt this accounting guidance early at the beginning of its third quarter of 2011 on a prospective basis for goodwill impairment tests.  The adoption of this standard did not have an impact on the Company’s consolidated financial statements and footnote disclosures.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Note 3: Composition of Certain Financial Statement Captions

Property and Equipment

	September 30,	December 31,
	2011	2010

Furniture and fixtures	$739	$739
Computer software and equipment	3,714	4,400
Laboratory and office equipment	493	509
Leasehold improvements	2,198	2,658
Construction in progress	38	10
	7,182	8,316
Less accumulated depreciation and amortization	(4,187)	(5,062)
	$2,995	$3,254

Inventories

	September 30,	December 31,
	2011	2010

Raw materials	$616	$770
Finished goods	2,798	4,455
	3,414	5,225
Less reserve for inventories	(372)	(600)
	$3,042	$4,625

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

Accrued Liabilities

	September 30,	December 31,
	2011	2010

Salaries and related benefits	$3,672	$4,748
Amounts due to related parties (Note 7)	62	—
Other	1,566	1,731
	$5,300	$6,479

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Other Long-Term Liabilities

	September 30,	December 31,
	2011	2010

Tenant improvement credit	$605	$680
Deferred rent	741	723
Uncertain tax liabilities (Note 6)	265	196
Other	7	—
	$1,618	$1,599

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

At September 30, 2011 and December 31, 2010, the carrying amounts and accumulated amortization of intangible assets were as follows:

	September 30, 2011			December 31, 2010
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value

Trademarks	$7,611	$(5,049)	$2,562	$7,530	$(4,770)	$2,760
Licenses	200	(133)	67	1,375	(926)	449
Other intangible assets	3,568	(2,233)	1,335	3,511	(2,128)	1,383
	$11,379	$(7,415)	$3,964	$12,416	$(7,824)	$4,592

        Amortization expense related to all intangible assets, including certain amounts reflected in cost of sales, for the three months ended September 30, 2011 and 2010 was $153 and $186, respectively, and for the nine months ended September 30, 2011 and 2010 was $487 and $555, respectively.

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

Note 5: Exit of Manufacturing Plant

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

During the three and six months ended June 30, 2011, the Company recorded charges approximating $101 and $176, respectively, related to the exit, which includes lease termination costs, one-time employee termination charges and $69 and $92, respectively, in accelerated depreciation expense.  During the three months ended June 30, 2011, these charges were recorded as components of “Cost of sales” and “Selling, general and administrative expenses” in the amounts of $94 and $7, respectively, and for the six months ended June 30, 2011, in the amounts of $146 and $29, respectively.  The Company did not incur additional costs related to the exit of the manufacturing facility during the three months ended September 30, 2011 and does not expect to incur additional costs subsequent to September 30, 2011.

Note 6: Income Taxes

The Company had unrecognized tax benefits, all of which affect the effective tax rate if recognized, of $265 and $196 as of September 30, 2011 and December 31, 2010, respectively.  Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of September 30, 2011 and December 31, 2010, accrued interest related to uncertain tax positions was $7 and $12, respectively.

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

Note 7: Related-Party Transactions

Cobrek Pharmaceuticals, Inc.

From November 2010 through March 2011, the Company entered into consulting arrangements with certain individuals affiliated with Cobrek Pharmaceuticals, Inc. (“Cobrek”) to provide consulting services to the Company.  These individuals include: (i) Cobrek’s Vice President of Regulatory Affairs and Quality Assurance; (ii) the Chairman of the board of directors of Cobrek; (iii) a member of the board of directors of Cobrek; and (iv) a senior consultant to Cobrek.  For the three months ended September 30, 2011, the Company recorded $156 in aggregate fees and related expenses for consulting services provided by these four consultants, which were recorded as a component of “Selling, general and administrative expenses.”  For the nine months ended September 30, 2011, the Company recorded $636 in aggregate fees and related expenses for consulting services provided by the same four consultants, of which $555 and $81 were recorded as components of “Selling, general and administrative expenses” and “Research and development expenses, respectively.  As of September 30, 2011, amounts due to the four consultants aggregated $62 and are shown as “Amounts due to related parties” in Note 3.

The Company may enter into an additional consulting arrangement with Cobrek itself and may engage other employees or consultants of Cobrek to provide formulation and/or other services to the Company.  In addition to the four consultants mentioned above, Albert F. Hummel, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors, is also the Chief Executive Officer, a member of the board of directors and a holder of more than 10% of the outstanding stock of Cobrek.  For the nine months ended September 30, 2011, the Company recorded $160 in fees and related expenses for consulting services provided by Mr. Hummel prior to entering into an employment arrangement and subsequent employment agreement (see Note 8) with him.  These expenses were recorded as a component of “Selling, general and administrative expenses.”

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Zein Obagi, M.D. and Affiliate

Following the completion of a secondary offering and stock repurchase by the Company, on November 30, 2010, Zein Obagi, M.D., the Company’s former executive medical director and board member, ceased to own any shares of the Company’s common stock.  As a result, subsequent to November 30, 2010, Dr. Obagi and his affiliates are no longer considered related parties.  Dr. Obagi was granted the right to purchase products from the Company at a discount equal to the maximum discount offered to the Company’s unrelated customers.

Dr. Obagi is also a part owner of Obagi Dermatology – San Gabriel Annex, Inc. (“SGA”), which purchases products from the Company.  Other than the common ownership interest by Dr. Obagi, the Company was otherwise unrelated to SGA.  As an affiliate of Dr. Obagi, after November 30, 2010, SGA is not considered a related party.

Total net sales made to Dr. Obagi and SGA, and the related cost of sales for the three and nine months ended September 30, 2010 were as follows:

	2010
	Three Months Ended September 30,	Nine Months ended September 30,
Net sales	$127	$324
Costs of sales	13	37

Note 8: Commitments and Contingencies

Amendment to Credit and Term Loan Agreement

On May 9, 2011, the Company entered into an amendment (the “Amendment”) to the Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 3, 2010, among the Company, Comerica Bank and the other financial institutions signatory thereto (the “Original Agreement”).  Pursuant to the terms of the Original Agreement, the Company has access to: (i) up to $20,000 in a revolving credit facility (the “Facility”); and (ii) one or more term loans in an aggregate amount of up to $15,000 (the “Term Loans”).

Under the terms of the Original Agreement, the Company was entitled to borrow under the Term Loans until the earliest to occur of: (i) the date the aggregate outstanding principal balance of the Term Loans equaled $15,000; (ii) May 3, 2011; or (iii) the date the Company requested to close out the Term Loans.  The Amendment, effective May 4, 2011, among other things, extends the eligible draw period of the Term Loans for a year, so that the Company may now borrow under them until the earliest to occur of: (i) the date the aggregate outstanding principal balance of the Term Loans equals $15,000; (ii) May 3, 2012; or (iii) the date the Company requests to close out the Term Loans.  As of the date of the Amendment, the Company had no outstanding balance on the Facility or the Term Loans.

As of September 30, 2011 and December 31, 2010, the Company did not have an outstanding balance on its Facility or Term Loans.  As of September 30, 2011 and December 31, 2010, the Company was in compliance with all financial and non-financial covenants under the Amended and Restated Revolving Credit and Term Loan Agreement, as amended (the “Credit and Term Loan Agreement”).

David S. Goldstein Amendment to Employment Agreement

On April 15, 2011, the Compensation Committee of the Company’s Board of Directors approved an amendment to the Amended and Restated Executive Employment Agreement, dated as of June 15, 2009, by and between the Company and David S. Goldstein, the Company’s Executive Vice President, Global Sales and Field Marketing (the “Original Goldstein Agreement”).  Pursuant to the terms of the Original Goldstein Agreement, if Mr. Goldstein’s employment was terminated by the Company for reasons other than cause or death or disability, he would have been entitled to six months’ severance pay, as well as continuation of all benefits made generally available to all executives (including continuation of coverage under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”)), for 6 months.  Under the amendment, if Mr. Goldstein’s employment is terminated by the Company for reasons other than cause or death or disability, he will now be entitled to receive 12 months’ severance pay, as well as continuation of all benefits made generally available to all executives (including continuation of COBRA) for 12 months.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Albert F. Hummel Employment Agreement

Effective April 21, 2011 (the “Effective Date”), the Company and Mr. Hummel, entered into an Executive Employment Agreement for a term of three years.  Under the agreement, Mr. Hummel is entitled to a base salary of $500 per year, subject to annual cost of living increases or such greater increase as may be approved by the Company’s Board of Directors, and an annual bonus of up to 75% of his annual base salary based upon achievement of certain Company and individual targets.

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

Additionally,  on the Effective Date the Compensation Committee awarded Mr. Hummel 50,000 restricted stock units (“RSUs”) to acquire an equal number of shares of the Company’s common stock with no cash payment on his part other than applicable income and employment taxes.  The RSUs will vest in full upon the second anniversary of the Effective Date provided Mr. Hummel remains employed by the Company on such date.

Either Mr. Hummel or the Company may terminate his employment at any time.  If Mr. Hummel is terminated for cause or terminates his own employment, he will be entitled to no severance.  If Mr. Hummel is terminated without cause, he will be entitled to 12 months’ severance.  In addition he will be entitled to continuation of all benefits made generally available to all executives (including continuation of COBRA) for 12 months, and will have a period of 12 months to exercise any options that were vested on the date of termination.  In the event Mr. Hummel’s employment terminates by reason of death or disability, he will not be entitled to severance, but his designee or spouse will have a period of 12 months to exercise any options that were vested on the date of termination.

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

Mr. Hummel does not receive any additional compensation for his service as a member of the Board.

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

On May 2, 2011, the Company entered into a Settlement and Release Agreement with Zein E. Obagi, M.D., Zein E. Obagi, M.D., Inc., ZO Skin Health, Inc., Skin Health Properties, Inc., the Zein and Samar Obagi Trust, and Samar Obagi (collectively, the “ZO Parties”) (the “Settlement Agreement”) that resulted in the dismissal with prejudice of all claims and counterclaims in both the litigation and arbitration.  Under the Settlement Agreement, the Company and ZO Parties have agreed to mutual releases.  The Settlement Agreement also provides for: (i) a one-time payment of $5,000 from the Company to the ZO Parties; and (ii) the grant of a limited, non-exclusive license by the Company to the ZO Parties to use certain trademarks of the Company in up to three locations.  In addition to the one-time settlement payment, the Company incurred legal costs related to the matter.  The other non-economic terms of the Settlement Agreement are confidential.  The Company recorded $5,000 for the one-time payment and $2,882 in related litigation fees as components of “Selling, general and administrative expenses” during the nine months ended September 30, 2011.  The settlement was effective May 5, 2011 and both the litigation and arbitration proceedings were dismissed with prejudice on May 10, 2011 and May 9, 2011, respectively.

From time to time, the Company is involved in other litigation and legal matters or disputes in the normal course of business.  Individually and in the aggregate, management does not believe that the outcome of any of these other matters at this time will have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

Insurance Coverage

During the three months ended March 31, 2011, the Company received a coverage letter from its general liability insurance carrier, agreeing to defend the lawsuit described above, under a reservation of rights.  On May 17, 2011, the insurance carrier filed a complaint in federal court for Declaratory Relief requesting an interpretation of its coverage responsibilities.  On or about July 6, 2011, the Company filed an answer and cross claim against the carrier and its previous general liability insurance carrier.  Discovery is in its early stages and therefore, at present, the Company cannot determine the amount of litigation costs and settlement fees, if any, it may recover due to the preliminary nature of the proceedings.  As a result, the Company currently cannot estimate the amount, if any that the insurance carrier will agree to pay, and therefore has not recorded any insurance recovery from the carrier during the three or nine months ended September 30, 2011.  Effective October 1, 2011, the Company converted its payment arrangements with its legal counsel on this matter from an hourly rate to a contingency fee arrangement.

Texas Regulatory Matter

Background

In November 2009, the Company received a letter from the Texas Department of State Health Services (the “Agency”) regarding the Company’s shipping in Texas of products containing unapproved new drugs and, specifically, referencing certain retail businesses in Texas that were selling the Company’s products containing prescription drugs over the Internet.  Prior to this time, the Agency had detained products from three of the Company’s customers that sold the Company’s products on the Internet as a result of a complaint received from a third party.  In its letter, the Agency alleged that the Company was shipping unapproved new drug articles to these establishments in violation of certain Texas statutes.  The Company submitted its response to the Agency in January 2010 indicating why it believed it was in compliance with the Texas statutes.  In May 2010, the Agency sent a letter to the Company indicating that it did not agree with the arguments set forth in the Company’s January 2010 letter.  In June 2010, the Company had an in-person meeting with officials from the Agency to further discuss its concerns.  In August 2010, the Company submitted additional written

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

information to the Agency in response to the topics discussed and additional information requested by the Agency at the June meeting.  From that time until April 2011, the Agency did not have any further communications with the Company.  In March 2011, the Agency, in response to what the Company then understood was a new complaint, detained the Company’s products containing 4% hydroquinone from one of its customers as being unapproved new drugs and further cited this customer for dispensing prescription drugs without a pharmacy license in violation of various Texas statutes.  Despite repeated requests, neither the Agency nor the Texas Attorney General has been able to identify or provide the Company with any additional complaints.  During the week of April 4, 2011, the Agency detained products from several more of the Company’s customers citing similar violations.  Between April 7 and April 15, 2011, the Company attempted to contact the Agency to ascertain what the issues were that prompted the recent actions taken by the Agency against these customers.  On April 15, 2011, the Agency indicated to the Company that it had referred the issues related to these latest complaints to the Texas Attorney General’s office for enforcement action.  On April 27, 2011, the Company met with the Agency and the Texas Attorney General’s office at which time the Attorney General stated it viewed the Company to be in violation of the Texas Food, Drug and Cosmetic Act and the Texas Deceptive Trade Practices Act arising from the sale in Texas of the Company’s products containing 4% hydroquinone.  By letter dated July 13, 2011, the Texas Attorney General reiterated its position, as noted above, to the Company.  On July 18, 2011, the Company’s counsel met with the Texas Attorney General to continue discussions regarding an amicable settlement of this matter.  By letter dated, August 25, 2011, the Texas Attorney General sent a letter following up on certain aspects of the July 18, 2011 meeting.  The Company is vigorously contesting the allegations and is engaged in discussions with the Agency and the Texas Attorney General’s office to attempt to resolve the matter cooperatively.  At this time, no lawsuit has been filed by the Texas Attorney General and no monetary penalties or other proposed disciplinary action or regulatory actions have been instituted against the Company.  However, the Company has voluntarily ceased shipping any products containing 4% hydroquinone into the state of Texas.  In addition, the Company developed a plan that enabled its customers in Texas to return any of these products (that had not otherwise been detained) in their possession in exchange for a credit or refund.

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

The Company engaged a third party to assist in the efforts to manage the return of product from its customers residing in Texas.  As a result of the Company’s efforts, during the second and third quarters of 2011, the Company processed credits and refunds of $1,669 for returned or detained products having an inventory value of $258.  As of September 30, 2011, the Company estimated a remaining sales returns and allowances provision of approximately $7 for returns to be received related to the matter.  In addition, during the three months ended September 30, 2011, the Company wrote off $153 in returned finished goods inventory, which was fully reserved for as of June 30, 2011, related to the matter.

Assessment of Penalties

As discussed above, the Company is engaged in discussions with the Agency and the Texas Attorney General.  Although no monetary penalties have been instituted against the Company, it is possible that penalties may be assessed.  Based on the stage of these discussions, it is neither possible to accurately predict the ultimate resolution nor can the Company reasonably estimate any potential penalties.  If the ultimate assessment is material, these matters may have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Note 9: Earnings per Common Share

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

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Under the treasury stock method, the assumed proceeds calculation includes: (i) the actual proceeds to be received from the employee upon exercise; (ii) the average unrecognized compensation cost during the period; and (iii) any tax benefits that will be credited upon exercise to additional paid-in capital.  Basic and diluted earnings per common share were calculated using the following weighted average shares outstanding for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Weighted average shares outstanding - basic	18,599,644	22,027,822	18,557,381	21,974,926
Effect of dilutive stock options	79,143	123,451	90,986	234,992
Weighted average shares outstanding - diluted	18,678,787	22,151,273	18,648,367	22,209,918

        Diluted earnings per share for each of the three- and nine-month periods ended September 30, 2011, exclude the impact of common stock options, RSUs and unvested restricted stock totaling 876,059 shares, and the impact of common stock options totaling 1,351,029 and 781,667 shares for the three- and nine-month periods ended September 30, 2010, respectively, as the effect of their inclusion would be anti-dilutive.

Note 10: Stock Awards

As discussed in Note 8, in connection with his appointment as President and Chief Executive Officer on April 21, 2011, the Compensation Committee granted Mr. Hummel an option to purchase 100,000 shares of the Company’s common stock, with an exercise price of $12.55, the closing selling price of the Company’s common stock on the date of grant.  In addition, on the same date, the Compensation Committee awarded Mr. Hummel 50,000 RSUs, which also have a fair market value of $12.55 per share.

In addition to the stock options granted to Mr. Hummel, during the three and nine months ended September 30, 2011, the Company’s Board of Directors, through its Compensation Committee, granted 18,000 and 46,000 options, respectively, with an exercise price of $10.48 and a range of exercise prices of $9.39 to $11.39, respectively, which were equal to or greater than the fair value of the underlying common stock on the date of grant.

During the three and nine months ended September 30, 2011, the Company issued 16,045 shares of restricted stock to members of its Board of Directors.  The fair market value of the restricted stock granted was $9.35 per share, which was based upon the fair value of the Company’s common stock on the date of grant.

All option grants, RSUs and restricted stock awards granted during the three and nine months ended September 30, 2011 were awarded under the 2005 Stock Incentive Plan, as amended.  The resulting compensation expense from the stock option grants, RSUs and restricted stock awards will be recognized on the straight-line basis over the requisite service period, which equals three years, two years and one year, respectively.  As of September 30, 2011, total unrecognized stock-based compensation expense related to unvested stock options was approximately $1,380, which is expected to be recognized over a weighted average period of approximately 1.94 years.

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

Management evaluates its segments on a revenue and gross profit basis, which is presented below.  The United States information is presented separately as the Company’s headquarters reside in the United States.  United States sales represented 85% and 83% of total consolidated net sales for the three months ended September 30, 2011 and 2010, respectively, and 84% of total consolidated net sales for each of the nine-month periods ended September 30, 2011 and 2010.  No other country or single customer accounted for over 10% of total Company consolidated net sales.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

All of the Company’s long-lived assets are located in the United States.  The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

	Three Months Ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Net Sales by Segment
Physician-dispensed	$27,245	$26,687	$80,422	$79,245
Licensing	867	1,204	3,079	3,215
Net sales	$28,112	$27,891	$83,501	$82,460

Gross Profit by Segment
Physician-dispensed	$21,593	$20,946	$62,786	$62,029
Licensing	865	1,172	3,069	3,117
Gross profit	$22,458	$22,118	$65,855	$65,146

Geographic Information
United States	$23,771	$23,155	$69,938	$69,293
International	4,341	4,736	13,563	13,167
Net sales	$28,112	$27,891	$83,501	$82,460

	Three Months Ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Net sales by Product Category
Physician-dispensed
Nu-Derm	$14,917	$14,917	$44,071	$43,177
Vitamin C	4,016	3,849	11,870	12,430
Elasticity	3,147	2,628	8,735	8,001
Therapeutic	1,546	1,805	4,374	5,383
Other	3,619	3,488	11,372	10,254
Total	27,245	26,687	80,422	79,245
Licensing	867	1,204	3,079	3,215
Total net sales	$28,112	$27,891	$83,501	$82,460

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

Current products.  Our primary product line is the Obagi Nu-Derm System, which we believe is the leading clinically proven, prescription-based, topical skin health system on the market that has been shown to enhance the skin’s overall health by correcting photodamage at the cellular level, resulting in a reduction of the visible signs of aging.  The primary active ingredients in this system are 4% hydroquinone and OTC skin care agents.  In April 2004, we introduced the Obagi-C Rx System consisting of a combination of prescription and OTC drugs and adjunctive cosmetic skin care products to treat skin conditions resulting from sun damage and the oxidative damage of free radicals.  The central ingredients in this system are 4% hydroquinone and Vitamin C.  In October 2005, we launched Obagi Professional-C products, a complete line of proprietary, non-prescription products, that consists of Vitamin C serums used to reduce the appearance of damage to the skin caused by ultraviolet radiation and other environmental influences.  In July 2006, we launched our Obagi Condition & Enhance System, for use in conjunction with commonly performed surgical and non-surgical cosmetic procedures.  In October 2006, we launched our first product in the ELASTIderm product line, an eye cream for improving the elasticity and skin tone around the eyes.  We introduced the Obagi CLENZIderm M.D. system and a second product in the ELASTIderm product line to address acne and skin elasticity around the eye, respectively, based on positive interim clinical results, in February 2007.  In July 2007, we launched our second system in the CLENZIderm M.D. line, CLENZIderm M.D. System II, which is specifically formulated for normal to dry skin.  In August 2007, we launched two new Nu-Derm Condition & Enhance Systems.  One is designed specifically for use with non-surgical procedures while the other has been developed for use with surgical procedures.  In February 2008, we launched ELASTIderm Décolletage, a system to treat skin conditions resulting from sun damage and improve the elasticity and skin tone for the neck and chest area.  In January 2009, we launched Obagi Rosaclear, a system to treat the symptoms of rosacea.  In September 2009, we also began offering Refissa by Spear, a FDA-approved 0.05% strength tretinoin with an emollient base that has a broad indication for treatment of fine facial lines, hyperpigmentation and tactile roughness.  In October 2010, we launched ELASTILash Eyelash Solution, a peptide-based eyelash solution that can help achieve the appearance of thicker, fuller-looking eyelashes.  In January 2011, we launched Blue Peel RADIANCE, a gentle salicylic acid-based peel that utilizes a unique blend of acids and other soothing ingredients to exfoliate, even out skin tone and improve overall complexion, with little-to-no downtime.  We also market tretinoin, used for the topical treatment of acne in the U.S., metronidazole, used for the treatment of rosacea in the U.S., and the Obagi Blue Peel Essential Kit, used to aid the physician in the application of skin peeling actives.

Future products.  We focus our research and new product development activities on improving the efficacy of established prescription and OTC therapeutic agents by enhancing the penetration of these agents across the skin barrier using our proprietary technologies, collectively known as Penetrating Therapeutics.  However, we cannot assure you that we will be able to introduce any additional systems using these technologies.

U.S. distribution.  We market all of our products through our direct sales force in the United States primarily to plastic surgeons, dermatologists and other physicians who are focused on aesthetic skin care.

Aesthetic skin care.  As of September 30, 2011, we sold our products to over 6,600 physician-dispensing accounts in the United States, with no single customer accounting for more than 10% of our net sales.  Our current products are not eligible for reimbursement from third-party payors such as health insurance organizations.  We generated U.S. net sales of $23.8 million and $23.2 million during the three months ended September 30, 2011 and 2010, respectively, and $69.9 million and $69.3 million during the nine months ended September 30, 2011 and 2010, respectively.

International distribution.  We market our products internationally through 18 international distribution and two licensing partners that have sales and marketing activities in 43 countries outside of the United States.  Our distributors use a model similar to our business model in the United States, selling our products through direct sales representatives to physicians, or through alternative distribution channels depending on regulatory requirements and industry practices.  We generated international physician-dispensed sales of $3.5 million during each of the three-month periods ended September 30, 2011 and 2010, and $10.5 million and $10.0 million during the nine months ended September 30, 2011 and 2010, respectively.

Licensing.  We market our products in the Japanese retail markets through license agreements with Rohto.  Under our agreements, Rohto is licensed to manufacture and sell a series of OTC products developed by it under the Obagi brand name, as well as Obagi-C products, in the Japanese drug store channel, and we receive a royalty based upon Rohto’s sales of Obagi branded products in Japan.  Rohto sells and markets Obagi branded products through high-end drug stores.  We have other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel.  We receive royalties based upon these arrangements.  We generated licensing revenue of $0.9 million and $1.2 million during the three months ended September 30, 2011 and 2010, respectively, and $3.1 million and $3.2 million during the nine months ended September 30, 2011 and 2010, respectively.

In March 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami and nuclear disasters.  These events caused significant damage in that region and have adversely affected Japan's infrastructure and economy.  Our third-party licensees are located in Japan and they have experienced a slowdown in operations and may otherwise be negatively impacted as a result of these events.  Our license revenue from Japan accounted for 3% and 4% of our total net sales for the three months ended September 30, 2011 and 2010, respectively, and 4% and 4% during the nine months ended September 30, 2011 and 2010, respectively.

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

Impairment of license.  In 2004, we entered into a license agreement with a third-party licensor to market and sell products containing a specific range of Kinetin concentration in Japan (see Note 4 to our Unaudited Condensed Consolidated Financial Statements).  We subsequently, sublicensed these rights to an international distributer in Japan.  During the three months ended March 31, 2011, our sublicensee discontinued the manufacture and sale of products containing the Kinetin concentration.  In addition, neither we nor the sublicensee has current plans to develop or distribute products containing the Kinetin concentration in the future.  As a result, we recorded an impairment charge of $0.5 million consisting of the unamortized net book value of the initial license fee and the obligation for additional payments for which there is no future benefit.  These charges were recorded as a component of “Selling, general and administrative expense.”

Litigation settlement and insurance coverage.  In January 2010, Dr. Zein Obagi, ZO Skin Health, Inc., and related parties filed a complaint and an arbitration demand against us.  We later filed counterclaims in both proceedings.  On May 2, 2011, the parties to those proceedings entered into a Settlement Agreement that requires dismissal of all claims and counterclaims in both proceedings.  Pursuant to the Settlement Agreement, we made a one-time settlement payment of $5.0 million.  The Settlement Agreement also contains a number of non-economic terms.  See Note 8 to our Unaudited Condensed Consolidated Financial Statements for further discussion on the litigation and the Settlement Agreement.  Since January 2010 through September 30, 2011, we incurred significant litigation and related fees, including the $5.0 million settlement, of $13.5 million.  During the three months ended March 31, 2011, we received a coverage letter from our primary general liability insurance carrier, agreeing to defend the lawsuit, under a reservation of rights.  On May 17, 2011, the insurance carrier filed a complaint in federal court for Declaratory Relief requesting an interpretation of its coverage responsibilities.  On or above July 6, 2011, we filed an answer and cross claim against the carrier and our previous primary general liability insurance carrier.  Discovery is in its early stages and therefore, at present, we are not aware of the amount of litigation costs and settlement fees, if any, we may recover as we are currently in discussions with the insurance carrier.  As a result, we currently cannot estimate the amount, if any that the insurance carrier will agree to pay.  Effective October 1, 2011, we converted our payment arrangements with our legal counsel on this matter from an hourly rate to a contingency fee arrangement.

Texas regulatory matter.  In November 2009, we received a letter from the Texas Department of State Health Services regarding our shipping in Texas of products containing unapproved new drugs and, specifically, referencing certain retail businesses in Texas that were selling our products containing prescription drugs over the Internet.  Prior to this time, the Agency had detained products from three of our customers that sold products on the Internet as a result of a complaint received from a third party.  In its letter, the Agency alleged that we were shipping unapproved new drug articles to these establishments in violation of certain Texas statutes.  We submitted our response to the Agency in January 2010 indicating why we believed we were in compliance with the Texas statutes.  In May 2010, the Agency sent us a letter indicating that it did not agree with the arguments set forth in our January 2010 letter.  In June 2010, we had an in-person meeting with officials from the Agency to further discuss its concerns.  In August 2010, we submitted additional written information to the Agency in response to the topics discussed and additional information requested by the Agency at the June meeting.  From that time until April 2011, the Agency did not have any further communication with us.  In March 2011, the Agency, in response to what we then understood was a new complaint, detained our products containing 4% hydroquinone from one of our customers as being unapproved new drugs and further cited this customer for dispensing prescription drugs without a pharmacy license in violation of various Texas statutes.  Despite repeated requests, neither the Agency nor the Texas Attorney General has been able to identify or provide us with any additional complaints.  During the week of April 4, 2011, the Agency detained products from several more of our customers citing similar violations.  Between April 7 and April 15, 2011, we attempted to contact the Agency to ascertain what the issues were that prompted the recent actions taken by the Agency against these customers.  On April 15, 2011, the Agency indicated to us that it had referred the matter to the Texas Attorney General’s office for enforcement action.  On April 27, 2011, we met with the Agency and the Texas Attorney General’s office at which time the Attorney General stated that it viewed us to be in violation of the Texas Food, Drug and Cosmetic Act and the Texas Deceptive Trade Practices Act arising from the sale in Texas of our products containing 4% hydroquinone, which the state believes to be an unapproved new drug.  By letter dated July 13, 2011, the Texas Attorney General reiterated its position, as noted above, to us.  On July 18, 2011, our counsel met with the Texas Attorney General to continue discussions regarding an amicable settlement of this matter.  By letter dated, August 25, 2011, the Texas Attorney General sent a letter following up on certain aspects of the July 18, 2011 meeting.  We are vigorously contesting the allegations and are engaged in discussions with the Agency and the Texas Attorney General to attempt to resolve the matter cooperatively.  At this time, no lawsuit has been filed by the Texas Attorney General and no monetary penalties or other proposed disciplinary action or regulatory actions have been instituted against us.  However, we have voluntarily ceased shipping any products containing 4% hydroquinone into the state of Texas.  In addition, we developed a plan that enabled our customers in Texas to return any of these products (that had not otherwise been detained) in their possession in exchange for a credit or refund.  Our inability to ship our products containing 4% hydroquinone into the state of Texas for an extended period of time could have a material adverse impact on our consolidated financial position, results of operations and cash flows.  Texas net sales, including products containing hydroquinone, represented approximately 9% of our total net sales during the year ended December 31, 2010.

In light of the aforementioned events, we recorded a sales returns and allowances provision for product to be returned from our customers residing in Texas of $1.9 million, which was recorded as a component of “Accrued liabilities” as of March 31, 2011 and as an offset to “Net sales” during the three months ended March 31, 2011.  In addition, we recorded $0.3 million in estimated finished goods inventory to be returned as of March 31, 2011 and as an offset to “Cost of sales” during the three months ended March 31, 2011.  Our methodology for calculating the provision considered, by customer, the previous 12 months of sales history.

We engaged a third party to assist in the efforts to manage the return of product from our customers residing in Texas.  As a result of our efforts, during the second and third quarters of 2011, we processed credits and refunds of $1.7 million in returned or detained products.  Accordingly, we adjusted the sales returns and allowances provision estimated as of March 31, 2011 by $0.3 million, which was recorded as an increase to “Net sales” and as a reduction to “Accrued liabilities” during the three months ended June 30, 2011.  As of September 30, 2011, we estimated a remaining sales returns and allowances provision of approximately $7,000 for returns to be received related to the matter.

As discussed above, we are engaged in discussions with the Agency and the Texas Attorney General.  Although no formal enforcement action has been instituted against us, it is possible that penalties may be assessed and significant legal costs will be incurred in resolving this matter.  Based on the stage of these discussions, it is neither possible to accurately predict the ultimate resolution nor can we reasonably estimate any potential penalties and expenses.  These penalties and expenses may be material, and could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

During the three and six months ended June 30, 2011, we recorded charges approximating $0.1 million and $0.2 million, respectively, related to the exit, which includes lease termination costs, one-time employee termination charges and accelerated depreciation expense.  Total costs to exit the manufacturing facility, including the charges recorded during the six months ended June 30, 2011, approximated $0.2 million.  We did not incur additional costs related to the exit of the manufacturing facility during the three months ended September 30, 2011 and we do not expect to incur additional costs subsequent to September 30, 2011.

Results of operations.  As of September 30, 2011, we had accumulated earnings of $32.3 million.  We reported net income of $4.4 million and $1.6 million for the three months ended September 30, 2011 and 2010, respectively, and $4.9 million and $6.6 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Future growth.  We believe that our future growth will be driven by increased direct sales coverage, penetration into non-core markets such as other medical specialties, ongoing marketing efforts to create increased awareness of the Obagi brand and the benefits of skin health and new product offerings.  Although we have in recent history moderated our investments in our strategic initiatives as a result of the recent recession and uncertain economic conditions, we plan to increase our investment in the commercialization of new applications of our current products, the continuing development of our pipeline of products and the in licensing or acquisition of new product opportunities.  Such future investments could involve significant resources to facilitate more rapid growth.  However, at present, we believe that our ongoing profitability is primarily dependent upon the continued success of our current product offerings and certain other strategic marketing initiatives.

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

As discussed earlier, in April 2011, we were made aware of enforcement actions taken against certain of our customers by the Agency and the Texas Attorney General regarding the shipping of our products containing 4% hydroquinone, into the state of Texas.  As a result of these actions, we have voluntarily ceased shipping any products containing 4% hydroquinone in the state of Texas.  We developed a plan that enabled our customers residing in Texas to return any of these products (that had not otherwise been detained) in their possession in exchange for credit or refund.  During the three months ended March 31, 2011, we recorded a sales returns and allowances provision related to this matter of $1.9 million as a component of “Accrued liabilities” and as an offset to “Net sales.”  In addition, we recorded $0.3 million in estimated finished goods inventory to be returned as of March 31, 2011 and as an offset to “Cost of sales” during the three months ended March 31, 2011.  Our methodology for calculating the provision considered, by customer, the previous 12 months of sales history.  During the second and third quarters of 2011, we processed credits and refunds of $1.7 million for returned or detained products related to the Texas matter.  As of September 30, 2011, we estimated a remaining sales returns and allowances provision of approximately $7,000 related to the matter.

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

In September 2011, the FASB issued authoritative guidance in ASC 350, with respect to the annual goodwill impairment test which adds a qualitative assessment that allows companies to determine whether they need to perform the two-step impairment test.  We elected to adopt this accounting guidance early at the beginning of our third quarter of 2011 on a prospective basis for goodwill impairment tests.  The guidance under ASC 350 gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more than likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the guidance requires that goodwill be tested for impairment using a two-step process.  However, if an entity concludes otherwise, then it is not required to perform the two-step process.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

We have selected September 30 as the date on which we perform our annual goodwill impairment test.  We attribute the entire balance of our goodwill of $4.6 million to our largest operating segment, which is also a reporting unit, the physician-dispensed segment.  We first performed the qualitative assessment to determine the need, if any, to perform the two-step impairment test, due to the following: (i) the historical significant excess of the fair value of our physician-dispensed reporting unit over its carrying value; (ii) our history of no impairment charges related to goodwill; (iii) our continued growth and positive operating results of our physician-dispensed business; (iv) our brand recognition; and (v) our position as the market leader in the physician-dispensed channel.  Our qualitative assessment of our physician-dispensed segment as of September 30, 2011 considered our current and projected operating results, our continued growth in spite of a slow-growth economy, current and future economic, market, and competitive conditions, and our current strategic initiatives.  Based on our qualitative assessment, we believe the fair value of our physician-dispensed segment continued to exceed the carrying amount of our goodwill.  As a result, we did not conduct the two-step impairment test on our goodwill balance.  There were no impairment triggers subsequent to September 30, 2011 through the date of this report on Form 10-Q.  Based on our analyses, no impairment charges were recognized for the nine months ended September 30, 2011, or for the years ended December 31, 2010, 2009 and 2008.

Other intangible assets consist of trademarks, distribution rights, covenants not-to-compete, patents, customer lists, licenses and proprietary formulations.  Other intangible assets are amortized over the expected period of benefit using the straight-line method over the following lives: trademarks (20 years); distribution rights (ten years); covenants not-to-compete (seven years); and other intangible assets (three to 17 years).  In accordance with ASC 350, long-lived assets (including intangible assets that are amortized) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as a significant sustained change in the business climate, during the interim periods.  If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is compared to the asset group’s carrying value.  If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows.  In April 2011, the sublicensee of our non-exclusive right to market and sell any and all products marked under the “Obagi” brand containing a specific range of Kinetin concentration in Japan, ceased the manufacture and distribution of products containing the Kinetin concentration in February 2011.  As a result, we recorded an impairment charge of $0.5 million during the three months ended March 31, 2011 related to the license.  See Note 4 to our Unaudited Condensed Consolidated Financial Statements for further discussion.

There were no other indicators of impairment noted during the nine months ended September 30, 2011; therefore, no additional tests were performed for long-lived assets.  Any unfavorable changes in market conditions or our product lines may result in the impairment of goodwill or an intangible asset, which could adversely impact our net income.

Results of operations

The three months ended September 30, 2011 compared to the three months ended September 30, 2010

Net sales.  The following table compares net sales by product line and certain selected products for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011	2010	Change
	(in thousands)
Net Sales by Product Category:
Physician-dispensed
Nu-Derm	$14,917	$14,917	0%
Vitamin C	4,016	3,849	4%
Elasticity	3,147	2,628	20%
Therapeutic	1,546	1,805	-14%
Other	3,619	3,488	4%
Total	27,245	26,687	2%
Licensing fees	867	1,204	-28%
Total net sales	$28,112	$27,891	1%

United States	85%	83%
International	15%	17%

Net sales increased $0.2 million to $28.1 million during the three months ended September 30, 2011, as compared to $27.9 million during the three months ended September 30, 2010.  We believe our net sales growth during the three months ended September 30, 2011 was primarily due to the launch of new products and a larger base of active accounts.  However, we believe this growth was offset by a decline in our licensing fees and by the Texas regulatory matter (see “Overview and Recent Developments” above for further discussion).

Physician-dispensed sales increased $0.5 million, to $27.2 million during the three months ended September 30, 2011, as compared to $26.7 million during the three months ended September 30, 2010.  This increase was primarily due to an increase of $0.5 million in the Elasticity product category.  The growth in our Elasticity sales was primarily due to the launch of ELASTILash in October 2010, which contributed $0.2 million, and the increase in units sold related to our annual fall purchase with purchase promotion.  In addition, we saw growth in the Vitamin C and Other product categories, which accounted for $0.2 million and $0.1 million, respectively, in sales growth during the three months ended September 30, 2011.  These increases were partially offset by a decrease in the Therapeutic category of $0.3 million, primarily due to a decline in sales of our CLENZIderm product line.  Licensing fees decreased by $0.3 million due primarily to lower sales from our Japanese partner, Rohto, during the three months ended September 30, 2011 as compared to the same period last year.  We currently cannot assess the ongoing impact the March 2011 Japanese earthquake and tsunami may have on our future licensing revenues.

Our aggregate sales growth was composed of a $0.6 million increase in physician-dispensed sales from our U.S. region; partially offset by (i) a decline of $0.3 million in licensing fees; and (ii) a $0.1 million decrease in physician-dispensed sales from our International markets.  The decrease in International physician-dispensed sales was primarily due a decline in the Nu-Derm product category and was principally a result of a $0.1 million decrease in each of the Far East and Americas regions, offset by a $0.1 million increase in the Europe and other region.

As previously discussed, as a result of the actions brought by the Texas state regulatory bodies in April 2011, we have ceased selling any products containing 4% hydroquinone into the state of Texas.  Despite the growth we have experienced during 2010 and the first and third quarters of 2011, we believe that until we can resolve the Texas regulatory matter and see continued stabilization in the global economy, our future net sales could be negatively impacted.

Gross margin percentage.  Overall, our gross margin percentage increased to 79.9% for the three months ended September 30, 2011, as compared to 79.3% for the three months ended September 30, 2010.  The gross margin for our physician-dispensed segment increased to 79.3%, as compared to 78.5% for the same period last year.  The increase was primarily a result of a change in sales mix among products, favoring our higher-margin products and lower product costs.  Gross margin for our licensing segment increased to 99.8%, as compared to 97.3% for the same period last year.  The increase in our licensing segment gross margin is due to the absence of license amortization expense and royalties expense related to products containing a specific Kinetin concentration, during the three months ended September 30, 2011 (see “Impairment of License” discussion under “Overview and Recent Developments”), as compared to the same period in the prior year.  Cost of sales includes outbound shipping and handling, work order scrap, licensing and royalty fees related to licensed intellectual property, depreciation and amortization attributable to products sold, and an inventory reserve for shrinkage and write-downs.

Selling, general and administrative.  Selling, general and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock-based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expenses and other selling expenses.  Selling, general and administrative expenses decreased $3.0 million to $15.1 million during the three months ended September 30, 2011, as compared to $18.1 million for the three months ended September 30, 2010.  This decrease was primarily due to the following: (i) a $2.3 million decrease in litigation and termination costs related to Dr. Obagi; (ii) a $0.4 million decrease in marketing expenses; (iii) a $0.2 million decrease in promotions and training expenses; (iv) a $0.2 million decrease in expenses related to the secondary offering completed in November 2010; (v) a $0.1 million decrease in rent expense due to the termination of the Agreement with Dr. Obagi in September 2010; (vi) a $0.1 million decrease in bad debt expense; (vii) a $0.1 million decrease in costs related to the transferring of manufacturing methods to vendors; and (viii) a $0.1 million decrease in depreciation and amortization.  These decreases were partially offset by: (i) a $0.2 million increase in professional fees, primarily related to consultants for our operations group; (ii) $0.1 million in expenses related to the Texas regulatory matter; and (iii) a $0.2 million increase in other expenses.  As a percentage of net sales, selling, general and administrative expenses in the three months ended September 30, 2011 were 54%, as compared to 65% for the three months ended September 30, 2010.

Research and development.  Research and development decreased $1.0 million to $0.5 million for the three months ended September 30, 2011 as compared to $1.5 million for the three months ended September 30, 2010.  The decrease was primarily due to: (i) a $0.5 million decrease in accelerated advisory and related fees pursuant to the termination of the Agreement with Dr. Obagi in September 2010; (ii) a $0.3 million decrease in expenses related to the development of line extensions and reformulations of existing products; and (iii) a $0.2 million decrease in expenses related to the development of new products.  The decline in our research and development costs is primarily due to the timing of our research and development activities and we have not reduced, nor do we intend to reduce, our long-term emphasis on research and development.  As a percentage of net sales, research and development costs were 2%, as compared to 5% for the three months ended September 30, 2011 and 2010, respectively.

Interest income and Interest expense.  Interest income declined to $10,000 for the three months ended September 30, 2011 from $26,000 for the three months ended September 30, 2010.  We earn interest income from the investment of our cash balance into a higher interest rate yielding money market account.  Our average cash and cash equivalents decreased from $44.8 million for the three months ended September 30, 2010 to $24.4 million for the three months ended September 30, 2011, and the weighted average annual interest rate decreased from 0.27% during the three months ended September 30, 2010 to 0.23% during the three months ended September 30, 2011.  Interest expense was $24,000 during the three months ended September 30, 2011, as compared to $2,000 for the three months ended September 30, 2010.  The increase is due to an increase in the amortization of debt issuance costs related to our Credit and Term Loan Agreement, as amended, in May 2011.

Income taxes. Income tax expense was $2.4 million for the three months ended September 30, 2011, as compared to $1.0 million for the three months ended September 30, 2010.  Our effective tax rate was 35.0% for the three months ended September 30, 2011 and 39.2% for the three months ended September 30, 2010.  The decrease in the effective rate is primarily due to the impact of the 2011 research and development credit and a decrease in our state tax expense as a result of the election to use single sales factor apportionment for California.

The nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Net sales.  The following table compares net sales by product line and certain selected products for the nine months ended September 30, 2011 and 2010.

	Nine Months ended September 30,
	2011	2010	Change
	(in thousands)
Net Sales by Product Category:
Physician-dispensed
Nu-Derm	$44,071	$43,177	2%
Vitamin C	11,870	12,430	-5%
Elasticity	8,735	8,001	9%
Therapeutic	4,374	5,383	-19%
Other	11,372	10,254	11%
Total	80,422	79,245	1%
Licensing fees	3,079	3,215	-4%
Total net sales	$83,501	$82,460	1%

United States	84%	84%
International	16%	16%

 Net sales increased by $1.0 million to $83.5 million during the nine months ended September 30, 2011, as compared to $82.5 million during the nine months ended September 30, 2010.  Overall, we believe our growth during the nine months ended September 30, 2011 is primarily due to the launch of new products, a larger base of active accounts, and international physician-dispensed growth.  This growth, however, was partially offset by the $1.7 million in sales returns during the nine months ended September 30, 2011, related to the Texas regulatory matter.

Physician-dispensed sales increased $1.2 million, to $80.4 million during the nine months ended September 30, 2011, as compared to $79.2 million during the nine months ended September 30, 2010.  We experienced net increases in the following product categories: (i) an increase in the Other category of $1.1 million; (ii) a $0.9 million increase in Nu-Derm sales; and (iii) an increase in Elasticity sales of $0.7 million, which was primarily attributable to the launch of our ELASTILash product in October 2010.  The growth in the Other category was principally attributable to the launch of Blue Peel RADIANCE in January 2011, which contributed $1.3 million, partially offset by $0.2 million in sales returns related to Texas.  The growth in our Nu-Derm sales was primarily due to the launch of Nu-Derm Sun Shield SPF 50 in January 2011, which contributed $2.2 million; partially offset by $1.1 million in sales returns related to Texas.

These increases were partially offset by: (i) a $1.0 million decrease in Therapeutic sales; and (ii) a $0.6 million decrease in Vitamin C sales.  The decline in the Therapeutic category is due to lower sales of our CLENZIderm product line, in addition to $0.1 million in sales returns related to Texas.  Our Vitamin C sales declined due to the launch of our normal to oily line extension of our Obagi C-Rx product line in January 2010, together with $0.2 million in sales returns related to Texas.  Licensing fees decreased by $0.1 million during the nine months ended September 30, 2011.  We currently cannot assess the ongoing impact the March 2011 Japanese earthquake and tsunami may have on our future licensing revenues.

Our aggregate sales growth was primarily driven by: (i) a $2.3 million increase from our domestic physician-dispensed sales, offset by $1.7 million in sales returns related to Texas; and (ii) a $0.4 million increase from our International markets.  The increase in International sales was primarily in the Elasticity and Other product categories and was principally a result of: (i) a $0.5 million increase from the Far East; (ii) a $0.2 million increase from the Middle East; and (iii) a $0.1 million increase in the Americas; partially offset by a $0.3 million decrease in Europe and other.  As noted above, our licensing fees decreased $0.1 million.

Gross margin percentage.  Overall, our gross margin percentage decreased slightly to 78.9% for the nine months ended September 30, 2011, as compared to 79.0% for the nine months ended September 30, 2010.  Gross margin for our physician-dispensed segment, declined to 78.1% as compared to 78.3% for the same period last year.  The decline in our physician-dispensed segment was primarily a result of an increase in our inventory reserve for expired product and for inventory returned related to the Texas regulatory matter, partially offset by a change in sales mix among products, favoring our higher-margin products during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  The gross margin for our licensing segment increased to 99.7% as compared to 97.0% for the same period last year.  The increase in our licensing segment gross margin is due to a decline in license amortization expense and royalties expense related to products containing a specific Kinetin concentration, during the nine months ended September 30, 2011 (see “Impairment of License” discussion under “Overview and Recent Developments”), as compared to the same period in the prior year.

Selling, general and administrative.  Selling, general and administrative expenses increased $5.9 million to $56.7 million during the nine months ended September 30, 2011, as compared to $50.8 million for the nine months ended September 30, 2010.  This increase was primarily due to the following: (i) a $3.7 million increase in costs associated with the litigation and settlement of matters related to Dr. Obagi (see Note 8 to our Unaudited Condensed Consolidated Financial Statements); (ii) $0.9 million in expenses related to the Texas regulatory matter, which includes costs for coordinating the return of product from our customers residing in Texas, as well as legal and other related costs; (iii) a $0.9 million increase in professional fees primarily related to consultants for our operations group; (iv) a $0.7 million increase in other marketing principally due to increased efforts in market research and consumer engagement initiatives; (v) $0.5 million in impairment charges (see “Impairment of License” discussion under “Overview and Recent Developments”); (vi) a $0.5 million increase in promotions and training expenses; and (vii) a $0.4 million increase in headcount-related expenses due to an increase in marketing and administrative support headcount.    These increases were partially offset by: (i) a $1.1 million decrease in bad debt expense, due to the reserve on a non-performing international distributor of $0.5 million during the nine months ended September 30, 2010, and due to an improvement in collections, reducing the number of accounts written-off; (ii) a $0.2 million decrease in expenses related to the secondary offering completed in November 2010; (iii) a $0.1 million decrease in quality and packaging related expenses; (iv) a $0.1 million decrease in advertising expenses; (v) a $0.1 million decrease in rent expense due to the termination of the Agreement with Dr. Obagi in September 2010; and (vi) a $0.1 million decrease in depreciation and amortization.  As a percentage of net sales, selling, general and administrative expenses in the nine months ended September 30, 2011 were 68%, as compared to 62% for the nine months ended September 30, 2010.

Research and development.  Research and development decreased $2.1 million to $1.3 million for the nine months ended September 30, 2011, as compared to $3.5 million for the nine months ended September 30, 2010.  The decrease was primarily due to: (i) a $0.9 million decrease in expenses related to the development of line extensions and reformulations of existing products; (ii) a $0.7 million decrease in expenses related to the development of new products; and (iii) a $0.5 million decrease in accelerated advisory and related fees pursuant to the termination of the Agreement with Dr. Obagi in September 2010.  The decline in our research and development costs is primarily due to the timing of our research and development activities and we have not reduced, nor do we intend to reduce, our long-term emphasis on research and development.  As a percentage of net sales, research and development costs were 2% as compared to 4% for the nine months ended September 30, 2011 and 2010, respectively.

Interest income and Interest expense.  Interest income declined to $21,000 for the nine months ended September 30, 2011 from $75,000 for the nine months ended September 30, 2010.  We earn interest income from the investment of our cash balance into a higher interest rate yielding money market account.  Our average cash and cash equivalents decreased from $40.5 million for the nine months ended September 30, 2010 to $21.1 million for the nine months ended September 30, 2011, and the weighted average annual interest rate decreased from 0.31% during the nine months ended September 30, 2010 to 0.24% during the nine months ended September 30, 2011.  Interest expense was $0.1 million during the nine months ended September 30, 2011, as compared to $7,000 for the nine months ended September 30, 2010.  The increase is due to an increase in the amortization of debt issuance costs related to our Credit and Term Loan Agreement, as amended in May 2011.

Income taxes. Income tax expense was $2.8 million for the nine months ended September 30, 2011 as compared to $4.4 million for the nine months ended September 30, 2010.  Our income tax expense declined due to the decline in our income before provision for income taxes to $7.7 million for the nine months ended September 30, 2011 from $11.0 million for the nine months ended September 30, 2010.  Our effective tax rate was 36.1% for the nine months ended September 30, 2011 and 39.8 % for the nine months ended September 30, 2010.  The difference is primarily due to the impact of the 2011 research and development credit and a decrease in our state tax expense as a result of the adoption for California purposes of single sales factor apportionment.

Liquidity and capital resources

Trends and uncertainties affecting liquidity

Our primary sources of liquidity are our cash generated by operations and availability under our Credit and Term Loan Agreement with Comerica Bank.  As of September 30, 2011 we had approximately $27.0 million in cash and cash equivalents and $35.0 million available for borrowing under the Credit and Term Loan Agreement.  We believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to meet foreseeable liquidity requirements.  The following has impacted or is expected to impact liquidity:

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

•
The legal costs and related settlement of the litigation and arbitration involving us and Dr. Obagi were material.  Although our primary insurance carrier has agreed to defend the lawsuit, under a reservation of rights, we cannot estimate the amount, if any that the insurance carrier will agree to pay.  See Note 8 to our Unaudited Condensed Consolidated Financial Statements;

•
During the nine months ended September 30, 2011, we recorded $1.7 million in sales returns for products returned from customers residing in the state of Texas.  We voluntarily ceased shipment of certain of our products containing 4% hydroquinone into the state of Texas.  Our inability to ship our products containing 4% hydroquinone into the state of Texas for an extended period of time could have a material adverse impact on our consolidated financial position, results of operations and cash flows.  Texas net sales, including products containing hydroquinone, represented approximately 9% of our total net sales during the year ended December 31, 2010; and

•
Although no enforcement action has been instituted against us for the Texas regulatory matter to date, it is possible that we will incur significant legal costs and potential penalties may be assessed (see Note 8 to our Unaudited Condensed Consolidated Financial Statements).  If the ultimate expenses and penalties are material, this matter could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

•
Many of our products are manufactured by a single source.  In the event that any of our single source manufacturers experience a disruption in supply, our product supply, sales operations and/or our ability to collect any outstanding receivable could be adversely affected.  During 2011, this occurred with one such manufacturer.  As of September 30, 2011, amounts due from this manufacturer were approximately $0.4 million.  If this or any other of our single source manufacturers experience a significant disruption in supply it could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

The recent recession and ongoing tightening of credit in financial markets has, in some cases, adversely impacted our customers’ cash flow and ability to access sufficient credit in a timely manner, which, in turn, has impacted their ability to make timely payments to us.  In light of these circumstances, and in order to remain competitive in the marketplace, for certain selected customers who we deemed to be creditworthy based upon their prior payment history, we extended our standard payment terms from net 30 days to net 60 days for selected product purchases made in connection with certain sales promotion programs.  Such extension does not represent a permanent change to the payment terms for such customers but, rather, is applicable only to specified purchases made by such customers in connection with the applicable sales promotion program.  Sales of products having net 60-day payment terms represented 53% of our net sales for each of the three- and nine-month periods ended September 30, 2011.  Although we have extended our credit terms for certain purchases made by certain qualified customers, we have seen improvement in our days’ sales outstanding (“DSO”) from 73 days as of September 30, 2010 to 62 days as of September 30, 2011.

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

Under the terms of the Original Agreement, we were entitled to borrow under the Term Loans until the earliest to occur of: (i) the date the aggregate outstanding principal balance of the Term Loans equaled $15.0 million; (ii) May 3, 2011; or (iii) the date we requested to close out the Term Loans.  The Amendment, among other things, extends the eligible draw period of the Term Loans for a year, so that we may now borrow under them until the earliest to occur of: (i) the date the aggregate outstanding principal balance of the Term Loans equals $15.0 million; (ii) May 3, 2012; or (iii) the date we request to close out the Term Loans.  As of the date of the Amendment, we had no outstanding balance on the Facility or the Term Loans.

As of September 30, 2011, we had no outstanding balance on the Facility or Term Loans.  We were in compliance with all financial and non-financial covenants under the Credit and Term Loan Agreement, as amended, as of September 30, 2011 and December 31, 2010.  We expect to be in compliance with both our non-financial and financial covenants during 2011; however, economic conditions or the occurrence of any of the events discussed under Part I, Item IA, “Risk Factors” in our 2010 Annual Report on Form 10-K could cause noncompliance within our financial covenants.

We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity.  As of September 30, 2011 and December 31, 2010, we had approximately $43.7 million and $36.0 million, respectively, in working capital.  During the nine months ended September 30, 2011, we invested approximately $0.4 million in capital expenditures, which largely consisted of software and IT upgrades.  For the remainder of 2011, we expect to spend approximately $0.2 million in capital expenditures, primarily related to software, IT upgrades and disaster recovery infrastructure.  However, we expect to continue to moderate our investing activities in response to the current economic conditions.

Cash requirements for our business

Historically, we have generated cash from operations in excess of working capital requirements and through private and public sales of common stock.  We currently invest our cash and cash equivalents in a money market account.  As of September 30, 2011 and December 31, 2010, we had approximately $27.0 million and $15.1 million, respectively, of cash and cash equivalents.

On October 26, 2010, we announced that our Board of Directors authorized us to repurchase up to $45.0 million of our common stock, depending on market conditions and other factors.  Share repurchases could include the repurchase of shares from the selling stockholders in connection with the secondary offering completed in November 2010, as well as repurchases made through open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.  This authorization does not obligate us to acquire any particular amount of common stock nor does it ensure that any shares will be repurchased, and it may be suspended at any time at our discretion.  During the fourth quarter 2010, we repurchased 3,556,910 shares of our outstanding common stock for a cost of $35.0 million. No repurchases of shares were made during the nine months ended September 30, 2011.

We continually evaluate new opportunities for products or therapeutic systems and, if and when appropriate, intend to pursue such opportunities through the acquisitions of companies, products or technologies and our own development activities.  Our pursuit of such opportunities in some circumstances may involve a significant investment of our existing cash or may be dependent, in part, upon our ability to raise additional capital on commercially reasonable terms.  There can be no assurance that funds from these sources will be available when needed or on terms favorable to us or our stockholders.  If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

Cash flow

Nine months ended September 30, 2011.  For the nine months ended September 30, 2011, net cash provided by operating activities was $11.6 million.  The primary sources of cash were $4.9 million in net income, adjusted for: (i) non-cash items;  (ii) a decrease in accounts receivable due to lower sales during the three months ended September 30, 2011 as compared to the three months ended December 31, 2010 and an improvement in DSO from 66 days as of December 31, 2010 to 62 days as of September 30, 2011; (iii) a decrease in inventory due to an improvement in our annual inventory turns from 4.2 as of December 31, 2010 to 6.1 as of September 30, 2011; and (iv) a net decrease in our income tax receivable balance; partially offset by a net decrease in accounts payable and accrued liabilities through timing of purchasing payments.

Net cash used in investing activities was $0.6 million for the nine months ended September 30, 2011, primarily attributable to the costs associated with software and IT upgrades and investments in licenses and patent-related intellectual property during the nine months ended September 30, 2011.  We anticipate spending approximately $0.6 million in total for the year ending December 31, 2011 for capital expenditures primarily associated with IT upgrades and disaster recovery infrastructure.

Net cash provided by financing activities was $0.8 million for the nine months ended September 30, 2011, which was primarily attributable to proceeds received from the exercise of stock options.

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

Interest rate risk

Our interest income and expense is more sensitive to fluctuations in the general level of the U.S. prime rate and LIBOR interest rates than to changes in rates in other markets.  Changes in U.S. LIBOR interest rates affect the interest earned on our cash and cash equivalents.  At September 30, 2011, we had approximately $27.0 million of cash and cash equivalents.  If the interest rates on our cash and cash equivalents and short-term investments were to increase or decrease by 1% for the year, annual interest income would increase or decrease by approximately $0.3 million.

Other risks

Generally we have been able to collect our accounts receivable in the ordinary course of business.  We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified.  Our DSO decreased from 66 days at December 31, 2010 to 62 days at September 30, 2011.  We do not believe that our accounts receivable balance presents a significant credit risk based upon our past collection experience.

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

In addition, on or about January 7, 2010, Zein Obagi and his spouse, Samar Obagi, and the Zein and Samar Obagi Family Trust and certain other entities allegedly affiliated with Zein Obagi sent us an arbitration demand before JAMS in Los Angeles, California in which the claimants claimed breaches of the 2006 Services Agreement and 2006 Separation and Release Agreement (see Note 8 to our Unaudited Condensed Consolidated Financial Statements) between us and the claimants and various breaches of common law, California law, and federal law, including failure to pay certain retainer, marketing and reimbursement funds, failure to pay royalties allegedly due, failure to consult before developing and marketing new products, failure to pursue certain business strategies, threatening to invoke unenforceable and inapposite non-competition clauses in our contracts with Zein Obagi, threatening and interfering with the claimants’ business opportunities, threatening to enforce nonexistent trademark and service mark rights, and wrongfully depriving the claimants of both their rights to pursue business opportunities and also their trademark rights.  Claimants sought actual and consequential damages of “millions of dollars” and other damages in an unspecified amount, restitution of monies wrongfully obtained in an unspecified amount, prejudgment interest, attorneys’ fees and costs, declaratory judgment and assignment of certain trademarks from us to Dr. Obagi.  We filed an answer to the Demand for Arbitration denying the allegations and asserting various counterclaims.  In May 2010, the claimants in the arbitration proceeding filed an amended demand, again before JAMS in Los Angeles.  The amended demand reiterated the claims asserted in the original demand.  The amended demand expanded the original demand's factual allegations involving our alleged interference with the claimants' rights to pursue business opportunities and with the claimants' trademark rights.

On May 2, 2011, we entered into the Settlement Agreement with the ZO Parties, including Zein E. Obagi, M.D., Zein E. Obagi, M.D., Inc., ZO Skin Health, Inc., Skin Health Properties, Inc., the Zein and Samar Obagi Trust, and Samar Obagi that resulted in the dismissal with prejudice of all claims and counterclaims in both the litigation and arbitration.  Under the Settlement Agreement, we and the ZO Parties have agreed to mutual releases.  The Settlement Agreement also provides for: (i) a one-time payment of $5.0 million from us to the ZO Parties; and (ii) the grant of a limited, non-exclusive license by us to the ZO Parties to use certain of our trademarks in up to three locations.  The other non-economic terms of the Settlement Agreement are confidential.  We recorded $5.0 million for the one-time payment and $2.9 million in related litigation fees during the nine months ended September 30, 2011.  The settlement was effective May 5, 2011 and both the litigation and arbitration proceedings were dismissed with prejudice on May 10, 2011 and May 9, 2011, respectively.

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

To date, the majority of our revenues have resulted from sales of our principal product line, the Obagi Nu-Derm System and related products.  The Nu-Derm System and related products accounted for approximately 53% of our net sales for the three- and nine-month periods ended September 30, 2011, respectively, and 53% and 52% of our net sales for the three- and nine-month periods ended September 30, 2010, respectively.  Although we currently offer other products such as Obagi-C Rx, Professional-C, ELASTIderm, CLENZIderm, Rosaclear, ELASTILash and Blue Peel RADIANCE, and we intend to introduce additional new products, we still expect sales of our Obagi Nu-Derm System and related products to account for a majority of our sales for the foreseeable future.  Because our business is highly dependent on our Obagi Nu-Derm System and related products, factors adversely affecting the pricing of, or demand for, these products could have a material and adverse effect on our business.  Sales of our Obagi Nu-Derm Systems also experience seasonality.  We believe this is due to variability in patient compliance that relates to several factors such as a tendency to travel and/or engage in other disruptive activities during the summer months.  Additionally, our commercial success depends in large part on our ability to sustain market acceptance of the Nu-Derm System.  If existing users of our products determine that our products do not satisfy their requirements, if our competitors develop a product that is perceived by patients or physicians to better satisfy their respective requirements, or if state or federal regulations or enforcement actions (such as the current activities in the State of Texas) prohibit further sales of the Nu-Derm System, individual products within the system or any related products, our sales may decline, and our total net sales may correspondingly decline.  We cannot assure you that we will be able to continue to manufacture these products in commercial quantities at acceptable costs.  Our inability to do so would adversely affect our operating results and cause our business to suffer.

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

The Texas Department of State Health Services and the Texas Office of Attorney General have alleged that 4% hydroquinone is not approved by the FDA and thus, that we are in violation of Texas law by shipping products containing 4% hydroquinone into the state of Texas.  Although we are in discussions and negotiations with the Texas Department of

State Health Services and the Texas Office of Attorney General on this matter, no resolution has been reached and it is possible that we will be prohibited from shipping products containing 4% hydroquinone in the state of Texas in the future unless or until the 4% hydroquinone products are determined to be approved by the FDA.  In the interim, we have voluntarily ceased shipping our 4% hydroquinone products into the state of Texas and implemented a plan that enabled our customers in Texas to return any of these products (that had not otherwise been detained) currently in their possession in exchange for a credit or refund.  In addition, this action could have an impact on the FDA’s current position or the position of other states on our continued marketing and sale of products containing 4% hydroquinone.  It could also encourage other parties to bring legal action against us.  Our inability to ship our products containing 4% hydroquinone into the state of Texas for an extended period of time could have a material adverse impact on our consolidated financial position, results of operations and cash flows.  Texas net sales, including products containing hydroquinone, represented approximately 9% of our total net sales during the year ended December 31, 2010.

We are dependent on third parties to manufacture products for us.

We currently outsource all of our product manufacturing to third-party contract manufacturers.  Although we have received sufficient material from our manufacturers to meet our current needs, we do not have long-term contracts with most of these third parties.  Although we have two or more qualified manufacturers for some of our key products, certain products, including some of our sun protection products and our products containing hydroquinone, are currently supplied by a single source.  In the event that this supplier or any of our other third-party manufacturers terminates its supply arrangement with us, experiences financial difficulties, encounters regulatory or quality assurance issues, or suffers any damage to its facilities, we may experience delays in securing sufficient amounts of our products, which could harm our business, reputation and relationships with customers.

        In the event that any of our single source manufacturers experience a disruption in supply of raw materials or components for our products that adversely affects its business, our product supply, sales operations and/or our ability to collect any outstanding receivable could be adversely affected.  During 2011, this occurred with one such manufacturer.  As of September 30, 2011, amounts due from this manufacturer were approximately $0.4 million.  If this or any other of our single source manufacturers experience a significant disruption in supply it could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

We expect to continue to rely on third parties to produce materials required for clinical trials and for the commercial production of our products.  However, there are a limited number of third-party manufacturers that operate under the FDA’s current cGMP, regulations and that have the necessary expertise and capacity to manufacture our products.  As a result, it may be difficult for us to locate manufacturers for our anticipated future needs.  If we are unable to arrange for third-party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of, market and sell our new products.

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

The Obagi Nu-Derm, Obagi Condition & Enhance, Obagi-C Rx and ELASTIderm Décolletage Systems contain products that include 4% hydroquinone as an active ingredient and are marketed in the United States without a FDA-approved marketing application under the FDA Compliance Policy Guide entitled “Marketed New Drugs Without Approved New Drug Applications,” as amended and restated in September 2011 (the “CPG”).  We believe that these products are not currently subject to FDA pre-market approval under both the CPG and due to the fact that these products are generally regarded as safe and effective.  In August 2006, the FDA issued a proposed rule that, if adopted in its current form, would establish that OTC skin bleaching drug products, such as hydroquinone, are not generally recognized as safe and effective and are misbranded, and could seek to require NDAs for new products using skin bleaching drug products, including prescription skin bleaching drug products.  The FDA had indicated that upon adoption of the final rule it intended to consider all skin bleaching drug products, whether currently marketed on a prescription or OTC basis, to be new drugs requiring an approved NDA for continued marketing.  In the proposed rule, the FDA recommended that additional studies be conducted to determine if there is a risk to humans from the use of hydroquinone.  The FDA nominated hydroquinone for further study by the NTP, and in December 2009 the NTP Board of Scientific Counselors approved the nomination.  As a result, the NTP will conduct further studies on hydroquinone.  However, there are several more steps to the nomination process before the studies will commence, and the studies themselves can take two years or more to complete.  The FDA has noted that, in the interim, it believes that hydroquinone at concentrations of 2% or less should remain available as an OTC drug product.  It is our understanding that the FDA is no longer evaluating the proposed rule and is not intending to take any action with respect to regulation of products containing 4% hydroquinone until the NTP studies have been conducted.  However, should the FDA reverse this position or decide upon conclusion of the NTP studies that all skin bleaching products are new drugs requiring an approved NDA, we may be required to withdraw certain products in the Nu-Derm, Condition & Enhance, Obagi-C Rx and ELASTIderm Décolletage Systems until required clinical trials are performed and new drug approvals are obtained, in effect foreclosing us from selling these products.  If we are required to seek new drug approval for these products, our attention and resources will be dedicated to the process of obtaining new drug approval, which may be time-consuming and expensive.  In addition, we may not successfully obtain such approval or may be delayed in obtaining such approval if one of our competitors obtains approval and nonpatent exclusivity for the same uses for which we seek approval.  Other manufacturers of 4% prescription hydroquinone include, among others, SkinMedica, Inc., Taro Pharmaceuticals Inc., Valeant Pharmaceuticals, Inc. and Stiefel Laboratories, Inc.  If we are unable to obtain such approval we would be prohibited from selling the Nu-Derm, Condition & Enhance and Obagi-C Rx Systems and ELASTIderm Décolletage Skin Lightening Complex, which would have a material adverse impact on our business.

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

We are also subject to review, periodic inspection and marketing surveillance by the FDA and comparable state agencies to determine our compliance with regulatory requirements.  Our manufacturing processes, any clinical trials that we perform, our distribution and our promotional activities are subject to ongoing regulatory compliance.  In addition, state agencies may require registration, licensure and inspection of manufacturing or distribution facilities and may require reporting of promotional activities.  If the FDA or any state or comparable agency finds that we have failed to comply with these requirements or later discovers previously unknown problems with our products, including unanticipated adverse events of unanticipated severity or frequency, or any of our manufacturers or manufacturing processes, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions, including:

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

Further, the Texas Department of State Health Services and the Texas Office of Attorney General have alleged that 4% hydroquinone is not approved by the FDA and thus, that we are in violation of Texas law by shipping products containing 4% hydroquinone into the state of Texas.  Although we are in discussions and negotiations with the Texas Department of State Health Services and the Texas Office of Attorney General on this matter, no resolution has been reached and it is possible that we will be prohibited from shipping products containing 4% hydroquinone in the state of Texas in the future unless or until the 4% hydroquinone products are determined to be approved by the FDA.  In addition, we may be subject to the assessment of penalties and injunctive action by the Texas Office of Attorney General arising from the prior shipment of products containing hydroquinone.  In the interim, we have voluntarily ceased shipping our hydroquinone products into the state of Texas and implemented a plan that enabled our customers in Texas to return any of these products (that had not otherwise been detained) currently in their possession in exchange for a credit or refund.  Furthermore, the current actions being taken by the State of Texas related to our 4% hydroquinone products could cause the FDA or other states to investigate or reconsider the regulatory status of these products, and should the FDA do so, it may require us to obtain a NDA for such products and could require us to withdraw such products from the market pending such registration.

New regulations could prohibit physicians from dispensing our products directly.

In our primary market, the United States, we market our products and systems directly to physicians to dispense in their offices.  Most of the products and systems we sell are dispensed by physicians directly to their patients in their offices, although some patients choose to have prescriptions for tretinoin and metronidazole products filled by pharmacies instead of the treating physician in order to obtain insurance coverage for such products.  Although several of the products in our systems contain 4% hydroquinone, our products are not currently available by prescription in the pharmacy.  Certain states have very strict physician dispensing rules that could make it difficult or impossible for our customers to continue to dispense our products.  Furthermore, in the event state regulations change to limit or prohibit the ability of physicians to dispense our products directly to patients in their offices or change to limit or prevent our ability to distribute products directly through physicians, patients may be unable to obtain many of our products, as they are not currently available in pharmacies.  In addition, several states have recently taken action against a number of our customers who also sell our products to patients over the Internet, questioning whether these practices are consistent with such states’ pharmacy licensure and physician dispensing rules.  An adverse outcome by any of these states against any of these customers may result in the inability of such customers (including other customers in the state) to continue selling our products over the Internet or at all.

In November 2009, we received a letter (the “Letter”) from the Texas Department of State Health Services.  In the Letter, the Agency refers to inspections of certain retail businesses in Texas that were selling certain of our products containing prescription drugs over the Internet.  Prior to this time, the Agency had detained products from three of our customers that sold our products on the Internet based on a complaint from a third party.  In the Letter, the Agency alleged that we are shipping unapproved new drug articles to these establishments in violation of certain Texas statutes.  We submitted our response to the Agency in January 2010 indicating why we believed we were in compliance with the Texas statutes.  In May 2010, the Agency sent us a letter indicating that it did not agree with the arguments set forth in our January 2010 letter.  In June 2010, we had an in-person meeting with officials from the Agency to further discuss its concerns.  In August 2010, we submitted additional written information to the Agency in response to the topics discussed and additional information requested by the Agency at the June meeting.  From that time until April 2011, the Agency did not have any further communications with us.  In March 2011, the Agency, in response to what we then understood was a new complaint, detained our products containing 4% hydroquinone from one of our customers as being unapproved new drugs and further cited this customer for dispensing prescription drugs without a pharmacy license in violation of various Texas statutes.  Despite repeated requests, neither the Agency nor the Texas Attorney General has been able to identify or provide us with any additional complaints. During the week of April 4, 2011, the Agency detained products from several more of our customers citing similar violations.  Between April 7 and April 15, 2011, we attempted to contact the Agency to ascertain what the issues were that prompted the recent actions taken by the Agency against these customers.  On April 15, 2011, the Agency indicated to us that it had referred the matter to the Texas Attorney General’s office for enforcement action.  On April 27, 2011, we met with the Agency and the Texas Attorney General’s office at which time the Attorney General stated it viewed us to be in violation of the Texas Food, Drug and Cosmetic Act and the Texas Deceptive Trade Practices Act arising from the sale in Texas of our products containing 4% hydroquinone, which the state believes to be an unapproved new drug.  By letter dated July 13, 2011, the Texas Attorney General reiterated its position, as noted above, to us.  On July 18, 2011, our counsel met with the Texas Attorney General to continue discussions regarding an amicable settlement of this matter.  By letter dated, August 25, 2011, the Texas Attorney General sent a letter following up on certain aspects of the July 18, 2011 meeting.  We are vigorously contesting the allegations and are engaged in discussions with the Agency and the Texas Attorney General to attempt to resolve the matter cooperatively.  At this time, no lawsuit has been filed by the Texas Attorney General and no monetary penalties or other proposed disciplinary action or regulatory actions have been instituted against us.  However, we have voluntarily ceased shipping any products containing 4% hydroquinone into the state of Texas.  In addition, we implemented a plan that enabled our customers in Texas to return any of these products (that had not otherwise been detained) currently in their possession in exchange for a credit or refund and may, depending on the outcome of our discussions with the Agency and the Attorney General’s office, work with the State of Texas to allow those customers with detained product to ship them to a central location for destruction.  If patients are unable to purchase our products directly from physicians or our customers are prohibited from selling our products in their current manner or at all in Texas or other states, then both customers and patients may purchase less of our products than they otherwise would, which would harm our business.

Risks Related to Our Capital Requirements and Finances

Litigation, or Other Legal Proceedings, Could Materially Impact our Financial Results.

Substantial, complex or extended litigation could cause us to incur large expenditures, distract our management and disrupt our business.  For example, the legal and settlement costs incurred in connection with the lawsuit and related arbitration initiated by Dr. Zein Obagi, ZO Skin Health, Inc. and related affiliates were substantial.  See Part II, Item 1 of this Report, “Legal Proceedings” and see Note 8, “Litigation” in our Unaudited Condensed Consolidated Financial Statements for information concerning this matter.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On October 26, 2010, we announced that our Board of Directors authorized us to repurchase up to $45.0 million of our common stock, depending on market conditions and other factors.  Share repurchases have included the repurchase of $35.0 million of shares from certain selling stockholders following completion of the registered public offering of shares of our common stock by such stockholders in November 2010, and may include future repurchases made through open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.  This authorization does not obligate us to acquire any particular amount of common stock nor does it ensure that any shares will be repurchased, and it may be suspended at any time at our discretion.  As of September 30, 2011, $10.0 million was still authorized for the repurchase of shares.  No repurchases were made during the three months ended September 30, 2011.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  RESERVED

ITEM 5:  OTHER INFORMATION

Government Regulation

FDA regulation of drug products

FDA Enforcement Discretion for Marketed Unapproved Drug Products

Products falling within the definition of “drugs” that are not “new drugs” under the Food and Drug Cosmetic Act (“FDCA”) and that are generally recognized as “safe and effective” for the indication for which they are being marketed or that fall within the 1938 or 1962 grandfather clauses or within the CPG have not been required to obtain pre-market review and approval from the FDA.

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

Hydroquinone, as a skin-bleaching agent has been subject to FDA regulation as an OTC drug in certain concentrations since the initiation of the OTC Review in the early 1970's.  The OTC Review was created to replicate the DESI Review by evaluating the safety and effectiveness of the data available for the active ingredients (drugs) in the hundreds of thousands of OTC drug products that were on the market.  Drugs that are subject to the OTC Review are and have been in a regulatory safe harbor for the uses covered by that multi-step process pending completion of the monograph applicable to the intended use under the OTC Review and the CPG.

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

There are several more steps to the nomination process before the studies will commence, and the studies themselves can take two years or more to complete.  The FDA has noted that, in the interim, it believes that hydroquinone at concentrations of 2% or less should remain available as an OTC drug product.  At the conclusion of the NTP studies, if the FDA does change the status of 4% hydroquinone products to require a NDA, and if the FDA does not allow us to continue to market our products while we attempt to comply with such new requirement as imposed, or if the FDA does not approve a NDA filed by us or a third party for 4% hydroquinone products, then we will no longer be able to rely on the CPG to market our Obagi Nu-Derm, Obagi-C Rx and ELASTIderm Décolletage products containing 4% hydroquinone.  FDA approval of a 4% hydroquinone product under a NDA filed by another party may also adversely affect our ability to continue to market our products under the CPG for a period of time.  Furthermore, if the NTP studies conclude that hydroquinone is a carcinogen, we may be required to cease sales of all our products that contain hydroquinone.  Should one of our contract manufacturers or any of its ingredient suppliers develop cGMP issues, the FDA could also conclude that our products no longer fall within the CPG or OTC Review safe harbor.  Furthermore, the current actions being taken by the State of Texas related to our 4% hydroquinone products could cause the FDA to investigate or reconsider the regulatory status of these products and should it do so, it may require us to obtain a NDA for such products and could require us to withdraw such products from the market pending such registration.  See “Risk Factors - Risks Related to Regulatory Matters,” in Part II, Item 1A of this Report.

Federal and State Regulation of Advertising and Promotion

The FDA and the various states regulate the advertisement of prescription drug products.  The FTC, Fair Packaging and Labeling Act, and state authorities regulate the advertising of OTC drugs and cosmetics, as well as exercise general authority to prevent unfair or deceptive trade practices.

In November 2009, we received a letter from the Texas Department of State Health Services regarding our alleged distribution in Texas of misbranded and adulterated new drugs and, specifically, referencing certain retail businesses in Texas that were selling our products containing prescription drugs over the Internet.  Prior to this time, the Agency had detained products from three of our customers that sold products on the Internet based on a complaint from a third party.  In its letter, the Agency alleged that we were distributing unapproved drug articles to these establishments in violation of certain Texas statutes.  We submitted our response to the Agency in January 2010 indicating why we believed we were in compliance with the Texas statutes.  In May 2010, the Agency sent us a letter indicating that it did not agree with the arguments set forth in our January 2010 letter.  In June 2010, we had an in-person meeting with officials from the Agency to further discuss its concerns.  In August 2010, we submitted additional written information to the Agency in response to the topics discussed and additional information requested by the Agency at the June meeting.  From that time until April 2011, the Agency did not have any further communication with us.  In March 2011, the Agency, in response to what we then understood was a new complaint, detained our products containing 4% hydroquinone from one of our customers as being unapproved new drugs and further cited this customer for dispensing prescription drugs without a pharmacy license in violation of various Texas statutes.  Despite repeated requests, neither the Agency nor the Texas Attorney General has been able to identify or provide us with any additional complaints.  During the week of April 4, 2011, the Agency detained products from several more of our customers citing similar violations.  Between April 7 and April 15, 2011, we attempted to contact the Agency to ascertain what the issues were that prompted the recent actions taken by the Agency against these customers.  On April 15, 2011, the Agency indicated to us that it had referred the matter to the Texas Attorney General’s office for enforcement action.  On April 27, 2011, we met with the Agency and the Attorney General’s office at which time the Texas Attorney General stated it viewed us to be in violation of the Texas Food, Drug and Cosmetic Act and the Texas Deceptive Trade Practices Act arising from the sale in Texas of our products containing 4% hydroquinone, which the state believes to be an unapproved new drug.  By letter dated July 13, 2011, the Texas Attorney General reiterated its position, as noted above, to us.  On July 18, 2011, our counsel met with the Texas Attorney General to continue discussions regarding an amicable settlement of this matter.  By letter dated, August 25, 2011, the Texas Attorney General sent a letter following up on certain aspects of the July 18, 2011 meeting.  We are vigorously contesting the allegations and are engaged in discussions with the Agency and the Texas Attorney General to attempt to resolve the matter cooperatively.  At this time, no lawsuit has been filed by the Texas Attorney General and no monetary penalties or other proposed disciplinary action or regulatory actions have been instituted against us.  However, we have voluntarily ceased selling any products containing 4% hydroquinone into the state of Texas.  In addition, we implemented a plan that enabled our customers in Texas to return any of these products (that had not otherwise been detained) currently in their possession in exchange for a credit or refund and may, depending on the outcome of our discussions with the Agency and the Attorney General’s office, work with the State of Texas to allow those customers with detained product to ship them to a central location for destruction.

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

OBAGI MEDICAL PRODUCTS, INC.

Date: November 9, 2011	By:	/s/ Albert F. Hummel
Albert F. Hummel
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2011	By:	/s/ Preston S. Romm
Preston S. Romm
Chief Financial Officer
(Principal Financial Officer)