Form 10-K
period 2011-12-31
Obagi Medical Products, Inc.
filed 2012-03-08
CIK 1375247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $174.4 million  (based on the closing sales price of the registrant’s common stock on that date).  Shares of the registrant’s common stock held by each officer, director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not a determination for other purposes.  As of March 2, 2012, there were 18,688,421 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on or about June 6, 2012.

OBAGI MEDICAL PRODUCTS, INC.
ANNUAL REPORT ON FORM 10-K

Obagi®, Blue Peel®, Blue Peel RADIANCE® Condition & Enhance®, ELASTIderm®, ELASTILash® Nu-Derm®, Obagi-C®, Obagi CLENZIderm®, Rosaclear®, SoluCLENZ® and Penetrating Therapeutics™ are among the trademarks of Obagi Medical Products, Inc. and/or its affiliates in the United States and certain other countries.  Botox® is a registered trademark of Allergan, Inc.  Refissa™ is a trademark of Spear Pharmaceuticals Inc.  Any other trademarks or trade names mentioned are the property of their respective owners.

© 2012 Obagi Medical Products, Inc.  All rights reserved.

Forward-looking Statements

We have made forward-looking statements in this Annual Report on Form 10-K (this “Report”), including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Business,” that are based on our management’s beliefs and assumptions and information currently available to us.  Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulations, litigation and competition.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions.

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

We sell our products through a direct sales force in the United States and internationally through distribution partners in over 43 countries across North America, Central America, Europe, the Middle East and Asia.  Our domestic sales force and foreign distributors predominantly sell our products directly to dermatologists, plastic surgeons and other physicians who are focused on aesthetic and therapeutic skin care.  These physicians then dispense our products in-office, directly to their patients.  We believe that we are the market leader in this growing physician-dispensed skin care channel, according to a 2011 study by Kline & Co., an independent market research firm.  Our net sales have grown from approximately $35.6 million in 2001 to $114.1 million for the year ended December 31, 2011.

Over the years, we have developed numerous skin care products and systems for the enhancement of skin health.  Using our Penetrating Therapeutics technologies, our products are designed to improve the penetration of prescription and over-the-counter (“OTC”) cosmetic agents across the skin barrier to address the most common and visible skin conditions in adult skin.  Our product portfolio, which includes cosmetic OTC and prescription products, including 4% hydroquinone, is sold and promoted through physician offices and requires education by a physician on proper use.

Our leading product line, launched in 1988, is the Obagi Nu-Derm System.  We believe the Nu-Derm System is the leading clinically-proven, prescription-based topical skin health system on the market that has been shown to enhance the skin’s overall health by correcting photodamage using drugs that, by definition, work at the cellular level.  This results in a reduction of the visible signs of aging.  In addition, we offer several other skin care systems and related products, including: (i) the Obagi-C Rx System, introduced in 2004, a prescription-strength system that reduces the early effects of sun damage and evens skin tone through the use of a Vitamin C serum combined with 4% hydroquinone; (ii) our Professional-C series of products, introduced in 2005, which consist of high potency antioxidant Vitamin C serums that help to counteract the effects of ultraviolet radiation and other environmental influences; (iii) the Condition & Enhance System, launched in 2006, which was developed to enhance the results of physician-delivered surgical and non-surgical cosmetic procedures, such as Botox, injectable fillers, chemical peels, microdermabrasion and laser resurfacing treatments; (iv) the ELASTIderm family of products, first introduced in 2006, which includes treatments developed to restore skin elasticity and collagen production, and reduce fine lines and wrinkles, around the eyes and décolletage; (v) our CLENZIderm M.D. Acne Therapeutic Systems, introduced in 2007, featuring a solubilized formulation of benzoyl peroxide (“BPO”) to treat and prevent acne at its root; (vi) the Rosaclear System, launched in 2009, which is a complete prescription-based system developed specifically for the treatment and prevention of the signs and symptoms of facial redness; (vii) ELASTILash Eyelash Solution, a member of the ELASTIderm family launched in 2010, designed to help achieve the appearance of visibly thicker, fuller-looking eyelashes; (viii) Blue Peel RADIANCE, launched in 2011, a gentle salicylic acid-based peel that utilizes a unique blend of acids and other soothing ingredients for a potent combination that exfoliates, evens out skin tone and improves overall complexion, with little-to-no downtime; and (ix) ELASTIderm Complete Complex Eye Serum, launched in January 2012, that utilizes an innovative rollerball technology for application.  We also offer: (i) tretinoin, a generic equivalent to Retin-A that is among the most widely used acne treatments, as well as Refissa, a 0.05% strength tretinoin, approved by the United States Food and Drug Administration (“FDA”), with an emollient base that has a broad indication for treatment of fine facial lines, hyperpigmentation and tactile roughness; (ii) metronidazole topical gel, a generic equivalent to Metrogel, for use in conjunction with our Rosaclear System; and (iii) Obagi Blue Peel Essential Kit, which has been cited by Kline & Co. as one of the most well-known brands for use in physician-strength facial peel procedures.

We also advance our development objectives through product and license agreements with third parties.  These agreements may include patent and technology licenses, product licenses and new product collaboration agreements.  We compete in the Japanese retail skin care markets through strategic licensing agreements with a Japanese pharmaceutical manufacturer and distributor that sell a series of OTC products under the Obagi brand name in the Japanese drug and variety store channels.  In addition, through December 31, 2011 we had other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand through the aesthetic spa channel.  Our net licensing revenue from skin health systems and products in Japan was approximately $4.4 million for the year ended December 31, 2011.

The Skin Care Market

According to the American Society of Plastic Surgeons, there were 13.8 million cosmetic procedures performed in the United States in 2011, representing a 5% increase over 2010 and a 87% increase over 2000.  We believe this reflects a growing desire and acceptance among the population to seek assistance from physicians to improve their appearance, including the appearance of their skin.  A key driver of this trend is the aging of the “baby boomer” segment of the U.S. population.  In addition, life expectancy in the United States has extended in recent years, leading to a further increase in the average age of the country’s population.  Because healthcare needs, including the treatment of skin disorders, tend to increase with age, we expect the demand for skin care products to continue to increase over time.  In particular, women tend to demonstrate a higher motivation than men to improve their personal appearances.  The number of women between the ages of 35 and 65, the primary users of our products, was estimated by the U.S. Census Bureau to have grown 44.7% between 1990 and 2010.  With this segment’s strong desire to reduce the signs of premature aging, we expect the aging female population to continue to increase the market opportunity for skin care products.

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

According to Kline & Co., in 2011, there were approximately 25,900 physicians practicing dermatology and plastic surgery in the United States, of which more than 11,800 dispensed skin care products directly to their patients.  Based on our experience with physicians who have opened accounts with us, we believe a growing number of general practice, family practice, internal medicine, dental and obstetrics and gynecology (“OBGYN”) physicians are also dedicating resources in their practices to skin care.  We believe that these physicians are responding to the rapid increase in consumer demand for non-invasive skin care treatments.  Furthermore, according to Kline & Co., more than 7,800 of these physicians dispensed prescription and non-prescription skin care products directly to their patients in 2011.

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

System and related products	Segment/product category	Description	Applications	Launch date
Obagi Nu-Derm System	Physician-dispensed/ Nu-Derm	Comprehensive system of six products including prescription and OTC drugs	Fine lines, wrinkles, acne, photo damage, hyperpigmentation, melasma, laxity, skin sallowness	1988
Obagi Condition & Enhance Systems	Physician-dispensed/ Nu-Derm	Line extension of Nu-Derm designed for use before and after surgical and non-surgical cosmetic procedures; prescription-based	Enhances patient outcomes and patient satisfaction	2006
Professional-C	Physician-dispensed/ Vitamin C	Highly stable Vitamin C serums; non-prescription	Antioxidant protection, fine lines, wrinkles, hyperpigmentation	2005
ELASTIderm Eye and Décolletage	Physician-dispensed/ Elasticity	System of skin health products built around a novel formulation of a bi-mineral complex; prescription and non-prescription based	Increase elasticity and skin tone of eyes, face, neckline and chest	2006/2008/ 2012
ELASTILash Eyelash Solution	Physician-dispensed/ Elasticity	Eyelash enhancing solution; non-prescription	Enhance the appearance of thickness and fullness of eyelashes	2010
CLENZIderm M.D. Systems	Physician-dispensed/ Therapeutic	Systems for acne treatment built around a novel formulation of BPO; non-prescription	Acne	2007
Obagi Rosaclear System	Physician-dispensed/ Therapeutic	System for rosacea treatment that reduces redness and flushing, along with treating papules and pustules; prescription based	Rosacea	2009
Tretinoin	Physician-dispensed/ Other	Generic equivalent of Retin-A available in the United States; requires prescription	Acne	2002
Refissa	Physician-dispensed/ Other	Branded Retin-A available in the United States; requires prescription	Fine facial lines, hyperpigmentation and tactile roughness	2009
Metronidazole	Physician-dispensed/ Other	Generic equivalent of Metrogel; requires prescription	Rosacea	2009
Obagi Blue Peel Essential Kit	Physician-dispensed/ Other	Topical system to aid in the application of TCA (trichloroacetic acid) chemical peels	Fine lines, wrinkles, hyperpigmentation	1988
Blue Peel RADIANCE	Physician-dispensed/ Other	Salicylic acid-based superficial chemical peel	Fine facial lines, hyperpigmentation and tactile roughness	2011

We further differentiate our skin care systems and related products by supporting their safety and efficacy with randomized controlled and comparative clinical studies conducted by leading market experts.  We believe that these clinical studies provide added scientific credibility to our products in the physician-dispensed market.  We have initiated 105 clinical studies since 2003, involving patients in the areas of acne, aesthetics and elasticity to analyze the efficacy, side effects and tolerability of our systems and products, as well as to compare them to other commonly used regimens.  We currently intend to launch approximately 29 additional clinical studies in 2012 to assess other therapeutic indications for new and existing products.

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

The Obagi Nu-Derm System, including the Obagi Condition & Enhance System (described below), accounted for approximately 53% and 52% of our consolidated net sales for the years ended December 31, 2011 and 2010, respectively.  Although the volume of sales for each individual product within the system varies, we believe the majority of our sales of each component product is due to the fact that they are sold as part of the system.

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

Obagi Professional-C

Obagi Professional-C products are a complete line of proprietary, non-prescription products, that consist of Vitamin C serums used to reduce the appearance of damage to the skin caused by ultraviolet radiation and other environmental influences.  Vitamin C (L-ascorbic acid) acts as a potent antioxidant.  The Professional-C line consists of a 5% serum for the area around the eyes and 10%, 15% and 20% serums for the face, neck and chest.  Obagi Professional-C products are sold individually and are used on their own, or in combination with other Obagi system products.  These products are classified as cosmetics and side effects are not generally associated with their use; however certain sensitive individuals may experience mild irritation of the skin where product is applied.  These products in 10% and 20% concentrations have been shown in clinical studies to penetrate all levels of skin better than the leading Vitamin C competitor.

ELASTIderm

As skin ages, it loses its elasticity and begins to sag, particularly around the eyes, on the neck and on the hands.  Our ELASTIderm product line includes products for the treatment of skin laxity featuring a patented bi-mineral complex that may help the body’s own natural ability to increase epidermal thickness, augment hypodermal fat and increase elastin levels by supplying increased local concentrations of natural mineral actives to the relevant tissue, thereby improving elasticity and skin tone.  We believe this is the first clinically proven skin health system to aid in the regeneration of elastin.  Based on the results of our clinical studies, which showed significant improvements in measured collagen and elastin in under eye skin treated over an eight-week period, we launched an eye cream product under the Obagi ELASTIderm brand name in October 2006.  In February 2007, we launched an eye gel, which is the second product under the Obagi ELASTIderm brand, and in January 2012 we launched an eye serum product that utilizes an innovative roller ball technology for application.

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

Penetrating Therapeutics

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

Online Pharmacy Fulfillment

We have identified the elements necessary to establish a web-based marketing and fulfillment operation, including the creation of a nationwide online pharmacy.  We believe a robust e-Commerce platform will help build and strengthen the relationship between our physician customers and their patients.  The information and leverage we will gain by being at the hub of each transaction will enable us to add value to the physicians’ businesses, while making the purchase of our products significantly more convenient for end-users. Further, this platform will assist our core physician partners in maximizing the total “Obagi” opportunity by no longer being constrained in the complement of our products that they carry due to shelf limitations, and reinforce the brand’s value and its loyalty among our end users by streamlining our total distribution network.  Once fully developed and deployed our new national distribution system will allow us to deploy new channel expansion strategies going forward and protect our brand from internet discounters by implementing a track and trace mechanism to follow products’ pedigrees through the sales channel.

As a result of our research, we believe that a high degree of interest in Obagi is present on the Internet, which our historical business structure cannot adequately serve.  We believe that our physician-dispensed channel currently serves only a fraction of the total potential patient population.  Having an e-Commerce platform will enable us to capitalize on the interest in our products by directing consumers to one place to learn about and purchase our products, capture a portion of this new business for our physician customers and serve a larger population of potential patients.  However, we cannot assure you that our e-Commerce platform will actually expand our base of end-users or result in the growth of our business.  Moreover, the creation and maintenance of an e-Commerce platform will require a significant investment in capital and other resources and may divert the attention of our management and other key employees from the operation of our core business, which could materially and adversely impact our business and results of operations beginning in 2012.

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

Based on a 2011 study by Kline & Co., we are the leading skin health company in the physician-dispensed channel, with an estimated 30.1% market share, nearly two times the market share of the next largest competitor.  As of December 31, 2011, we had approximately 6,600 active accounts in the United States.  Each account has at least one licensed physician on-site and we estimate that there are over 12,500 physicians in total practicing under these active accounts.  This includes physicians on-site at a small but growing number of medical spas.

The U.S. market accounted for 83% and 84% of our net sales for the years ended December 31, 2011 and 2010, respectively.  As of December 31, 2011, we had 141 sales, marketing and education specialists, including 106 dedicated sales representatives and managers.  We believe that we have sufficient sales representation to enable us to effectively target the plastic surgeons, dermatologists and aesthetic skin care physicians who dispense skin care products in the United States.  In addition to effective systems, we also offer turn-key practice building programs and patient events that help these physicians grow their practices.  These resources help physicians improve their recurring patient visits and revenue streams.

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

International

International markets accounted for 17% and 16% of our net sales for the years ended December 31, 2011 and 2010, respectively.  We address international markets through 18 international distribution partners that have sales and marketing activities in approximately 43 countries outside of the United States, and three trademark and know-how license agreements for the retail drug store channel in Japan.  We target distribution partners who are capable and willing to mirror our sales and distribution model in the United States and who have an established business and reputation with physicians.  The products that we sell internationally are generally the same formulations as those sold in the United States; however, in some instances, formulations have been modified to comply with the regulatory requirements of certain countries.

These distributors use a model similar to our business model in the United States, addressing their territories through direct sales representatives who sell to physicians, or through alternative distribution channels, depending on regulatory requirements and industry practices.  The sale of skin health and restoration products through physician offices is not as widely established internationally as it is in the United States.  For example, some of our more successful international distribution partners include our partners in Europe, Southeast Asia, the Middle East and North

America (excluding the United States).  In many of these territories, our partners utilize Obagi-branded medical centers to employ trained physicians for patient sales, as well as a training center to provide product and sales training to regional physicians and their staff.  In addition, some of our distribution partners, such as our distributors in Mexico and Canada, leverage their existing complementary product offerings to gain rapid account penetration for Obagi Systems in their territories.  International sales are diversified, and our largest individual medical channel distribution partner purchased approximately $2.3 million of products from us during the year ended December 31, 2011.

We intend to continue expanding our international presence by entering into strategic relationships in key locations such as Asia and Europe.  We believe that there is potential for significant sales growth of our products in international markets due to cultural emphasis on overall skin health and appearance, and the continued development and acceptance of surgical and non-surgical cosmetic procedures throughout many countries of the world.  In 2012, we intend to invest in efforts to assess international market opportunities and to review and optimize our current international markets.

Licensing

In areas where the physician-dispensed skin care channel is underdeveloped, we look for alternative models to build a presence and brand awareness for our products.  For example, in Japan we have pursued two separate distribution channels for our brand and product concepts.  In 2002, we launched our first formal long-term relationship in Japan by entering into a trademark and know-how license agreement with Rohto Pharmaceutical Co., Ltd. (“Rohto”) to market and sell our Obagi-developed products in Japan.  Rohto is a Japanese pharmaceutical manufacturer and distributor.  Under our current agreement, Rohto is licensed to manufacture and sell a series of OTC products developed by it under the Obagi brand name, as well as Obagi-C products, in the Japanese drug store channel, for which it pays us a license fee.  Rohto’s Obagi branded products achieved retail annual sales of over $75.0 million in 2011 through approximately 6,300 high-end drug and variety stores.  In 2008, we expanded that relationship to provide for collaboration on the development of new products and to pursue the higher end department store channel in Japan.  In addition, at the end of 2008 we entered into a License Distribution Agreement with Rohto for sales of products using our bi-mineral complex technology, for which we receive royalty payments on net sales.   Our strategic partner in Japan has engaged in aggressive direct-to-consumer advertising, which we believe has raised consumer demand in Japan, creating greater brand awareness in the physician channel to the benefit of our core prescription lines.  During the year ended December 31, 2011, our distribution channel in Japan generated approximately $4.4 million in license fees.

We will continue to look for credible partners to address new geographies, and to evaluate alternative channel opportunities in Japan and other countries to drive brand awareness and accelerate overall market penetration.

Manufacturing

We believe our manufacturing processes provide us with a competitive advantage, which we have developed through years of experience formulating skin care products.  We maintain manufacturing scalability and flexibility by maintaining manufacturing with several qualified independent third-party contract manufacturers. Our main contract manufacturers during 2011 included Arizona Natural Resources, Inc., Bay Cities Container Corporation, Denison Pharmaceuticals Inc., Ei, Inc., PureTek Corporation and Swiss-American Products Inc., and we continue to explore and establish relationships with additional third-party manufacturers.  However, we do not have long-term contracts with most of these parties.  For all of our proprietary product concepts, we believe we own the related manufacturing processes, methods and formulations.

We use FDA-compliant manufacturers who specialize in the manufacture of prescription and OTC pharmaceutical and/or cosmetic products.  These parties manufacture products pursuant to our specifications.  All of these manufacturers are required by law and by our manufacturing standards to comply with current Good Manufacturing Practice (“cGMP”).  We pre-qualify and continually monitor our manufacturers for quality and compliance.  We also require documentation of compliance and quality from those manufacturers for whom we act as representative in connection with the promotion and sale of their products.  For most of our key products, we have two or more qualified manufacturers.  Although certain products, including some of our sun protection products, are currently supplied by a single source, we intend to qualify additional manufacturers for such products.

        In addition, while physicians can and in many cases do write a prescription to be filled by a pharmacy for tretinoin for use in conjunction with our Obagi Nu-Derm and Condition & Enhance Systems or for metronidazole for use in conjunction with our Rosaclear System, we also purchase such products directly from third parties in order to provide physicians the option of dispensing these products directly from the office along with Obagi products.  These products are currently purchased under exclusive product supply agreements with two manufacturers of tretinoin and one manufacturer of metronidazole that expire in 2014, 2014 and 2015, respectively.  While there are several other manufacturers of generic tretinoin and metronidazole, the termination of those agreements or any loss of services under those agreements could be difficult for us to replace.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights.  Our policy is to seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business.  In connection with developing new products and product applications, we have filed, or have obtained an exclusive license to, 30 U.S. provisional and non-provisional patent applications since 2004.  We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

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

Certain Material Agreements

Obagi Agreements
       Avon.Under a license agreement with Avon, dated June 26, 2003, we have an exclusive worldwide license to manufacture and sell skin care products containing an ascorbic acid component directly to physicians and medical spas.  Under the terms of the agreement, we also have a non-exclusive license to manufacture and sell such products directly to drug stores outside of the United States.  We paid Avon a non-refundable license issue fee.  Additionally, we pay a non-refundable annual renewal fee.  The original term of the agreement expired in 2006 and we have continued to annually renew the agreement each year since that time.  Our annual option to renew the agreement survives until the last of the licensed patents expires on September 10, 2018.  Each party, at its option, may terminate the agreement upon prior written notice in the case of default in the performance of any obligation under the agreement by the other party and failure to take action to cure such a default within a specified period.  If we become bankrupt or insolvent, or file a petition for bankruptcy, or if our business is placed in the hands of a receiver, assignee or trustee from which we cannot extract ourselves within 120 days, or if we are liquidated or substantially all of our assets or shares are sold, exchanged or transferred, or in the event of a merger or consolidation to which we are a party and to which Avon reasonably objects, the agreement shall immediately terminate without notice.

        DDN.On July 1, 2009, we entered into a services agreement with DDN/Obergfel LLC (“DDN”) under which DDN has agreed to serve as our exclusive third-party logistics provider for Obagi products sold or distributed in states east of the Mississippi in the United States.  Under the agreement, DDN has agreed to receive, warehouse and ship on our behalf any Obagi products sold in such territories and to provide standard order fulfillment and other shipping information related to those products.  In return, we have agreed to pay DDN specified warehousing and distribution fees and, if we do not meet certain minimum billing requirements, an additional management fee.  We have also agreed to pay specified additional fees for certain order adjustments, processing and handling of returned goods, access to DDN’s information systems and account management services.  The agreement has an initial term of 36 months, and will automatically renew for successive 12-month terms unless written notice is provided by either party a specified period of time before the end of the current term.  Each party has the right to terminate the agreement upon prior written notice in the case of a breach of the agreement by the other party and failure to cure such a breach within a specified period.  In addition, we may terminate the agreement at any time upon prior written notice to DDN and payment of an early termination fee.  In the event that DDN raises its fee rates more than a certain amount, then we may terminate the agreement without payment of any early termination fee upon written notice to DDN provided within a specified period after receiving notice of the fee rate adjustment.

        Jose Ramirez and JR.Pursuant to a consultant services and confidentiality agreement with Jose Ramirez and JR (the “JR Agreement”), we hired JR to perform research and development activities including product formulation, product development and regulatory work, as detailed in various statements of work.  We agreed to pay JR a minimum annual fee of $0.1 million per year for five years, commencing on January 1, 2005, plus reasonable and customary expenses incurred at our request, in connection with the provision of such services.  We paid consulting fees and expenses totaling $0.9 million and $1.6 million under the agreement for the years ended December 31, 2010 and 2009, respectively.

We had a right of first refusal for the exclusive license of any and all of JR’s inventions that he introduced to us related to skin healthcare that were developed or reduced to practice by JR during the term of the agreement, subject to certain exceptions.  In the event that we exercised this right and obtained such an exclusive license, we agreed to pay a tiered royalty to JR.  We are entitled, however, to credit against such royalty payments a portion of the expenses we have incurred to develop and commercialize any product subject to the exclusive license.  We paid JR an aggregate of approximately $0.4 million, $0.4 million and $0.3 million in royalty fees under the agreement for the years ended December 31, 2011, 2010 and 2009, respectively.  To the extent that we sublicense any of our rights under an exclusive license in exchange for only a license fee, we have agreed to pay JR a portion of any such license fee that we receive, subject to an annual cap and to our ability to credit against any amounts due to JR a portion of the research and development expenses we incurred in connection with the sublicense.  Any such sublicense would be subject to JR’s prior approval, which approval may not be unreasonably withheld.  We have negotiated a separate royalty arrangement for sales of our bi-mineral complex with Rohto.  Pursuant to our arrangement with Rohto, in December 2008, we amended the JR Agreement to modify the royalty rates paid to JR based on Rohto's sales of products containing the bi-mineral technology.

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

        Rohto.On September 13, 2002, we entered into a strategic licensing agreement with Rohto, a Japanese pharmaceutical manufacturer and distributor.  Under the agreement, Rohto is licensed to manufacture and sell a series of OTC products developed by it under the Obagi brand name, as well as Obagi-C products, in the Japanese drug and variety store channels and we receive a royalty based upon sales of Obagi branded products in Japan by Rohto.

On December 4, 2008, we entered into an amendment (the “Rohto Amendment”) to the original agreement with Rohto.  The Rohto Amendment extends the term of agreement to December 4, 2017 and permits extension of the Territory (as defined in the agreement) to areas outside Japan, subject to separate written agreement(s).  The Channel (as defined in the agreement) has been expanded to include department stores if certain conditions are met.  To date, these conditions have not been met.  Rohto and Obagi have also agreed to work together to up-brand the Obagi products sold in the various channels and work cooperatively on messaging, branding and product imaging.  Under the Rohto Amendment, Obagi has also agreed to provide an exclusive royalty-bearing license to sell and/or manufacture certain products developed by Obagi, Rohto or jointly developed by Obagi and Rohto.

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

        Triax.Under a product supply agreement with Triax Pharmaceuticals, LLC (“Triax”), originally entered into on December 8, 2005 and subsequently amended and restated on August 24, 2009, we have exclusive rights to sell certain tretinoin products in 0.1%, 0.05% and 0.025% concentrations and, at our request, any other concentrations for which Triax receives abbreviated new drug application (“ANDA”) approvals from the FDA, in the physician-dispensed skin care channel in the United States (including all territories of the United States).  In addition, we have rights to sell such products on a non-exclusive basis outside of the United States.  If we do not purchase a minimum number of units of products each year in any combination of concentrations, we will lose our exclusive selling rights in the United States.  During the years ended December 31, 2011 and 2010, we met the minimum purchase requirements.  Under the terms of the agreement, we are required to pay Triax a fixed price for the products, subject to volume discounts we may receive if we purchase a certain volume of products and those products are sold to our customers within a specified period of time.  These volume discounts are based on calendar year performance and applied to cumulative quarterly purchases.  The initial term of the amended and restated agreement is five years, with an automatic renewal for a successive five-year term unless written notice is provided by either party at least 12 months before the end of the current term.  Each party has the right to terminate the agreement upon prior written notice in the case of material breach and failure to take action to cure such a breach within a specified period.  Each party also has the option to terminate the agreement by written notice if the other party ceases to carry on its business or becomes the subject of any proceeding under state or federal law for the relief of debtors or otherwise becomes insolvent, bankrupt or makes an assignment for the benefit of creditors, or upon the appointment of a receiver for the other party or the reorganization of the other party for the benefit of creditors.

OPO Agreements

        e-Commerce.  On March 6, 2012, OPO, Inc., our wholly-owned subsidiary established in January 2012, (which will be run as a stand-alone entity that will conduct our online pharmacy fulfillment operations), (“OPO”), entered into a Software License, Development and Services Agreement (the “License Agreement”) with Koogly, LLC (“Koogly”).  Under the License Agreement, Koogly will develop, install, maintain and host software for OPO that will enable end users to acquire our products through the Obagi website, assist end users in obtaining prescriptions from their physicians for any of our prescription-based products, allow us to track and manage online orders and provide warehouse management functionality.  Koogly granted a license to OPO to use the software, which license will become perpetual and irrevocable upon payment by OPO to PMC of a one-time license fee of $1.4 million.  In addition, OPO has agreed to pay Koogly a royalty on net sales of Obagi products that are sold through the Obagi website during the term of the License Agreement.  The term of the License Agreement is seven years.  Thereafter, the License Agreement may be renewed upon mutual agreement of Koogly and OPO.  Either party has the right to terminate the License Agreement upon prior written notice in the case of a breach of the agreement by the other party and failure to cure such breach within a specified period.  In addition, OPO may terminate the License Agreement if Koogly has not delivered the software within 12 months or, if once delivered and used in a commercial environment, the software is unavailable for five consecutive days.

In conjunction with the execution of the License Agreement, on March 6, 2012, OPO entered into a Supply and Distribution Agreement (the “Distribution Agreement”) with Bella Brands, LLC, an affiliate of Koogly (“Bella”).  Under the Distribution Agreement, OPO has appointed Bella as an authorized distributor of Obagi products solely through its www.bellarx.com website and solely to end users in the United States.  Bella’s website will be dedicated only to the sale of Obagi products and to assisting end users who do not yet have a prescription for Obagi products in obtaining such a prescription.  The term of the Distribution Agreement is also seven years.  Thereafter, the Distribution Agreement may be renewed upon mutual agreement of Bella and OPO.  Either party has the right to terminate the License Agreement upon prior written notice in the case of a breach of the agreement by the other party and failure to cure such breach within a specified period.  In addition, OPO may terminate the Distribution Agreement upon termination of the License Agreement.

Both Koogly and Bella are affiliates of Phoenix Capital Management, LLC and PCM Venture I, LLC, which owns the website www.kwikmed.com.

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

We believe our direct competitors in the physician-dispensed skin care channel include various products from SkinCeuticals, a division of L’Oreal S.A., SkinMedica, Inc., Kinerase from Valeant Pharmaceuticals International, Allergan, Inc., Vitamin C and various products from IS Clinical, Neova from PhotoMedex, Inc. and Jan Marini.

We believe our indirect competitors that generally sell skin care products directly to consumers consist primarily of large cosmetic companies, including, but not limited to BioMedic from La-Roche Posay, Dermalogica, The Estee Lauder Companies Inc., Helene Curtis Industries, Inc., L’Oreal S.A., Matrix Essentials, Inc., a division of L’Oreal, Procter & Gamble Company, Neutrogena, a division of Johnson & Johnson, Revlon, Inc. and Unilever N.V.

Our acne products compete with Triaz from Medicis Pharmaceutical Corporation, Benzaclin from Valeant Pharmaceuticals International, Inc., Brevoxyl and Duac from Stiefel, a GSK company, and Benzac from Galderma Laboratories, L.P.  Our acne products also indirectly compete with OTC anti-acne products.

Our elasticity products have demonstrated clinical evidence of aiding the restoration of elasticity and mature elastin in aged skin.  We currently know of no other products that have clinical evidence to support this claim.  However, there are several products that claim to enhance elastin.

Our products also compete with current and future medical devices, such as lasers, which are or will be positioned for a variety of skin enhancements such as facial rejuvenation, dermal thickening, acne and other uses.  Competitors in this market include Syneron Medical Ltd., CoolTouch Corporation, Cutera, Inc., Cynosure, Inc., Lumenis Ltd., Reliant Technologies, Inc. and Solta Medical, Inc.  However, we believe, when used as a pre/post treatment, our Obagi Systems are complementary to many of these procedures.

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

FDA regulation of drug products

The FDCA defines drugs as products intended to cure, mitigate, treat or prevent a disease or to affect the structure or any function of the human body.  Drug products are subject to more comprehensive safety and efficacy requirements of the FDCA and its implementing regulations.  In general, products falling within the FDCA’s definition of “new drugs” require pre-marketing review and approval by the FDA.  Products falling within the FDCA’s definition of “drugs” that are not “new drugs” because they are generally recognized as “safe and effective” for the indication for which they are being marketed and have been used to a material extent and for a material time under those conditions generally do not require pre-market review and approval from the FDA.  In addition, certain other drugs that have been in existence for a specified period of time are not currently subject to FDA pre-market review and approval.  The official legal status of many of these drug products has often not been determined or finalized. Others are marketed under the FDA's regulatory discretion. The FDA has established enforcement priorities for determining when the agency will take enforcement action against marketed unapproved drugs.  This enforcement policy is set forth in FDA Compliance Policy Guide (“CPG”) entitled “Marketed New Drugs Without Approved New Drug Applications.” The CPG, however, does not confer any legal authority to market an unapproved drug.  The FDA has reserved the right to take enforcement action (e.g. seizure, injunction or criminal prosecution) against any marketed unapproved drug at any time.  Additionally, marketed unapproved drugs are subject to compliance with FDA regulations concerning manufacture, labeling, distribution, and recordkeeping for drug products.

Brief History of the Development of the FDCA

The original federal Pure Food and Drug Act was adopted in 1906 and prohibited the sale of adulterated or misbranded drugs, but did not require that drugs be approved by the FDA prior to marketing.  In 1938, Congress enacted the FDCA, which required that all “new drugs” be approved for safety through a New Drug Application (“NDA”).  Drugs that were on the market prior to the enactment of the FDCA were exempt from “new drug” status under a grandfather clause, and did not require an NDA.  If a new drug was approved by the FDA between 1938 and

1962, the FDA generally allowed identical, related or similar (“IRS”) drugs to be marketed without independent approval on the grounds that the active ingredient(s) was generally recognized as safe.  In 1962, Congress amended the FDCA to require that all “new drugs” be demonstrated to be effective as well as safe to obtain FDA approval.  However, under a grandfather clause in the 1962 amendment, a drug was exempt from the effectiveness requirement if, before the amendment was enacted, it was: (i) used or sold commercially in the United States; (ii) not considered a “new drug;” and (iii) not covered by an effective application.

The Drug Efficacy Study Implementation (“DESI”) was a program begun by FDA in 1962 after the amendments to the FDCA were adopted.  The DESI program was intended to classify all pre-1962 drugs that were already on the market and approved based on safety only as either effective, ineffective, or needing further study.  The DESI program evaluated over 3,000 separate products and over 16,000 therapeutic claims.  By 1984, final action had been completed on 3,443 products; of these, 2,225 were found to be effective, 1,051 were found not effective, and 167 were pending.  The DESI program remains uncompleted because the FDA turned its regulatory priorities to more pressing regulatory matters, (the OTC Drug Review (the “OTC Review”) in the 1970's, the generic drug scandal in the late 1980's, the so-called drug lag in the 1990's, and the backlog in applications for generic drugs since the turn of the century with the need for increased inspections for raw material suppliers and applicants). The interactions of these mixed programs and priorities have created gray legal areas for drug products that have been marketed for decades in accordance with the FDA's CPG.

Drugs that did not have pre-1962 approvals or that were not IRS to drugs with pre-1962 approvals were not subject to DESI.  Some of these products are not formally exempt from the FDA pre-marketing “new drug” approval today, but are being marketed and sold based on being grandfathered or generally recognized as safe and effective subject to the enforcement priorities set forth in the CPG unless the FDA determines that a NDA must be filed or otherwise concludes that such product is not a new drug.

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

FDA Enforcement Discretion for Marketed Unapproved Drug Products

Products falling within the FDCA’s definition of “drugs” that are not “new drugs” because they are generally recognized as “safe and effective” for the indication for which they are being marketed or fall within the 1938 or 1962 grandfather clauses are not required to obtain pre-market review and approval from the FDA.

We market a number of products containing 4% hydroquinone (the “HQ Products”) that we believe are not “new drug” products subject to FDA pre-market approval and that are marketed subject to the enforcement priorities in the CPG.  The Obagi Nu-Derm Clear, Blender and Sunfader products and the Obagi-C Rx C-Clarifying Serum, C-Night

Therapy Cream and ELASTIderm Décolletage Skin Lightening Complex products contain the active ingredient hydroquinone at a 4% concentration and are marketed as prescription drugs.  These HQ Products must be administered under the supervision of a physician but are not currently subject to prior FDA approval when formulated and labeled in accordance with guidelines for prescriber information under direction of a physician because we believe they do not fall within the statutory definition of a “new drug.”

Hydroquinone, as a skin bleaching agent has been subject to FDA regulation as an OTC drug in certain concentrations since the initiation of the OTC Review in the early 1970's.  The OTC Review was created to replicate the DESI Review by evaluating the safety and effectiveness of the data available for the active ingredients (drugs) in the hundreds of thousands of OTC drug products that were on the market.  Drugs that are subject to the OTC Review are and have been in a regulatory safe harbor for the uses covered by that multi-step process pending completion of the monograph applicable to the intended use under the OTC Review and the CPG.

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

There are several more steps to the nomination process before the studies will commence, and the studies themselves can take two years or more to complete.  The FDA has noted that, in the interim, it believes that hydroquinone at concentrations of 2% or less should remain available as an OTC drug product.  At the conclusion of the NTP studies, if the FDA does change the status of hydroquinone products to require a NDA, and if the FDA does not allow us to continue to market our products while we attempt to comply with such new requirement as imposed, or if the FDA does not approve a NDA filed by us or a third party for hydroquinone products, then we will no longer be able to market our Obagi Nu-Derm, Obagi-C Rx and Décolletage Systems containing 4% hydroquinone.  Additionally, we cannot rule out the possibility that the FDA could take enforcement action against our HQ Products prior to the completion of the NTP studies.  FDA approval of a hydroquinone product under a NDA filed by another party would make our HQ Products an “enforcement priority” under the CPG, thus increasing the risk that we will be required to exit the market.  Furthermore, if the NTP studies conclude that hydroquinone is a carcinogen, we may be required to cease sales of all our products that contain hydroquinone.  Should one of our contract manufacturers or any of its ingredient suppliers develop cGMP issues, our products would also become an enforcement priority subject to potential immediate action under the CPG.  Furthermore, the actions that were taken by the State of California and previously by the State of Texas related to our HQ Products could cause the FDA to investigate or reconsider the regulatory status of these products and should it do so, it may require us to obtain a NDA for such products and could require us to withdraw such products from the market pending such approval.  See “Risk Factors - Risks Related to Regulatory Matters,” in Part I, Item 1A of this Report.

Federal and State Regulation of Advertising and Promotion

The FDA and the various states regulate the advertisement of prescription drug products.  The FTC, Fair Packaging and Labeling Act, and state authorities regulate the advertising of OTC drugs and cosmetics, as well as exercise general authority to prevent unfair or deceptive trade practices.

       Texas.  In November 2009, we received a letter from the Texas Department of State Health Services (the “Agency”) regarding our alleged distribution in Texas of misbranded and adulterated new drugs and, specifically, referencing certain retail businesses in Texas that were selling our products containing prescription drugs over the Internet.  Prior to this time, the Agency had detained products from three of our customers that sold products on the

Internet based on a complaint from a third party.  In its letter, the Agency alleged that we were distributing unapproved drug articles to these establishments in violation of certain Texas statutes.  We submitted our response to the Agency in January 2010 indicating why we believed we were in compliance with the Texas statutes.  In May 2010, the Agency sent us a letter indicating that it did not agree with the arguments set forth in our January 2010 letter.  In June 2010, we had an in-person meeting with officials from the Agency to further discuss its concerns.  In August 2010, we submitted additional written information to the Agency in response to the topics discussed and additional information requested by the Agency at the June meeting.  From that time until April 2011, the Agency did not have any further communication with us.  In March 2011, the Agency, in response to what we then understood was a new complaint, detained our HQ Products from one of our customers as being unapproved new drugs and further cited this customer for dispensing prescription drugs without a pharmacy license in violation of various Texas statutes.  Despite repeated requests, neither the Agency nor the Texas Attorney General (the “AG”) has been able to identify or provide us with any additional complaints.  In early April 2011, the Agency detained products from several more of our customers citing similar violations.  Shortly thereafter, we attempted to contact the Agency to ascertain what the issues were that prompted the actions taken by the Agency against these customers.  The Agency indicated to us that it had referred the matter to the AG for enforcement action.  In late April 2011, we met with the Agency and the AG at which time the AG stated it viewed us to be in violation of the Texas Food, Drug and Cosmetic Act and the Texas Deceptive Trade Practices Act arising from the sale in Texas of our HQ Products, which the state believed to be an unapproved new drug.  In July 2011, the AG reiterated its position, as noted above, to us in a letter.  On July 18, 2011, our counsel met with the AG to continue discussions regarding an amicable settlement of this matter.  In August 2011, the AG sent a letter following up on certain aspects of the July 2011 meeting.

By letter dated February 29, 2012, the Agency notified the AG that it would be closing its pending investigation and enforcement action against us relating to our promotion, sales and distribution of HQ Products in Texas effective that date and withdrew its April 13, 2011 referral of the matter to the AG.  The Agency based its decision on: (i) a directive that the Agency set priorities for enforcement and allocate its resources and concentrate its efforts on cases that represent the greatest risk to public health and safety; (ii) a FDA Q&A document issued in 2010 wherein the FDA acknowledged the potential medical benefits of hydroquinone-containing products for a certain medical condition, the uncertainty of public health risks associated with the ingredient and its intent to conduct long-term studies through the NTP; and (iii) its acknowledgement of the relevance of the FDA’s CPG policy statement that the FDA has been using to guide its staff and industry concerning the FDA’s enforcement priorities for unapproved drug products.  The Agency also noted that it did not have sufficient evidence to conclude that there is an immediate risk to public health and safety from the topical use of products containing hydroquinone.  No monetary penalties or other administrative fees were levied against us as the result of the Agency’s investigation and no lawsuit was ever filed by the AG against us.  Beginning in April 2011, we voluntarily ceased selling any HQ Products into the state of Texas.  In addition, we implemented a plan that enabled our customers in Texas to return any of these products (that had not otherwise been detained) currently in their possession in exchange for a credit or refund.  Now that the investigation has been completed and the complaint withdrawn, we will evaluate the appropriate time for re-introducing our HQ Products into Texas.

California.  In February 2012 we received a Subpoena to Answer Interrogatories and Produce Documents from the Attorney General of the State of California (the “CAG”) in connection with an investigation of our business practices.  The subpoena seeks information and documents relating to our belief that our HQ Products are not new drugs that require pre-market review and marketing approval by the FDA.  The subpoena also requests information and documents concerning the methods by which we promote, market and sell our HQ Products, the identities of persons who dispense our HQ Products in California, the amount of HQ Products we sell in California, complaints we have received and adverse event reports concerning our HQ Products, communications to and from the FDA regarding the safety and effectiveness of our HQ Products, and certain other information regarding our HQ Products.

We have had discussions with the CAG's office in an attempt to better understand the concerns of the CAG’s investigation.  We expect to continue to have discussions with the CAG’s office and to cooperate fully with the CAG’s investigation.

Certain of our HQ Products have been continuously promoted, sold and distributed in the United States for more than 20 years.  To date, the side effects that have been reported for our HQ Products are redness, mild to moderate irritation and/or excessive flaking or sloughing of the outer layers of the treated skin.  These side effects generally resolve after the first 10 days of use, or in cases with certain sensitive individuals, in a few days upon discontinuance of use.

We believe our HQ Products are not “new drug” products subject to FDA pre-market approval because they are generally recognized as safe and effective and therefore are commercialized under the FDA’s regulatory discretion pursuant to the CPG.

Additionally, our HQ Products are considered DESI II products which are defined as products that are considered to be drugs that require physician prescription, have not been the subject of a New Drug Application filed with the FDA and have not been through the FDA’s Drug Efficacy Study Implementation program.  If a DESI II drug meets certain requirements, which we believe our HQ Products meet, the FDA will generally defer enforcement action, provided that such drug product does not present a safety problem or trigger one of the CPG’s enforcement priorities.

Other Matters.  In addition to FDA restrictions on marketing of prescription products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years.  These laws include anti-kickback statutes and false claims statutes.  The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs.  This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other.  Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs.  Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

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

FDA Regulation of Our Products and Product Candidates

The following table summarizes the current status of the active ingredients in, FDA pre-marketing approval (if any) required for, FDA regulatory category of, and launch date for, our material products and product candidates:

Product	Main Functioning or Active Ingredients(1)	FDA Pre-Marketing Approval Required	Product Status(2)	Date Launched
Obagi Nu-Derm Gentle Cleanser(3)	Mild Cleansers	No	Cosmetic	1988
Obagi Nu-Derm Foaming Gel(3)	Mild Cleansers	No	Cosmetic	1988
Obagi Nu-Derm Toner(3)	Hamamelis Virginiana (Witch Hazel) Distillate	No	Cosmetic	1988
Obagi Nu-Derm Clear(3)	Hydroquinone 4%	No	DESI II	1988
Obagi Nu-Derm Exfoderm(3)	Phytic Acid	No	Cosmetic	1988
Obagi Nu-Derm Exfoderm Forte(3)	Glycolic Acid, Lactic Acid	No	Cosmetic	1988
Obagi Nu-Derm Blender(3)	Hydroquinone 4%	No	DESI II	1988
Obagi Nu-Derm Sun Block SPF 32(3)	Zinc Oxide 18.5%	No	OTC	2004
Obagi Nu-Derm HSP SPF 35(3)	Octyl Methoxycinnamate 7.5%, Zinc Oxide 9.0%	No	OTC	2002
Obagi Nu-Derm Sun Shield SPF 50(3)	10.5% zinc oxide and 7.5% octinoxate	No	OTC	2011
Obagi Nu-Derm Sunfader	Hydroquinone 4% Octyl Methoxycinnamate 7.5%, Oxybenzone 5.5%	No	DESI II/OTC	1984
Obagi Nu-Derm Skin Balancing Toner	Hamamelis Virginiana (Witch Hazel) Distillate	No	Cosmetic	2009
Obagi Nu-Derm Blend Fx	Arbutin	No	Cosmetic	2009
Obagi Nu-Derm Clear Fx	Arbutin	No	Cosmetic	2009
Obagi Nu-Derm Eye Cream	Mild Moisturizers	No	Cosmetic	1984
Obagi Nu-Derm Tolereen	Hydrocortisone 0.5%	No	OTC	1988
Obagi Nu-Derm Action	Moisturizer	No	Cosmetic	1988
Obagi-C Rx C-Cleansing Gel	Mild Cleansers	No	Cosmetic	2004
Obagi-C Rx C-Exfoliating Day Lotion	Glycolic Acid	No	Cosmetic	2004
Obagi-C Rx C-Clarifying Serum	Hydroquinone 4%	No	DESI II	2004
Obagi-C Rx C-Therapy Night Cream	Hydroquinone 4%	No	DESI II	2004
Obagi-C Rx C-Sunguard SPF 30	Octyl Methoxycinnamate 7.5%, Zinc Oxide 9.0%	No	OTC	2004
Obagi-C Rx System C-Balancing Toner	Hamamelis Virginiana (Witch Hazel) Distillate	No	Cosmetic	2010
Obagi-C Rx System C-Clarifying Serum Normal to Oily skin	Hydroquinone 4%	No	DESI II	2009
Obagi Professional-C Serum	L Ascorbic Acid (Vitamin C) 5% to 20% concentrations	No	Cosmetic	2005
Obagi Tretinoin(4)	Tretinoin 0.025%, 0.05%, and 0.1%	Yes	ANDA	2006
Refissa Tretinoin	Tretinoin 0.05%	Yes	ANDA	2009

Product	Main Functioning or Active Ingredients(1)	FDA Pre-Marketing Approval Required	Product Status(2)	Date Launched
Obagi CLENZIderm M.D. Daily Care Foaming Cleanser	Salicylic Acid 2%	No	OTC	2007
Obagi CLENZIderm M.D. Pore Therapy	Salicylic Acid 2%	No	OTC	2007
Obagi CLENZIderm M.D. Therapeutic Lotion	Benzoyl Peroxide 5%	No	OTC	2007
Obagi CLENZIderm M.D. Therapeutic Moisturizer	Glyceryn 20% Dimethieme 1%	No	OTC	2007
Obagi CLENZIderm M.D. Daily Care Cream Cleanser	Mild Cleansers	No	Cosmetic	2007
Obagi ELASTIderm Eye Cream	Mineral complexes	No	Cosmetic	2006
Obagi ELASTIderm Eye Gel	Mineral complexes	No	Cosmetic	2007
Obagi ELASTIderm Complete Complex Serum	Mineral complexes	No	Cosmetic	2012
Obagi ELASTILash Eyelash Solution	Peptide	No	Cosmetic	2010
Obagi ELASTIderm Décolletage Fx Wrinkle Reducing lotion	Mineral complexes	No	Cosmetic	2009
Obagi ELASTIderm Décolletage Fx Skin Lightening Complex	Arbutin	No	Cosmetic	2009
Obagi Décolletage Chest and Neck Skin Lightening Complex	Hydroquinone 4%	No	DESI II	2008
Obagi Décolletage Chest and Neck Wrinkle Reducing Lotion	Mineral complexes	No	Cosmetic	2008
Obagi Rosaclear Metronidazole(5)	Metronidazole Topical Gel USP, 0.75%	Yes	ANDA	2009
Obagi Rosaclear Hydrating Complexion Corrector	Titanium Dioxide	No	Cosmetic	2009
Obagi Rosaclear Gentle Cleanser	Mild Cleansers	No	Cosmetic	2009
Obagi Rosaclear Skin Balancing Sun Protection SPF 30	Zinc Oxide 15.5%, Titanium Dioxide 2.0%	No	OTC	2009
Blue Peel RADIANCE	Salicylic acid	No	Cosmetic	2011

(1)  By definition, products classified as cosmetics do not have active ingredients.  For cosmetics, the main functioning ingredient is listed.

(2)  Product Status Definitions: OTC, or over-the-counter, products are defined as products that are considered drugs by the FDA, but that do not require physician prescription or oversight in order to be used safely and effectively by a layperson.

DESI II products are defined as products that are considered drugs that require physician prescription, that have not been the subject of a NDA and that have not been through the DESI process.  A company that first introduced a non-preapproved drug product that was on the market prior to November 13, 1984 must ensure that its basic features are the same as that used for a product that was on the market prior to November 13, 1984.  If so, the FDA will generally defer enforcement action, provided that it does not present a safety problem or trigger one of the CPG’s enforcement priorities; each of our products are the chemical equivalent to a product first introduced in 1969 and is not the subject of any CPG enforcement priorities.

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

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid.  Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn are used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product.  In addition, certain marketing practices, including off-label promotion, may also violate false claims laws.  The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs or, in several states, apply regardless of the payer.

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

Employees

As of December 31, 2011, we had 199 employees.  Our employees include 141 in sales and marketing, 26 in product development, manufacturing and distribution and 32 in administrative functions.  Our employees are all non-unionized, and we believe our relations with our employees are good.

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

As widely reported, the global financial markets experienced extreme disruption in 2008 and the majority of 2009, including severely diminished liquidity and credit availability.  During the year ended December 31, 2009, we saw these unprecedented global economic conditions have a negative impact on our revenue growth performance.  Although we witnessed some modest signs of economic recovery in 2010 and 2011, it is unclear whether the economy will show sustained growth and/or stability.  Accordingly, we cannot assure you that the improvement in revenue growth that we experienced in 2010 and 2011 will be sustainable.  While adverse economic conditions have not materially impacted our financial position as of December 31, 2011 or liquidity for the year ended December 31, 2011, we cannot predict the timing, strength or duration of any economic recovery, and our financial condition could be negatively impacted in the future if the economy fails to sustain its recovery or if there are new events that contribute to additional deterioration in financial markets and major global economies.  The recent recession also resulted in increased downward pressure on stock prices generally, including our own, which is unrelated to financial performance.

Our revenues and financial results depend significantly on sales of our Obagi Nu-Derm System.  If we are unable to manufacture or sell the Nu-Derm System in sufficient quantities and in a timely manner, or maintain physician and/or patient acceptance of the Nu-Derm System, our business will be materially and adversely impacted.

To date, the majority of our revenues have resulted from sales of our principal product line, the Obagi Nu-Derm System and related products.  The Nu-Derm System and related products accounted for approximately 53%, 52% and 54% of our net sales for the years ended December 31, 2011, 2010 and 2009, respectively.  Although we currently offer other products such as Obagi-C Rx, Professional-C, ELASTIderm, CLENZIderm, Rosaclear, ELASTILash and Blue Peel RADIANCE, and we intend to introduce additional new products, we still expect sales of our Obagi Nu-Derm System and related products to account for a majority of our sales for the foreseeable future.  Because our business is highly dependent on our Obagi Nu-Derm System and related products, factors adversely affecting the pricing of, or demand for, these products could have a material and adverse effect on our business.  Sales of our Obagi Nu-Derm Systems also experience seasonality.  We believe this is due to variability in patient compliance that relates to several factors such as a tendency to travel and/or engage in other disruptive activities during the summer months.  Additionally, our commercial success depends in large part on our ability to sustain market acceptance of the Nu-Derm System.  If existing users of our products determine that our products do not satisfy their requirements, if our competitors develop a product that is perceived by patients or physicians to better satisfy their respective requirements, or if state or federal regulations or enforcement actions (such as the current activities in the state of Texas) prohibit further sales of the Nu-Derm System, individual products within the system, or any related products, sales of these products may decline, and our total net sales may correspondingly decline.  We cannot assure you that we will be able to continue to manufacture these products in commercial quantities at acceptable costs.  Our inability to do so would adversely affect our operating results and cause our business to suffer.

We are dependent on third parties to manufacture products for us.

We currently outsource all of our product manufacturing to third-party contract manufacturers.  Although we have received sufficient material from our manufacturers to meet our current needs, we do not have long-term contracts with most of these third parties.  We have two or more qualified manufacturers for some of our key products, however, certain products, including some of our sun protection products and products containing hydroquinone, are currently supplied by a single source.  In the event that such a sole source supplier or any of our other third-party manufacturers terminates its supply arrangement with us, experiences financial difficulties, encounters regulatory or quality assurance issues, or suffers any damage to its facilities, we may experience delays in securing sufficient amounts of our products, which could harm our business, reputation and relationships with customers.

In the event that any of our single source manufacturers experiences a disruption in supply of raw materials or components for our products that adversely affects its business, our product supply, sales operations and/or our ability to collect any outstanding receivables could be adversely affected.  During 2011, this occurred with one such manufacturer.   As of December 31, 2011, amounts due from this manufacturer were approximately $0.3 million.  If this or any other of our single source manufacturers experiences a significant disruption in supply it could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

The market for aesthetic and therapeutic skin health products is highly competitive and we expect the intensity of competition to increase in the future.  We also expect to encounter increased competition as we enter new markets and as we attempt to penetrate existing markets with new products.  We may not be able to compete effectively in these markets, may face significant pricing pressure from our competitors and may lose market share to our competitors.  Our principal competitors are large, well established companies in the fields of pharmaceuticals, cosmetics, medical devices and health care.  Our largest direct competitors generally include SkinCeuticals, a division of L’Oreal S.A., SkinMedica, Inc., Valeant Pharmaceuticals International, Allergan, Inc., IS Clinical, PhotoMedex, Inc. and Jan Marini.

Our indirect competitors, who generally sell skin care products directly to consumers, generally consist of large well known cosmetic companies, including but not limited to, La-Roche Posay, Dermalogica, The Estee Lauder Companies Inc., Helene Curtis Industries, Inc., L’Oreal S.A., Matrix Essentials, Inc., a division of L’Oreal S.A,

Procter & Gamble Company, Neutrogena, a division of Johnson & Johnson, Revlon, Inc. and Unilever N.V.  We also face competition from medical device companies offering products to physicians that are used to enhance the skin’s appearance.

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

Our new online pharmacy fulfillment strategy will require a significant investment in capital and other resources and we cannot assure you that it will be successfully implemented.

We have identified the elements necessary to establish a web-based fulfillment operation, including a nationwide online pharmacy.  We believe that having an e-Commerce platform will enable us to capitalize on the current interest in our products on the Internet by directing consumers to one place to learn about and purchase our products, capture a portion of this new business for our physician customers and serve a larger population of potential patients.  However, we cannot assure you that our e-Commerce platform will actually expand our base of end-users or result in the growth of our business.  Moreover, the creation and maintenance of an e-Commerce platform will require a significant investment in capital and other resources of between $9.0 million and $12.0 million in 2012 and may divert the attention of our management and other key employees from the operation of our core business, which could materially and adversely impact our business and results of operations.

To be successful, we will have to convince a substantial number of both physician customers and their patients to adopt this new distribution channel, and we cannot assure you that we will be able to achieve this. If we are unable to do so, we may not realize the return on our investment in this strategy that we currently anticipate. For instance, in the past we have invested significant capital and resources to enter into a new distribution channel that did not perform as expected.  In August 2008, we entered into the pharmacy channel for the first time with our SoluCLENZ Rx Gel, which was available by prescription only. However, after closely monitoring the progress of the launch and weekly sales data, we determined that distribution of a single prescription product through the pharmacy channel and the ongoing investment required to support that channel was cost prohibitive.  Accordingly, in April 2009 we exited the pharmacy channel. In connection with such exit, we recorded charges approximating $0.8 million and reserved approximately $0.4 in inventory during the year ended December 31, 2009.  If we are unable to successfully implement our online pharmacy fulfillment strategy, we may incur significant expenses without realizing a near-term or any financial return.

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

We are also developing new product lines by applying our Penetrating Therapeutics technology to new agents.  In addition, we have acquired rights to technologies described in certain patent applications relating to additional methods and formulations.  We continue to search for new products and technologies to improve the appearance and health of skin with a focus on tone and texture.    These development activities, as well as clinical studies, which must be completed before these products can be marketed and sold, will require significant commitments of personnel and financial resources.  We cannot assure you that we will be able to develop new products or technologies in a timely manner, or at all.  Delays in the development or testing processes will cause a corresponding delay in revenue generation from those products.  Regardless of whether such new products or technologies are ever released to the market, the expense of such processes, which may be considerable, will have already been incurred and we may not be able to recover such expenses.

We reevaluate our development efforts regularly to assess whether our efforts to develop a particular new product or technology are progressing at a rate that justifies our continued expenditures.  On the basis of these reevaluations, we have abandoned in the past, and may abandon in the future, our efforts on a particular product or technology.  If we fail to take any product or technology from the development stage to market on a timely basis or fail to gain successful market adoption of such product, we may incur significant expenses without a near-term or any financial return.

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

As of December 31, 2011, we had 199 employees.  Our success depends on our continued ability to attract, retain and motivate highly qualified management, business development, sales and marketing, product development and other personnel.  In the future we may not be able to recruit and retain qualified personnel, particularly for senior sales and marketing and research and product development positions due to intense competition for personnel among businesses like ours.  The failure to do so could have a significant negative impact on our future product sales and business results.  In addition, some options granted to employees have an option price greater than our current market price.  This may hinder our ability to retain qualified personnel.   Our success depends on the efforts and abilities of Albert Hummel, our President and Chief Executive Officer, Preston Romm, our Chief Financial Officer, and David Goldstein, our Executive Vice President of Global Sales and Field Marketing, as well as other members of our senior management team and our scientific and technical personnel.  We may not be able to retain the services of these individuals.  In addition, we do not have “key person” insurance policies on any of our executive officers that would compensate us for the loss of their services.  If we lose the services of one or more of these individuals, finding a replacement could be difficult, may take an extended period of time and could significantly impede the achievement of our business objectives.  This may have a material adverse effect on our results of operations and financial condition.

To grow, we will need to increase the size of our organization, and we may encounter difficulties managing our growth, which could adversely affect our results of operations.

If we are able to successfully develop additional products and extend the use of our current products and/or expand our existing distribution channels, we may experience growth in the number of our employees and the scope of our operations.  To the extent that we acquire and launch additional products, the resulting growth and expansion of our sales force will place a significant demand on our financial, managerial and operational resources.  Since many of the new products or systems we are working on may involve new technologies or entering new markets, we may not be able to accurately forecast the number of employees required and the timing of their hire or the associated costs.  The extent of any expansion we may experience will be driven largely by the success of our new products and systems and alternative distribution channels.  As a result, management’s ability to project the size of any such expansion and its cost to the company is limited by the following uncertainties: (i) we will not have previously sold any of the new products and technologies and the ultimate success of these new products and technologies is unknown; (ii) we will be entering new markets and/or distribution channels; and (iii) the costs associated with any expansion will be partially driven by factors that may not be fully in our control (e.g., timing of hire, market salary rates). Subject to these uncertainties, we believe that our current business plan may require us to hire between 25 and 35 new employees within the next 12 months at an incremental cost of between $2.0 million and $3.2 million.  Due to the uncertainty surrounding the timing of our strategic initiatives, new product lines or the stabilization of the global markets, our costs to hire significant numbers of new employees could be higher than anticipated.  Our success will also depend on the ability of our executive officers and senior management team to continue to implement and improve our operational, information management and financial control systems, and to expand, train and manage our employee base.  Our inability to manage growth effectively could cause our operating costs to grow even faster than we currently anticipate and adversely affect our results of operations.

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

In August 2006, the FDA issued a proposed rule that cites some evidence that hydroquinone may be a carcinogen, if orally administered, and may be related to a skin condition called ochronosis, which results in the darkening and thickening of the skin, and the appearance of small bumps and grayish-brown spots.  Hydroquinone is an active ingredient contained in our: (i) Obagi Clear, Obagi Blender and Obagi Sunfader products, which are part of our Nu-Derm and Condition & Enhance Systems; (ii) Obagi-C Rx C-Clarifying Serum and Obagi-C Rx C-Night Therapy Cream products, which are part of our Obagi-C Rx Systems; and (iii) Décolletage Skin Lightening Complex, which is in the ELASTIderm product family.  The FDA also concluded that it could not rule out the potential carcinogenic risk from topically applied hydroquinone.  In the proposed rule, the FDA recommended that additional studies be conducted to determine if there is a risk to humans from the use of hydroquinone.  The FDA nominated hydroquinone for further study by the NTP, and in December 2009 the NTP Board of Scientific Counselors approved the nomination.  As a result, the following three NTP studies will be conducted:

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

All of our products that contain hydroquinone are prescription drugs.  The FDA was considering regulating all hydroquinone products, including prescription hydroquinone products, as new drugs, and may conclude that the continued use of prescription hydroquinone products will require the submission and approval of a NDA.  It is our understanding that the FDA is not intending to take any action with respect to regulation of HQ products until the NTP studies have been conducted.  However, we cannot rule out possibility of the FDA taking action before the NTP studies are completed.  If, at the conclusion of the NTP studies, the FDA requires us to submit a NDA for our prescription HQ Products, we believe that the FDA may allow us to continue to market these products while we are preparing, submitting and waiting for approval of such NDA.  However, there can be no assurance that we will be able to continue to market our products during the NDA process, and we may be required to suspend marketing of our prescription HQ Products until such time as a NDA is approved.  In addition, we cannot assure you that any NDA we submit for our prescription HQ Products will be approved.  If we are required to suspend or cease marketing of our prescription HQ Products, our business would be materially adversely affected.

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

Our international sales currently depend upon the marketing efforts of and sales by certain distributors and licensees, particularly Rohto, a licensee of certain of our trademarks and products for the retail drug store channel in Japan, from whom we receive royalties that accounted for approximately 4% of our net sales for both of the years ended December 31, 2011 and 2010 and 5% and 4% of our gross margin for the years ended December 31, 2011 and 2010, respectively.  Because incremental costs associated with this agreement are minimal, a material decline in licensing revenues from or termination of this agreement would have a material adverse effect on our net income.  While no other international distribution or license partner accounted for more than 5% of our net sales for either of the years ended December 31, 2011 and 2010, our business is subject to certain risks inherent in international business, many of which are beyond our control.  These risks include:

•	adverse changes in tariff and trade protection measures;

•	unexpected changes or differences in foreign regulatory requirements;

•	potentially negative consequences from changes in tax laws;

•	the potential business failure of one or more of our distribution partners;

•	changing economic conditions in countries where our products are sold or manufactured;

•	exchange rate risks;

•	potential political unrest and hostilities;

•	potential natural disasters in countries where our products are sold;

•	differing degrees of protection for intellectual property; and

•	difficulties in coordinating foreign distribution.

Any of these factors could adversely affect our business, financial condition and results of operations.  We cannot assure you that we can successfully manage these risks or avoid their effects.

During 2010, we entered into discussions with a non-performing international distributor in an attempt to renegotiate its distribution agreement and develop a payment schedule for the distributor’s outstanding accounts receivable balance due to us related to sales in prior periods.  This distributor had notified us that it believed that we had violated certain provisions of the distribution agreement.  We believe such assertions were unfounded.  We terminated the agreement with that distributor in November 2010, as we were unable to reach an agreement with respect to these matters.  Due to the fact that we were unable to renegotiate the agreement, it is possible that either of the parties may institute litigation asserting various breach of contract claims.  We are currently negotiating a settlement agreement that will resolve all outstanding issues, although no assurance can be made that such settlement will be reached.  Although, as of December 31, 2011 we have written off the previously reserved inventory held by this distributor and the previously reserved outstanding receivables owed by this distributor, if legal action is commenced, we may incur material costs in prosecuting and potentially defending such action.

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

The Obagi Nu-Derm, Obagi Condition & Enhance, Obagi-C Rx and ELASTIderm Décolletage Systems contain HQ Products and are marketed in the United States without a FDA-approved marketing application subject to the enforcement priorities in the CPG.  We believe that these products are not currently subject to FDA pre-market approval because they are generally regarded as safe and effective.  In August 2006, the FDA issued a proposed rule that, if adopted in its current form, would establish that OTC skin bleaching drug products, such as hydroquinone, are not generally recognized as safe and effective and are misbranded, and could seek to require NDAs for new products using skin bleaching drug products, including prescription skin bleaching drug products.  The FDA had indicated that upon adoption of the final rule it intended to consider all skin bleaching drug products, whether currently marketed on a prescription or OTC basis, to be new drugs requiring an approved NDA for continued marketing.  In the proposed rule, the FDA recommended that additional studies be conducted to determine if there is a risk to humans from the use of hydroquinone.  The FDA nominated hydroquinone for further study by the NTP, and in December 2009 the NTP Board of Scientific Counselors approved the nomination.  As a result, the NTP will conduct further studies on hydroquinone.  However, there are several more steps to the nomination process before the studies will commence, and the studies themselves can take two years or more to complete.  The FDA has noted that, in the interim, it believes that hydroquinone at concentrations of 2% or less should remain available as an OTC drug product.  It is our understanding that the FDA is no longer evaluating this proposal and is not intending to take any action with respect to regulation of hydroquinone products until the NTP studies have been conducted.  However, should the FDA reverse this position prior to the completion of the NTP studies, or decide upon conclusion of the NTP studies that all skin bleaching products are new drugs requiring an approved NDA, we may be required to withdraw certain products in the Nu-Derm, Condition & Enhance, Obagi-C Rx and ELASTIderm Décolletage Systems until required clinical trials are performed and new drug approvals are obtained, in effect foreclosing us from selling these products.  If we are required to seek new drug approval for these products, our attention and resources will be dedicated to the process of obtaining new drug approval, which may be time-consuming and expensive.  In addition, we may not successfully obtain such approval or may be delayed in obtaining such approval if one of our competitors obtains approval and nonpatent exclusivity for the same uses for which we seek approval.  Other manufacturers of 4% prescription hydroquinone include, among others, SkinMedica, Inc., Taro Pharmaceuticals Inc., Valeant Pharmaceuticals, Inc. and Stiefel Laboratories, Inc.  If we are unable to obtain such approval we would be prohibited from selling the Nu-Derm, Condition & Enhance and Obagi-C Rx Systems and ELASTIderm Décolletage Skin Lightening Complex, which would have a material adverse impact on our business.

As discussed above, the August 2006 proposed rule cites some evidence that hydroquinone may be a carcinogen and may be related to ochronosis.  If the NTP studies conclude that hydroquinone is a carcinogen and the FDA determines that such potential health risks warrant a ban on the sale of hydroquinone products, such determinations would have a material adverse effect on our sale of the Nu-Derm, Condition & Enhance, Obagi-C Rx and ELASTIderm Décolletage Systems.  The FDA’s proposed rulemaking itself, and the concerns expressed therein relating to the use of hydroquinone, could have an adverse impact on the sales of these products.  Certain of our competitors are attempting to use the FDA’s proposed rulemaking to convince physicians and patients not to use our products containing hydroquinone.  To date, these marketing efforts by our competitors have not had a negative impact on our sales levels.  However, we cannot assure you that such marketing efforts will not have a negative impact on our sales levels in the future.

Finally, the contract manufacturers of our HQ Products are also subject to regulation by the FDA, especially for compliance with cGMPs. Should the FDA conclude that one of our contract manufacturers or any of its ingredient suppliers is not in compliance with cGMPs, it could allege that our HQ Products are adulterated under the FDCA and fall within one of the enforcement priorities of the CPG.  This would mean that our products could be subject to immediate FDA enforcement action for being an unapproved “new drug.”

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

Further, in February 2012 we received a Subpoena to Answer Interrogatories and Produce Documents from the CAG in connection with an investigation of our business practices. The subpoena seeks information and documents relating to our belief that our HQ Products are not new drugs that require pre-market review and marketing approval by the FDA.  The subpoena also requests information and documents concerning the methods by which we promote, market and sell our HQ Products, the identities of persons who dispense our HQ Products in California, the amount of HQ Products we sell in California, complaints we have received and adverse event reports concerning our HQ Products, communications to and from the FDA regarding the safety and effectiveness of our HQ Products, and certain other information regarding our HQ Products.

Although we are in discussions with the CAG on this matter, no resolution has been reached and based upon the information and documents requested by the CAG it is possible that the CAG could seek to limit or prohibit sales of our HQ Products in or from California or force us to change the methods by which we promote, market, sell and distribute our HQ Products in or from California.  During our fiscal years 2011 and 2010, approximately 40% and 43% , respectively, of our aggregate net sales came from sales of our HQ Products.  In the event the CAG takes actions that cause us to limit or cease our sales of our HQ Products in or from California or require us to materially change the methods by which we promote, market, sell and distribute our HQ Products in or from California, it would have a material adverse affect on our results of operations and financial condition.

It is possible that after any NTP studies are completed the FDA may conclude that we are required to file an NDA for our HQ Products.  Furthermore, there is no assurance that the FDA will not require an NDA filing prior to the completion of the NTP studies.  The FDA could allow us to continue to sell our HQ Products while we seek to obtain approval of our NDA.  However, the FDA could limit or prohibit sales of our HQ Products until such time as we obtain approval of our NDA.  If we are required to file an NDA for our HQ Products, we cannot provide assurance that we will be able to complete the testing required to submit the NDA, that we will be able to submit the NDA on a timely basis, if at all, or that we will be able to obtain FDA approval of our NDA.

       Furthermore, the current actions being taken by the State of California (and previously by the State of Texas) related to our HQ Products could cause the FDA or other states to investigate or reconsider the regulatory status of these products, and should the FDA do so, it may require us to obtain a NDA for such products and could require us to withdraw such products from the market pending such registration.

New regulations could prohibit physicians from dispensing our products directly.

In our primary market, the United States, we market our products and systems directly to physicians to dispense in their offices.  Most of the products and systems we sell are dispensed by physicians directly to their patients in their offices, although some patients choose to have prescriptions for tretinoin and metronidazole products filled by pharmacies instead of the treating physician in order to obtain insurance coverage for such products.  Although several of our systems contain HQ Products, our products are not currently available by prescription in the pharmacy.  In the event state regulations change to limit or prohibit the ability of physicians to dispense our products directly to patients in their offices or change to limit or prevent our ability to distribute products directly through physicians, patients may be unable to obtain many of our products, as they are not currently available in pharmacies.  In addition, several states have recently taken action against a number of our customers who also sell our products to patients over the Internet, questioning whether these practices are consistent with such states’ pharmacy licensure and physician dispensing rules.  An adverse outcome by any of these states against any of these customers may result in the inability of such customers (including other customers in the state) to continue selling our products over the internet or at all.

In February 2012 we received a Subpoena to Answer Interrogatories and Produce Documents from the CAG in connection with an investigation of our business practices. The subpoena seeks information and documents relating to our belief that our HQ Products are not new drugs that require pre-market review and marketing approval by the FDA.  The subpoena also requests information and documents concerning the methods by which we promote, market and sell our HQ Products, the identities of persons who dispense our HQ Products in California, the amount of HQ Products we sell in California, complaints we have received and adverse event reports concerning our HQ Products, communications to and from the FDA regarding the safety and effectiveness of our HQ Products, and certain other information regarding our HQ Products.

We have had discussions with the CAG’s office in an attempt to better understand the concerns of the CAG’s investigation.  We expect to continue to have discussions with the CAG’s office and to cooperate fully with the CAG’s investigation.

Although we are in discussions with the CAG on this matter, no resolution has been reached and based upon the information and documents requested by the CAG it is possible that the CAG could seek to limit or prohibit sales of our HQ Products in or from California or force us to change the methods by which we promote, market, sell and distribute our HQ Products in or from California.

If patients are unable to purchase our products directly from physicians or our customers are prohibited from selling our products in their current manner or at all in California or other states, it would have a material effect on our business and on both customers’ and patients’ ability to purchase HQ Products.

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

In January 2005, we entered into a Consulting Services and Confidentiality Agreement with JR, under which, among other things, we hired JR to perform research and development activities including product formulation, product development and regulatory work, as detailed in various statements of work.  The initial term of the JR Agreement was for five years; however, in April 2010, we reached what we believed was an agreement in principle for amending the JR Agreement.  Although that amendment was never executed, the parties operated under the terms of the agreement, as amended, from June 2010 to September 2010, at which time the JR Agreement terminated.  We are currently in discussions with JR on a variety of matters.  We have been advised by JR that it believes that certain of our products, including the ELASTIderm line of products, CLENZIderm and Rosaclear, are covered by both issued and pending patents which JR contends are owned by it and which it believes were licensed to us under the JR Agreement.  JR contends that such license and our right to continue to sell such products terminated when the JR Agreement terminated.  We disagree with JR’s position on this issue and are seeking to resolve this and other issues in our current negotiations with JR.  Should we fail to reach agreement with respect to these current discussions, the parties could end up in litigation regarding the ownership rights to these technologies, and our business, results of operations and financial condition could be adversely effected.  During the years ended December 31, 2011, 2010 and 2009, approximately 14%, 15% and 15% of our net sales, respectively, were related to products that contained technologies covered by the JR Agreement.  See Part I, Item 1 “Business – Certain Material Agreements – Jose Ramirez and JR” in this Report for further information.

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

Risks Related to Our Capital Requirements and Finances

Litigation could materially impact our financial results.

Substantial, complex or extended litigation could cause us to incur large expenditures, distract our management and disrupt our business.  For example, in connection with our settlement of the lawsuit an related demand for arbitration initiated by Dr. Zein Obagi, ZO Skin Health, Inc. and related affiliates, we recorded $5.0 million for a one-time payment to the plaintiffs and $2.9 million in related litigation fees as components of “Selling, general and administrative expenses” during the year ended December 31, 2011.  See Part I, Item 3 of this Report, “Legal Proceedings” and see Note 10, “Litigation” in our Notes to Consolidated Financial Statements for information concerning this matter.

If we fail to generate sufficient cash flow from our operations, we will be unable to continue to develop and commercialize new products.

We expect capital and operating expenditures to increase over the next several years as we expand our infrastructure, distribution channels and our commercialization, clinical trial, research and development and manufacturing activities.  We believe that our net cash provided by operating activities and existing cash and cash equivalents will be sufficient to fund our operations for the foreseeable future.  However, our present and future funding requirements will depend on many factors, including, among other things:

•	the level of research and development investment required to maintain and improve our competitive position;

•	the success of our product sales and related collections;

•	our need or decision to acquire or license complementary businesses, products or technologies;

•	costs relating to the expansion of our distribution channels;

•	costs relating to the expansion of the sales force, management and operational support;

•	competing technological and market developments; and

•	costs relating to changes in regulatory policies or laws that affect our operations.

In addition, our future liquidity may be impacted by other factors not related to the funding requirements described above.  For instance, in October 2010, we announced that our Board of Directors has given us authority to repurchase up to $45.0 million of our outstanding stock depending on market conditions and other factors.  Pursuant to such authority, in November 2010 we repurchased a total of 3,556,910 shares of our common stock from two former stockholders, the Stonington Capital Appreciation 1994 Fund, L.P. and the Zein and Samar Obagi Family Trust (the “selling stockholders”), for a total purchase price of $35.0 million in accordance with the provisions of the Stock Purchase Agreement, dated as of November 15, 2010, among such selling stockholders and us.  No repurchases were effected during the year ended December 31, 2011, leaving us with $10.0 million available for repurchases under the program.  On March 6, 2012, our Board authorized a $20.0 million increase to our stock repurchase program, resulting in the availability to repurchase to up to $30.0 million of our common stock as of such date.  This authorization does not obligate us to acquire any particular amount of common stock nor does it ensure that any shares will be repurchased, and it may be suspended at any time at our discretion.  Additional repurchases under this authorization may include repurchases made through open market or privately negotiated transactions.

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

The costs of our goodwill, acquired product rights, distribution rights, and trademarks are recorded as intangible assets and all, except for goodwill, are amortized over the period that we expect to benefit from the applicable assets.  As of December 31, 2011, acquired net intangible assets and goodwill comprised approximately 11% of our total assets.  We evaluate periodically the recoverability and the amortization period of our intangible assets.  Some factors we consider important in assessing whether or not impairment exists include performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for our overall business, and significant negative industry or economic trends.  These factors, assumptions, and changes in them could result in an impairment of our long-lived assets.  Any impairment of our intangible assets may reduce our profitability and have a material adverse effect on our results of operations and financial condition.  During the year ended December 31, 2011, we wrote off an impaired license and abandoned patents for approximately $0.9 million.

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

On May 9, 2011, we entered into an amendment to the Credit and Term Loan Agreement, dated as of November 3, 2010 (the “Credit and Term Loan Agreement”) with Comerica Bank.  The Credit and Term Loan Agreement, as amended, contains, and other agreements we may enter into in the future may contain, covenants imposing restrictions on our business, and requires us to maintain certain financial covenants.  These restrictions and covenants may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.  These covenants place restrictions on our ability to, among other things, incur additional debt, create liens, make investments, enter into transactions with affiliates, sell assets, guarantee debt, declare or pay dividends, redeem common stock or make other distributions to stockholders, and consolidate or merge.

Although we believe we were in compliance with all of our non-financial and financial covenants under the Credit and Term Loan Agreement as of December 31, 2011, our future ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial, and industry conditions.  In the event we ever borrow under the Credit and Term Loan Agreement, an event of default under the Credit and Term Loan Agreement would permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest.  If we were unable to repay any debt owed, the lenders could proceed against the collateral securing that debt.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act.  If we are unable to comply with Section 404 in a timely manner it may affect the reliability of our internal control over financial reporting.

       We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules and regulations require an annual management report on our internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of our internal control over financial reporting, and an attestation report by our independent registered public accounting firm addressing the effectiveness of our internal control over financial reporting.  Although our independent registered public accounting firm did not identify material weaknesses in connection with its audit of our internal control over financial reporting as of December 31, 2011, we cannot assure you that we will maintain an effective system of internal controls in the future.  If we are not able to adequately comply with the requirements of Section 404 we may be subject to sanctions or investigation by regulatory authorities, including the

SEC or the Nasdaq Global Market.  Moreover, if we are unable to assert that our internal control over financial reporting is effective in any future period (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an a material adverse effect on us.

Our Board of Directors can issue preferred stock without stockholder approval of the terms of such stock.

Our amended and restated certificate of incorporation authorizes our Board of Directors, without stockholder approval, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions granted to or imposed upon the preferred stock, including voting rights, dividend rights, conversion rights, terms of redemption, liquidation preference, sinking fund terms, subscription rights, and the number of shares constituting any series or the designation of a series. Our Board of Directors can issue preferred stock with voting and conversion rights that could adversely affect the voting power of the holders of common stock, without stockholder approval.  As of December 31, 2011, no shares of preferred stock were outstanding and we have no present plan to issue any shares of preferred stock.

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

Provisions in our charter documents, our stockholder rights plan and Delaware law could discourage a takeover you may consider favorable or could cause current management to become entrenched and difficult to replace.

In December 2011 our Board of Directors adopted a stockholder rights plan pursuant to which it declared a dividend of one preferred share purchase right for each outstanding share of our common stock, payable to stockholders of record on January 10, 2012.  The rights become exercisable upon the earlier of ten days after a person or group of affiliated or associated persons has acquired 20% or more of the outstanding shares of our common stock or ten business days after a tender offer or exchange offer has commenced that would result in a person or group of affiliated or associated persons beneficially owning 20% or more of our outstanding common stock.  These rights could delay or discourage someone from acquiring our business, even if doing so would benefit our stockholders.  We currently have no stockholders who own 20% or more of the outstanding shares of our common stock.

In addition, provisions in our amended and restated certificate of incorporation and our bylaws, as well as Delaware law, could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders.  Our certificate of incorporation and bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third party:

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

As of December 31, 2011, we leased the following facilities:

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

In addition, on or about January 7, 2010, Zein Obagi and his spouse, Samar Obagi, and the Zein and Samar Obagi Family Trust and certain other entities allegedly affiliated with Zein Obagi sent us an arbitration demand before JAMS in Los Angeles, California in which the claimants claimed breaches of the 2006 Services Agreement and 2006 Separation and Release Agreement (see Note 9 to our Unaudited Condensed Consolidated Financial Statements) between us and the claimants and various breaches of common law, California law, and federal law, including failure to pay certain retainer, marketing and reimbursement funds, failure to pay royalties allegedly due, failure to consult before developing and marketing new products, failure to pursue certain business strategies, threatening to invoke unenforceable and inapposite non-competition clauses in our contracts with Zein Obagi, threatening and interfering with the claimants’ business opportunities, threatening to enforce nonexistent trademark and service mark rights, and wrongfully depriving the claimants of both their rights to pursue business opportunities and also their trademark rights.  Claimants sought actual and consequential damages of “millions of dollars” and other damages in an unspecified amount, restitution of monies wrongfully obtained in an unspecified amount, prejudgment interest, attorneys’ fees and costs, declaratory judgment and assignment of certain trademarks from us to Dr. Obagi.  We filed an answer to the Demand for Arbitration denying the allegations and asserting various counterclaims.  In May 2010, the claimants in the arbitration proceeding filed an amended demand, again before JAMS in Los Angeles.  The amended demand reiterated the claims asserted in the original demand.  The amended demand expanded the original demand's factual allegations involving our alleged interference with the claimants' rights to pursue business opportunities and with the claimants' trademark rights.

On May 2, 2011, we entered into the Settlement Agreement with the ZO Parties, including Zein E. Obagi, M.D., Zein E. Obagi, M.D., Inc., ZO Skin Health, Inc., Skin Health Properties, Inc., the Zein and Samar Obagi Trust, and Samar Obagi that resulted in the dismissal with prejudice of all claims and counterclaims in both the litigation and arbitration.  Under the Settlement Agreement, we and the ZO Parties have agreed to mutual releases.  The Settlement Agreement also provides for: (i) a one-time payment of $5.0 million from us to the ZO Parties; and (ii) the grant of a limited, non-exclusive license by us to the ZO Parties to use certain of our trademarks in up to three locations.  The other non-economic terms of the Settlement Agreement are confidential.  We recorded $5.0 million for the one-time payment and $2.9 million in related litigation fees during the year ended December 31, 2011.  The settlement was effective May 5, 2011 and both the litigation and arbitration proceedings were dismissed with prejudice on May 10, 2011 and May 9, 2011, respectively.

From time to time, we are involved in other litigation and legal matters or disputes in the normal course of business.  Management does not believe that the outcome of any of these other matters at this time, individually and in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4:    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “OMPI” and has been quoted since our initial public offering on December 13, 2006.  The initial public offering price of our common stock on December 14, 2006 was $11.00 per share.  The following table sets forth for the fiscal periods indicated the high and low sale prices for our common stock as reported by Nasdaq:

	High	Low
Fiscal 2011
First Quarter	$12.60	$10.50
Second Quarter	$13.00	$9.05
Third Quarter	$10.70	$9.04
Fourth Quarter	$10.38	$8.84

Fiscal 2010
First Quarter	$12.98	$10.21
Second Quarter	$14.16	$11.82
Third Quarter	$12.33	$9.74
Fourth Quarter	$12.68	$10.18

Holders

The approximate number of holders of our common stock was 2,057 as of February 24, 2012.  Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and rights and shares reserved for future issuance under our equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,315,290	$10.83	1,298,207
Equity compensation plans not approved by security holders	—	—	—
Total	1,315,290	$10.83	1,298,207

Issuer Purchases of Equity Securities

On October 26, 2010, we announced that our Board of Directors authorized us to repurchase up to $45.0 million of our common stock, depending on market conditions and other factors.  Share repurchases have included the repurchase of $35.0 million of shares from certain selling stockholders following completion of the registered public offering of shares of our common stock by such stockholders in November 2010 (the “secondary offering”), and may include future repurchases made through open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.   Accordingly, as of December 31, 2011, $10.0 million was still authorized for the repurchase of shares.  No repurchases were made during the three months ended December 31, 2011.

On March 6, 2012, our Board authorized a $20.0 million increase to our stock repurchase program, resulting in the availability to repurchase up to $30.0 million of our common stock as of such date.  This authorization does not obligate us to acquire any particular amount of common stock nor does it ensure that any shares will be repurchased, and it may be suspended at any time at our discretion.

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

The Performance Graph below represents a comparison of the total return of our common stock, the NASDAQ Market Index and the SIC—Pharmaceutical Preparations for the period between December 14, 2006 and December 31, 2011.  The graph assumes $100 was invested on December 14, 2006 in stock, or November 30, 2006 in the index and peer group, and that all dividends, if any, have been reinvested.  Prices and stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

ITEM 6:    SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below are derived from our audited consolidated financial statements for the fiscal years ended December 31, 2011, 2010, 2009, 2008 and 2007.  The information in the following table should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Consolidated statements of income data:
Net sales	$114,108	$112,763	$104,096	$104,593	$102,648
Net income	10,020	9,491	11,333	12,588	15,203
Net income attributable to common shares
Basic	$0.54	$0.44	$0.52	$0.56	$0.69
Diluted	$0.54	$0.44	$0.51	$0.56	$0.69

	December 31,
	2011	2010	2009	2008	2007
Consolidated balance sheet data:
Total assets	$77,651	$62,707	$87,490	$72,259	$59,763
Long-term debt less current portion	13	—	—	18	42

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

Current products.  Our primary product line is the Obagi Nu-Derm System, which we believe is the leading clinically proven, prescription-based, topical skin health system on the market that has been shown to enhance the skin’s overall health by correcting photodamage at the cellular level, resulting in a reduction of the visible signs of aging.  The primary active ingredients in this system are 4% hydroquinone and OTC skin care agents.  In April 2004, we introduced the Obagi-C Rx System consisting of a combination of prescription and OTC drugs and adjunctive cosmetic skin care products to treat skin conditions resulting from sun damage and the oxidative damage of free radicals.  The central ingredients in this system are 4% hydroquinone and Vitamin C.  In October 2005, we launched the Obagi Professional-C products, a complete line of proprietary, non-prescription products, which consists of Vitamin C serums used to reduce the appearance of damage to the skin caused by ultraviolet radiation and other environmental influences.  In July 2006, we launched our Obagi Condition & Enhance System, for use in conjunction with commonly performed surgical and non-surgical cosmetic procedures.  In October 2006, we launched our first product in the ELASTIderm product line, an eye cream for improving the elasticity and skin tone around the eyes.  We introduced the CLENZIderm M.D. System and a second product in the ELASTIderm product line to address acne and skin elasticity around the eye, respectively, based on positive interim clinical results, in February 2007.  In July 2007, we launched our second system in the CLENZIderm M.D. line, CLENZIderm M.D. System II, which is specifically formulated for normal to dry skin.  In August 2007, we launched two new Nu-Derm Condition & Enhance Systems.  One is designed specifically for use with non-surgical procedures while the other has been developed for use with surgical procedures.  In February 2008, we launched ELASTIderm Décolletage, a system to treat skin conditions resulting from sun damage and improve the elasticity and skin tone for the neck and chest area.  In January 2009, we launched Obagi Rosaclear, a system to treat the symptoms of rosacea.  In September 2009, we also began offering Refissa by Spear, a FDA-approved 0.05% strength tretinoin with an emollient base that has a broad indication for treatment of fine facial lines, hyperpigmentation and tactile roughness.  In October 2010, we launched ELASTILash Eyelash Solution, a peptide-based eyelash solution that can help achieve the appearance of thicker, fuller-looking eyelashes.  In January 2011, we launched Blue Peel RADIANCE, a gentle salicylic acid-based peel that utilizes a unique blend of acids and other soothing ingredients to exfoliate, even out skin tone and improve overall complexion, with little-to-no downtime.  In January 2012, we launched ELASTIderm Complete Complex Eye Serum that utilizes an innovative roller ball technology for application.  We also market tretinoin, used for the topical treatment of acne in the U.S., metronidazole, used for the treatment of facial rosacea in the U.S., and the Obagi Blue Peel Essential Kit, used to aid the physician in the application of skin peeling actives.

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

Aesthetic skin care.  As of December 31, 2011, we sold our products to approximately 6,600 physician-dispensing accounts in the United States, with no single customer accounting for more than 10% of our net sales.  Our current products are not eligible for reimbursement from third-party payors such as health insurance organizations.  We generated U.S. net sales of $94.8 million and $94.5 million during the years ended December 31, 2011 and 2010, respectively.

International distribution.  We market our products internationally through 18 international distribution partners and beginning January 1, 2012, one licensing partner, all of which have sales and marketing activities in 43 countries outside of the United States.  Our distributors use a model similar to our business model in the United States, selling our products through direct sales representatives to physicians, or through alternative distribution channels depending on regulatory requirements and industry practices.  We generated international net sales of $14.8 million and $13.9 million during the years ended December 31, 2011 and 2010, respectively.

Licensing.  We market our products in the Japanese retail markets through license agreements with Rohto.  Under our agreements, Rohto is licensed to manufacture and sell a series of OTC products developed by it under the Obagi brand name, as well as Obagi-C products, in the Japanese drug store channel, and we receive a royalty based upon sales of Obagi branded products in Japan by Rohto.  Rohto’s Obagi branded products are sold through approximately 6,300 high-end drug stores.  Through December 2011, we had other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel.  We receive royalties based upon these arrangements.  We generated licensing revenue of $4.4 million during each of the years ended December 31, 2011 and 2010.

Impairment of license.  In 2004, we entered into a license agreement with a third-party licensor to market and sell products containing a specific range of Kinetin concentration in Japan (see Note 2 to our Consolidated Financial Statements).  We subsequently, sublicensed these rights to an international distributer in Japan.  During the three months ended March 31, 2011, our sublicensee discontinued the manufacture and sale of products containing the Kinetin concentration.  In addition, neither we nor the sublicensee has current plans to develop or distribute products containing the Kinetin concentration in the future.  As a result, we recorded an impairment charge of $0.5 million consisting of the unamortized net book value of the initial license fee and the obligation for additional payments for which there is no future benefit.  These charges were recorded as a component of “Selling, general and administrative expense.”

Litigation settlement and insurance coverage.  In January 2010, Dr. Zein Obagi, ZO Skin Health, Inc., and related parties filed a complaint and an arbitration demand against us.  We later filed counterclaims in both proceedings.  On May 2, 2011, the parties to those proceedings entered into a Settlement Agreement that required dismissal of all claims and counterclaims in both proceedings.  Pursuant to the Settlement Agreement, we made a one-time settlement payment of $5.0 million.  The Settlement Agreement also contains a number of non-economic terms.  See Note 10 to our Consolidated Financial Statements for further discussion on the litigation and the Settlement Agreement.  Since January 2010 through December 31, 2011, we incurred significant litigation and related fees, including the $5.0 million settlement, of $13.5 million.  During the three months ended March 31, 2011, we received a coverage letter from our primary general liability insurance carrier, agreeing to defend the lawsuit, under a reservation of rights.  On May 17, 2011, the insurance carrier filed a complaint in federal court for Declaratory Relief requesting an interpretation of its coverage responsibilities.  On or about July 6, 2011, we filed an answer and cross claim against the carrier and our previous primary general liability insurance carrier.  Discovery continues and therefore, at present, we cannot estimate the amount of litigation costs and settlement fees, if any, we may recover from the insurance carrier.  Effective October 1, 2011, we converted our payment arrangements with our legal counsel on this matter from an hourly rate to a contingency fee arrangement.

Texas regulatory matter.  In November 2009, we received a letter from the Texas Department of State Health Services regarding our shipping in Texas of products containing unapproved new drugs and, specifically, referencing certain retail businesses in Texas that were selling our products containing prescription drugs over the Internet.  Prior to this time, the Agency had detained products from three of our customers that sold products on the Internet as a result of a complaint received from a third party.  In its letter, the Agency alleged that we were shipping unapproved new drug articles to these establishments in violation of certain Texas statutes.  We submitted our response to the Agency in January 2010 indicating why we believed we were in compliance with the Texas statutes.  In May 2010, the Agency sent us a letter indicating that it did not agree with the arguments set forth in our January 2010 letter.  In June 2010, we had an in-person meeting with officials from the Agency to further discuss its concerns.  In August 2010, we submitted additional written information to the Agency in response to the topics discussed and additional information requested by the Agency at the June meeting.  From that time until April 2011, the Agency did not have any further communication with us.  In March 2011, the Agency, in response to what we then understood was a new complaint, detained our HQ Products from one of our customers as being unapproved new drugs and further cited this customer for dispensing prescription drugs without a pharmacy license in violation of various Texas statutes.  Despite repeated requests, neither the Agency nor the AG has been able to identify or provide us with any additional complaints.  In early April 2011, the Agency detained products from several more of our customers citing similar violations.  Shortly thereafter, we attempted to contact the Agency to ascertain what the issues were that prompted the recent actions taken by the Agency against these customers.  In mid-April 2011, the Agency indicated to us that it had referred the matter to the AG for enforcement action.  At the end of April 2011, we met with the Agency and the AG at which time the AG stated that it viewed us to be in violation of the Texas Food, Drug and Cosmetic Act and the Texas Deceptive Trade Practices Act arising from the sale in Texas of our HQ Products, which the state believes to be an unapproved new drug.  In July 2011, the AG reiterated its position, as noted above, to us in a letter.  In July 2011, our counsel met with the AG to continue discussions regarding an amicable settlement of this matter.  In August 2011, the AG sent a letter following up on certain aspects of the July 2011 meeting.

By letter dated February 29, 2012 the Agency notified the AG that it would be closing its pending investigation and enforcement action against us relating to our promotion, sales and distribution of HQ Products in Texas effective that date and withdrew its April 13, 2011 referral of the matter to the AG.  The Agency based its decision on:  (i) a directive that the Agency set priorities for enforcement and allocate its resources and concentrate its efforts on cases that represent the greatest risk to public health and safety; (ii) a FDA Q&A document issued in 2010 wherein the FDA acknowledged the potential medical benefits of hydroquinone-containing products for a certain medical condition, the uncertainty of the public health risks associated with the ingredient and its intent to conduct long term studies through the NTP; and (iii) its acknowledgment of the relevance of the FDA’s CPG  policy statement that the FDA has been using to guide its staff and industry concerning the FDA’s enforcement priorities for unapproved drug products.  The Agency also noted that it did not have sufficient evidence to conclude that there is an immediate risk to public health and safety from the topical use of products containing hydroquinone.  No monetary penalties or other administrative fees were levied against us as the result of the Agency’s investigation and no lawsuit was ever filed by the AG against us.  Beginning April 2011, we voluntarily ceased shipping any HQ Products into the state of Texas.  In addition, we developed a plan that enabled our customers in Texas to return any of these products (that had not otherwise been detained) in their possession in exchange for a credit or refund.  Now that the investigation has been completed and the complaint withdrawn, we will evaluate the appropriate time for re-introducing our HQ Products into Texas.  Our delay in resuming shipment of our HQ Products into the state of Texas for an extended period of time could have a material adverse impact on our consolidated financial position, results of operations and cash flows.  Texas net sales, including products containing hydroquinone, represented approximately 5% and 9% of our total net sales during the years ended December 31, 2011 and 2010, respectively.

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

We engaged a third party to assist in the efforts to manage the return of product from our customers residing in Texas.  As a result of our efforts, during the second and third quarters of 2011, we processed credits and refunds of $1.7 million in returned or detained products.  Accordingly, we adjusted the sales returns and allowances provision estimated as of March 31, 2011 by $0.3 million, which was recorded as an increase to “Net sales” and as a reduction to “Accrued liabilities” during the three months ended June 30, 2011.  As of December 31, 2011, we did not expect to receive any additional sales returns related to the matter.

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

Sales.  Our total net sales have grown from $112.8 million for the year ended December 31, 2010 to $114.1 million for the year ended December 31, 2011.  Factors contributing to our sales generation include:

•
Our professional marketing efforts to physicians.  Our professional sales force targets physicians who are focused on aesthetic and therapeutic skin care and educates them on how to best provide our products to their patients.  Our professional sales force also provides education to physicians, aestheticians, other staff and patients about the benefits of promoting skin health.  We have increased our sales force from 96 employees as of January 1, 2006 to 126 employees as of December 31, 2011.  We will continue to invest in expanding our sales force as warranted by the success of new product offerings and continued core product growth.  We currently do not have plans to hire a substantial number of employees in 2012.

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

•
Conducting clinical studies on our products.  We have completed 105 clinical studies since 2003 to demonstrate the efficacy of our products.  We believe that these clinical studies provide our products added scientific credibility in the physician-dispensed market.  We currently plan to initiate approximately 29 additional clinical studies in 2012.

•
International.  We have formal distribution agreements with 18 distributors and one licensing partner and a trademark and product know-how license agreement in the OTC market in Japan.  Currently, those distributors have sales activities in approximately 43 countries, with the most successful distributors in 2011 coming primarily from the Europe, Middle East and Southeast Asia.

Results of operations.  We commenced operations in 1997, and as of December 31, 2011, we had accumulated earnings of $37.4 million.  We reported net income of $10.0 million and $9.5 million for the years ended December 31, 2011 and December 31, 2010, respectively.

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

Future growth.  We believe that our future growth will be driven by increased direct sales coverage, penetration into non-core markets such as other medical specialties, ongoing marketing efforts to create increased awareness of the Obagi brand and the benefits of skin health and new product offerings.   Although we have in recent history moderated our investments in our strategic initiatives as a result of the recent recession and uncertain economic conditions, we plan to increase our investment in initiatives that we believe will facilitate growth in the business.  Beginning in 2012, we plan to invest significant capital and other resources into the creation and maintenance of an e-Commerce platform that we currently believe will expand our base of end-users.  However, we cannot assure you that the e-Commerce platform will result in the expected growth of our business.  In addition, as opportunities present themselves, we plan to look towards the commercialization of new applications of our current products, the continuing development of our pipeline of products and the in licensing or acquisition of new product opportunities.  Such future investments could involve significant resources to facilitate more rapid growth.  At present, we believe that our ongoing profitability is primarily dependent upon the continued success of our current product offerings and certain other strategic marketing initiatives.

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

In September 2002, we entered into a licensing agreement, as amended in December 2008, with Rohto (see Note 8 of Notes to Consolidated Financial Statements), a large Japan-based company that specializes in the distribution and marketing of OTC medical oriented products in the drug store and retail channels.  In January 2006, we entered into a three-year licensing agreement, renewable by mutual agreement for additional one year periods, with Tokyo Beauty Center, a diversified Japanese consumer products and services company, which also owns and operates a large chain of aesthetic spas in Japan.  In January 2012, we did not exercise the option to renew this licensing arrangement.  Royalty revenue is recognized as earned and is based upon a predetermined rate within the respective licensing agreement.

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

Sales returns and allowances.  When we sell our products, we reduce the amount of revenue recognized from such sales by an estimate of future product returns and other sales allowances.  Sales allowances include cash discounts, rebates and sales incentives relating to products sold in the current period.  Factors that are considered in our estimates of sales returns include the historical rate of returns as a percentage of net product sales, excluding returns and allowances and shipping and handling revenue, historical aging of returns and the current market conditions.  Although our domestic sales agreements do not provide for a contractual right of return, we maintain a return policy that allows our customers to return product within a specified period after shipment of the product has occurred.  Factors that are considered in our estimates regarding sales allowances include quality of product and recent promotional activity.

As discussed earlier, in April 2011, we were made aware of enforcement actions taken against certain of our customers by the Agency and the AG regarding the shipping of our HQ Products, into the state of Texas.  As a result of these actions, we have voluntarily ceased shipping any HQ Products in the state of Texas.  We developed a plan that enabled our customers residing in Texas to return any of these products (that had not otherwise been detained) in their possession in exchange for credit or refund.  During the three months ended March 31, 2011, we recorded a sales returns and allowances provision related to this matter of $1.9 million as a component of “Accrued liabilities” and as an offset to “Net sales.”  In addition, we recorded $0.3 million in estimated finished goods inventory to be returned as of March 31, 2011 and as an offset to “Cost of sales” during the three months ended March 31, 2011.  Our methodology for calculating the provision considered, by customer, the previous 12 months of sales history.  During the second and third quarters of 2011, we processed credits and refunds of $1.7 million for returned or detained products related to the Texas matter.  As of December 31, 2011, we did not anticipate further sales returns related to the matter.

If actual future experience for product returns and other sales allowances exceeds the estimates we made at the time of sale, our financial position, results of operations and cash flow would be negatively impacted.  To date, such provisions have approximated management’s estimates.

Accounts receivable.  We perform periodic credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of current credit information.  Receivables are generally due within 30 days.  However, the recent recession and ongoing tightening of credit in financial markets has, in some cases, adversely impacted our customers’ cash flow and ability to access sufficient credit in a timely manner, which, in turn, has impacted their ability to make timely payments to us.  In light of these circumstances, and in order to remain competitive in the marketplace, for certain selected customers who we deemed to be creditworthy based upon their prior payment history, we extended our standard payment terms to net 60 days for selected product purchases made in connection with specific sales promotion programs.  Such extension did not represent a permanent change to the payment terms for such customers but, rather, was applicable only to those specified purchases made by such customers in connection with the related sales promotion.  We deem a receivable to be past due when it has not been paid in accordance with the terms of the applicable invoice (e.g., net 30 days or net 60 days) prepared at the time of sale.  Accounts receivable, net of allowance for doubtful accounts and sales returns, were $21.0 million and $22.7 million as of December 31, 2011 and 2010, respectively.  Of these amounts, 87.8%, or $18.4 million, and 86.2%, or $19.6 million, were deemed current as of December 31, 2011 and 2010, respectively.

We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical write-offs as a percentage of product sales, adjusted specifically for accounts that are past due, non-performing, in bankruptcy or otherwise identified as at risk for potential credit loss.  Receivables are charged to the allowance for doubtful accounts when an account is deemed to be uncollectible, taking into consideration the financial condition of the customer and the value of any collateral.  As of December 31, 2011 we decreased our allowance for doubtful accounts to $1.2 million, from $2.2 million at December 31, 2010.  The decrease was primarily related to a non-performing international distributor that we reserved for during the year ended December 31, 2010 and subsequently wrote off during the year ended December 31, 2011 (see Note 2 in our Notes to Consolidated Financial Statements).  In addition, we have seen an improvement in our days’ sales outstanding (“DSO”), due to our collection efforts, from 66 days as of December 31, 2010 to 60 days as of December 31, 2011. On an annual basis, customers with significant purchases are reviewed for their creditworthiness.  If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments and if the uncollectible balances exceed our estimates as of the balance sheet date, we would need to charge additional receivables to our allowances, and our financial position, results of operation and cash flow would be negatively impacted.  Our credit losses have historically been within our expectations and the allowance established.

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

In September 2011, the FASB issued authoritative guidance in ASC 350, Intangibles – Goodwill and Other (“ASC 350”), with respect to the annual goodwill impairment test that adds a qualitative assessment which allows companies to determine whether they need to perform the two-step impairment test.  We elected to adopt this accounting guidance early at the beginning of our third quarter of 2011 on a prospective basis for goodwill impairment tests.  The guidance under ASC 350 gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more than likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the guidance requires that goodwill be tested for impairment using a two-step process.  However, if an entity concludes otherwise, then it is not required to perform the two-step process.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

We have selected September 30 as the date on which we perform our annual goodwill impairment assessment.  We attribute the entire balance of our goodwill of $4.6 million to our largest operating segment, which is also a reporting unit, the physician-dispensed segment.  We first performed the qualitative assessment to determine the need, if any, to perform the two-step impairment test, due to the following: (i) the historical significant excess of the fair value of our physician-dispensed reporting unit over its carrying value; (ii) our history of no impairment charges related to goodwill; (iii) our continued growth and the positive operating results of our physician-dispensed business; (iv) our brand recognition; and (v) our position as the market leader in the physician-dispensed channel.  Our qualitative assessment of our physician-dispensed segment as of September 30, 2011 considered our current and projected operating results, our continued growth in spite of a slow-growth economy, current and future expected economic, market, and competitive conditions, and our current strategic initiatives.  Based on our qualitative assessment, we determined that the fair value of our physician-dispensed segment continued to exceed the carrying amount of our goodwill by a significant margin.  As a result, we did not conduct the two-step impairment test on our goodwill balance.  There were no impairment triggers subsequent to September 30, 2011 through the date of this annual report on Form 10-K.  Based on our analyses, no goodwill impairment charges were recognized for the years ended December 31, 2011, 2010 and 2009.

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

In April 2011, the sublicensee of our non-exclusive right to market and sell any and all products marked under the “Obagi” brand containing a specific range of Kinetin concentration in Japan, ceased the manufacture and distribution of products containing the Kinetin concentration in February 2011.  As a result, we recorded an impairment charge of $0.5 million during the three months ended March 31, 2011 related to the license.  See Note 2 to our Consolidated Financial Statements for further discussion.  In addition, during the year ended December 31, 2011, we wrote off $0.4 million in patents that were abandoned.

There were no other indicators of impairment noted during 2011; therefore no other tests were performed for long-lived assets.  Any unfavorable changes in market conditions or our product lines may result in the impairment of goodwill or an intangible asset, which could adversely impact our net income.

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

Uncertainty in Income Taxes.  The provisions under ASC 740 prescribe a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this interpretation.  The provisions also provide guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes.  As of December 31, 2011, the liability for unrecognized tax benefits was $0.3 million.

Results of Operations

The year ended December 31, 2011 compared the year ended December 31, 2010

Net sales.  The following table compares net sales by product line and certain selected products for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010	Change
	(in thousands)
Net Sales by Product Category:
Physician-dispensed
Nu-Derm	$60,035	$59,166	1%
Vitamin C	16,604	16,413	1%
Elasticity	11,313	11,551	(2)%
Therapeutic	6,491	7,261	(11)%
Other	15,234	13,971	9%
Total	109,677	108,362	1%
Licensing fees	4,431	4,401	(1)%
Total net sales	$114,108	$112,763	1%

United States	83%	84%
International	17%	16%

Net sales increased by $1.3 million to $114.1 million during the year ended December 31, 2011, as compared to $112.8 million during the year ended December 31, 2010.  Overall, we believe our net sales growth during the year ended December 31, 2011 was primarily due to the launch of new products, a larger base of active accounts and international physician-dispensed growth.  However, we believe this growth was offset by the Texas regulatory matter (see “Overview” above for further discussion).

Physician-dispensed sales increased $1.3 million to $109.7 million during the year ended December 31, 2011, as compared to $108.4 million during the year ended December 31, 2010.  We experienced net increases in the following product categories: (i) an increase in the Other category of $1.3 million; (ii) a $0.9 million increase in Nu-Derm sales; and (iii) an increase in Vitamin C of $0.2 million.  The growth in the Other category was primarily attributable to the launch of Blue Peel RADIANCE in January 2011, which contributed $1.6 million, partially offset by $0.2 million in sales returns related to Texas.  The growth in our Nu-Derm sales was primarily due to the launch of Nu-Derm Sun Shield SPF 50 in January 2011, which contributed $2.6 million; partially offset by $1.1 million in sales returns related to Texas. These product category increases were partially offset by: (i) a decrease of $0.8 million in the Therapeutic category; and (ii) a decrease of $0.2 million in Elasticity sales.  The decline in the Therapeutic category was primarily due to a decline in sales of our CLENZIderm product line.  Licensing fees remained fairly flat at $4.4 million during the year ended December 31, 2011, as compared to the year ended December 31, 2010.

Our aggregate sales growth was composed of $0.3 million in the U.S., and a $1.0 million increase from our International markets.  The increase in International sales was primarily due to increases in the Vitamin C and Other product categories and was principally a result of: (i) a $0.7 million increase in the Far East region; (ii) a $0.1 million increase from the Europe and Other Regions; (iii) a $0.1 million increase in the Middle East; and (iv) a $0.1 million increase from the Americas.

As previously discussed, as a result of the actions brought by the Texas state regulatory bodies in April 2011, we have ceased selling any HQ Products into the state of Texas.  Despite the growth we have experienced during 2010 and 2011, we believe that until we can resume shipping HQ Products into Texas and see continued stabilization in the global economy, our future net sales could be negatively impacted.

Gross margin percentage.  Our gross margin percentage remained fairly flat at 78.9% during the year ended December 31, 2011, as compared to the year ended December 31, 2010.  The gross margin for our physician-dispensed segment slightly declined to 78.1% as compared to 78.3% for last year.  The decline in our physician-dispensed segment was primarily a result of an increase in our inventory reserve for expired product and for inventory returned related to the Texas regulatory matter, partially offset by a change in sales mix among products, favoring our higher-margin products during the year ended December 31, 2011 as compared to the year ended December 31, 2010.  Our gross margin for our licensing segment increased slightly to 99.7% compared to 96.9% for last year.  The increase in our licensing segment gross margin is due to a decline in license amortization expense and royalties expense related to products containing a specific Kinetin concentration, during the year ended December 31, 2011 (see “Impairment of License” discussion under “Overview”), as compared to the prior year.  Cost of sales also includes outbound shipping and handling, work order scrap, licensing and royalty fees related to licensed intellectual property, depreciation and amortization attributable to products sold, and an inventory reserve for shrinkage and write-downs.

Selling, general and administrative.  Selling, general and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock-based compensation, depreciation and amortization not attributable to products sold, warehousing costs, marketing costs, travel expenses, general and administrative support expenses and other selling expenses.  Selling, general and administrative expenses increased $2.5 million to $71.9 million during the year ended December 31, 2011, as compared to $69.4 million for the year ended December 31, 2010.  The increase was primarily due to the following: (i) a $1.9 million increase in costs associated with the litigation and settlement of matters related to Dr. Obagi (see Notes 9 and 10 to our Consolidated Financial Statements); (ii) a $1.4 million increase in professional fees primarily related to consultants for our operations group and towards the evaluation of strategic alternatives to grow the business; (iii) $1.0 million in expenses related to the Texas regulatory matter, which includes costs for coordinating the return of product from our customers residing in Texas, as well as legal and other related costs; (iv) a $0.9 million increase in other marketing principally due to increased efforts in market research and consumer engagement initiatives; (v) a $0.6 million increase in promotions and training expenses; (vi) $0.5 million in impairment charges (see Note 2 to our Consolidated Financial Statements);  (vii) a $0.1 million increase in non-cash compensation; and (viii) a $0.1 million increase in other expenses.  These increases were partially offset by: (i) a $1.7 million decrease in headcount-related expenses primarily due to a decrease in commissions and bonus; (ii) a $1.3 million decrease in bad debt expense, due to the provision on a non-performing international distributor of $0.5 million during the year ended December 31, 2010, and due to an improvement in collections, reducing the number of accounts written-off; (iii) a $0.8 million decrease in expenses related to the secondary offering completed in November 2010; (iv) a $0.1 million decrease in rent expense due to the termination of the Agreement with Dr. Obagi in September 2010; and (v) a $0.1 million decrease in depreciation and amortization.  As a percentage of net sales, selling, general and administrative expenses in the year ended December 31, 2011 increased to 63% as compared to 62% for the year ended December 31, 2010.  We anticipate operating costs to increase, due to our investment in certain strategic initiatives during fiscal year 2012.

Research and development.  Research and development expenses decreased $1.7 million to $2.2 million for the year ended December 31, 2011, as compared to $3.9 million for the year ended December 31, 2010.  The decrease was primarily due to: (i) a $1.1 million decrease in expenses related to the development of line extensions and reformulations of existing products; (ii) a $0.5 million decrease in accelerated advisory and related fees pursuant to the termination of the Agreement with Dr. Obagi in September 2010; and (iii) a $0.1 million decrease in expenses related to the development of new products.  The decline in our research and development costs is primarily due to the timing of our research and development activities and we have not reduced, nor do we intend to reduce, our long-term emphasis on research and development.  As a percentage of net sales, research and development costs in the year ended December 31, 2011 were 2% as compared to 3% in the year ended December 31, 2010.

Interest income and Interest expense.  Interest income declined to $35,000 for the year ended December 31, 2011 from $89,000 for the year ended December 31, 2010.  We earn interest income from the investment of our cash balance into higher interest-yielding certificates of deposit.  The decline is due to a decline in our average cash and cash equivalents, including short-term investments, from $36.9 million for the year ended December 31, 2010 to $24.1 million for the year ended December 31, 2011, and a decline in our weighted average interest rate from 0.30% during the year ended December 31, 2010 to 0.24% during the year ended December 31, 2011.  Interest expense increased to $143,000 during the year ended December 31, 2011, as compared to $71,000 for the year ended December 31, 2010.  Interest expense primarily consists of amortization of debt issuance costs and commitment fees related to our Credit and Term Loan Agreement.

Income taxes.  Income tax expense decreased $0.4 million to $5.9 million for the year ended December 31, 2011, as compared to $6.3 million for the year ended December 31, 2010.  Our effective tax rate was 37.0% for the year ended December 31, 2011 and 40.1% for the year ended December 31, 2010.  The difference is primarily due to the impact of the 2011 research and development credit and a decrease in our state tax expense as a result of the adoption for California purposes of single sales factor apportionment.  In addition certain costs incurred during the secondary offering and stock repurchase completed in November 2010 were not deductible for tax purposes during the year ended December 31, 2010.

The year ended December 31, 2010 compared the year ended December 31, 2009

Net sales.  The following table compares net sales by product line and certain selected products for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	Change
	(in thousands)
Net Sales by Product Category:
Physician-dispensed
Nu-Derm	$59,166	$56,057	6%
Vitamin C	16,413	12,428	32%
Elasticity	11,551	9,491	22%
Therapeutic	7,261	8,668	(16)%
Other	13,971	12,822	9%
Total	108,362	99,466	9%
Licensing Fees	4,401	4,630	(5)%
Total net sales	$112,763	$104,096	8%

United States	84%	82%
International	16%	18%

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

Selling, general and administrative.  Selling, general and administrative expenses increased $10.2 million to $69.4 million during the year ended December 31, 2010, as compared to $59.2 million for the year ended December 31, 2009.  The increase was primarily due to the following: (i) $6.0 million in expenses for matters related to Dr. Obagi, including expenses related to pending litigation of approximately $5.6 million and $0.4 million related to the termination of the agreement dated as of June 29, 2006 (“2006 Agreement”), in September 2010, which includes the write-off of prepaid rent and leasehold improvements at a Beverly Hills location leased by us; (ii) a $2.3 million increase in salaries and related expenses due to an increase in sales commissions, accrued bonus and an increase in marketing and sales force headcount; (iii) $1.0 million in severance and other related charges in connection with the departure of Steven R.

Carlson, our former President and Chief Executive Officer, in October 2010; (iv) a $1.0 million increase in other marketing expenses primarily due to the launch of ELASTILash in October 2010; (v) a $1.0 million increase in promotions and training expenses; (vi) $0.8 million in expenses related to our secondary offering completed in November 2010; (vii) a $0.5 million increase in expenses related to our third party logistics provider; (viii) a $0.3 million increase in other expenses, $0.2 million of which was due to losses on disposal of fixed assets; (ix) a $0.2 million increase in volume-driven expenses; (x) a $0.2 million increase in product development expenses; and (xi) a $0.1 million increase in other expenses, primarily due to a loss on dissolution of foreign subsidiary.  These increases were partially offset by: (i) a $2.2 million decrease in SoluCLENZ-related expenses as a result of our exit from the pharmacy channel, of which $1.4 million was due to the distribution and support of the product in the pharmacy channel and $0.8 million was due to the write-off of nonrefundable deposits and the accrual of other contract termination costs; (ii) a $0.3 million decrease in professional fees; (iii) a $0.3 million decrease in depreciation and amortization; (iv) a $0.2 million decrease in non-cash compensation; (v) a $0.1 million decrease in expenses driven by being a public company; and (vi) a $0.1 million decrease in rent expense.  As a percentage of net sales, selling, general and administrative expenses in the year ended December 31, 2010 increased to 62% as compared to 57% for the year ended December 31, 2009.

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

Liquidity and Capital Resources

Trends and uncertainties affecting liquidity

Our primary sources of liquidity are our cash generated by operations and availability under our Credit and Term Loan Agreement.  As of December 31, 2011 we had approximately $35.0 million in cash and cash equivalents and $35.0 million available under the Facility and Term Loans.  We believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to meet foreseeable liquidity requirements.  The following has or is expected to impact liquidity:

•
In October 2010, we announced that our Board of Directors authorized us to repurchase up to $45.0 million of our common stock, depending on market conditions and other factors.  During the year ended December 31, 2010, we repurchased $35.0 million of our outstanding common stock.  No repurchases were effected during the year ended December 31, 2011, leaving us with $10.0 million available for repurchases under the program.  On March 6, 2012, our Board authorized a $20.0 million increase to our stock repurchase program, resulting in the availability to repurchase up to $30.0 million of our common stock as of such date.  During the year ended

December 31, 2009, we purchased $1.3 million  of our outstanding stock pursuant to a repurchase plan approved by our Board of Directors in August 2008 to repurchase up to $10.0 million of our outstanding common stock, which expired in August 2010;

•
The legal costs and related settlement expense related to the litigation and arbitration involving us and Dr. Obagi were material.  Although our primary insurance carrier has agreed to defend the lawsuit, under a reservation of rights, we cannot estimate the amount, if any that the insurance carrier will agree to pay.  See Note 10 to our Consolidated Financial Statements;

•
During the year ended December 31, 2011, we recorded $1.7 million in sales returns for products returned from customers residing in the state of Texas.  We voluntarily ceased shipment of certain of our products containing 4% hydroquinone into the state of Texas.  Our delay in resuming shipment of our HQ Products into the state of Texas for an extended period of time could have a material adverse impact on our consolidated financial position, results of operations and cash flows.  Texas net sales, including products containing hydroquinone, represented approximately 5% and 9% of our total net sales during the year ended December 31, 2011 and 2010, respectively;

•
Although no enforcement action has been instituted against us for the California regulatory matter to date, it is possible that we will incur significant legal costs and potential penalties may be assessed (see Item 9B of Part II of this Report).  If the ultimate expenses, penalties and/or restrictions are material, this matter could have a material adverse effect on our consolidated financial position, results of operations and cash flows;

•
Many of our products are manufactured by a single source.  In the event that any of our single source manufacturers experiences a disruption in supply, our product supply, sales operations and/or our ability to collect any outstanding receivable could be adversely affected.  During 2011, this occurred with one such manufacturer.   As of December 31, 2011, amounts due from this manufacturer were approximately $0.3 million.  If this or any other of our single source manufacturers experiences a significant disruption in supply it could have a material adverse effect on our consolidated financial position, results of operations and cash flows; and

•
We plan to invest significant capital and other resources in 2012 of between $9.0 million and $12.0 million into the creation and maintenance of an e-Commerce platform and fulfillment center.  We cannot assure you that the e-Commerce platform will result in the growth of our business.  Investment into this initiative could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

The recent recession and ongoing tightening of credit in financial markets has, in some cases, adversely impacted our customers’ cash flow and ability to access sufficient credit in a timely manner, which, in turn, has impacted their ability to make timely payments to us.  In light of these circumstances, and in order to remain competitive in the marketplace, for certain selected customers who we deemed to be creditworthy based upon their prior payment history, we extended our standard payment terms from net 30 days to net 60 days for selected product purchases made in connection with certain sales promotion programs.  Such extension does not represent a permanent change to the payment terms for such customers but, rather, was applicable only to specified purchases made by such customers in connection with the applicable sales promotion program.  Sales of products having net 60 day payment terms represented 53% of our net sales for the year ended December 31, 2011.  Although we have extended our credit terms for certain purchases made by certain qualified customers, we have seen improvement in our DSO from 66 days as of December 31, 2010 to 60 days as of December 31, 2011.

It is unclear how long the current economic environment will continue, whether there will be new events that could contribute to additional deterioration, and if so, what effect such events could have on our business in 2012.  As noted above, to facilitate more rapid growth, we plan to invest in a new e-Commerce platform and fulfillment center and, as the opportunities arise, the commercialization of new application of our current products, the continuing development of our pipeline of products and the in licensing or acquisition of new product opportunities.  While we plan to increase our investments in these initiatives, we expect to continue to generate positive cash flow through our operations.

As of December 31, 2011, we had no outstanding balance on the Facility or Term Loans.  We were in compliance with all financial and non-financial covenants under the Credit and Term Loan Agreement as of December 31, 2011.  We expect to be in compliance with both our non-financial and financial covenants during 2012; however, economic conditions or the occurrence of any of the significant events discussed above under “Risk Factors” could cause noncompliance with our financial covenants.

We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity.  As of December 31, 2011 and 2010, we had approximately $52.2 million and $36.0 million, respectively, in working capital.  We invested approximately $0.5 million in capital expenditures during the year ended December 31, 2011, which largely consisted of software and IT upgrades.  In 2012, we expect to spend approximately $2.9 million in capital expenditures, primarily related to an e-Commerce platform and fulfillment center, and software and IT upgrades.

Cash requirements for our business

Historically, we have generated cash from operations in excess of working capital requirements and through private and public sales of common stock.  We currently invest our cash and cash equivalents in large money market funds.  As of December 31, 2011 and 2010, we had approximately $35.0 million and $15.1 million, respectively, of cash and cash equivalents.

On May 9, 2011, we entered into an amendment (the “Amendment”) to the Credit and Term Loan Agreement, dated as of November 3, 2010 (the “Original Agreement”).  Pursuant to the terms of the Original Agreement, we have access to: (i) up to $20.0 million in a revolving credit facility; and (ii) one or more term loans in an aggregate amount of up to $15.0 million.

Under the terms of the Original Agreement, we were entitled to borrow under the Term Loans until the earliest to occur of: (i) the date the aggregate outstanding principal balance of the Term Loans equaled $15.0 million; (ii) May 3, 2011; or (iii) the date we requested to close out the Term Loans.  The Amendment, among other things, extends the eligible draw period of the Term Loans for a year, so that we may now borrow under them until the earliest to occur of: (i) the date the aggregate outstanding principal balance of the Term Loans equals $15.0 million; (ii) May 3, 2012; or (iii) the date we request to close out the Term Loans.  The Facility will terminate, and any amounts outstanding under the Facility will be due on July 1, 2012 and all amounts outstanding under the Term Loans will be due five years after the last day we request to close out the Term Loans, unless terminated earlier in accordance with the provisions of the Credit and Term Loan Agreement.  As of the date of the Amendment, we had no outstanding balance on the Facility or the Term Loans.

Any borrowings under the Credit and Term Loan Agreement will bear variable interest based on a margin, at our option, over prime rate or LIBOR as defined in the Credit and Term Loan Agreement.  All amounts borrowed under the Credit and Term Loan Agreement are secured by a first priority security interest in all of our tangible and intangible assets.  The Credit and Term Loan Agreement contains certain financial and non-financial covenants.  Non-financial covenants include, among other things, monthly and quarterly reporting of a listing of our intellectual property.  Financial covenants include requirements for maintaining: (i) a minimum quick ratio; (ii) a maximum ratio of total liabilities to tangible effective net worth; and (iii) a minimum adjusted EBITDA amount; as well as limitations on (a) annual capital expenditures, (b) asset- or equity-based investments, (c) stock repurchases, which may not exceed $50.3 million, (d) dividend distributions, which may not exceed 25% of net income for the preceding fiscal year, and (e) joint venture investments, which may not exceed $2.0 million.  See below for covenant compliance:

	As of 12/31/11	Requirement
Facility Covenants
Minimum quick ratio	3.9	1.0
Maximum ratio of total liabilities to tangible effective net worth	0.24	2.00
Minimum adjusted EBITDA	$24.1 million	$12.0 million
Maximum stock repurchase	$40.3 million	$50.3 million
Maximum dividend distribution	$0	$2. 37 million
Maximum capital expenditures	$0.5 million	$3.0 million

As of December 31, 2011, we had no outstanding balance on the Facility or Term Loans.  We were in compliance with all financial and non-financial debt covenants under the Credit and Term Loan Agreement, as amended, as of December 31, 2011.

In March 2012, we received a commitment from Comerica Bank, to: (i) extend the Facility maturity date from July 1, 2012 to July 1, 2014, unless otherwise terminated in accordance with the Credit and Term Loan Agreement; (ii) extend the draw period of our Term Loans from May 3, 2012 to earliest to occur of (a) the aggregate outstanding principal balance of the Term Loans equaling the term commitment, (b) July 1, 2013, and (c) our written request to commence the terming out of the Term Loans; (iii) increase the maximum stock repurchases we may effect from $50.3 million to $70.3 million; (iv) allow intercompany loans or intercompany investments in our subsidiary created for the e-Commerce initiative in an aggregate not to exceed $12.0 million; and (v) exempt our subsidiary related to the e-Commerce initiative from the subsidiary requirements of the Credit and Term Loan Agreement.  We intend to enter into an amendment to our Credit and Term Loan Agreement with Comerica Bank to reflect these changes by the end of March 2012.

On October 26, 2010, we announced that our Board of Directors authorized us to repurchase up to $45.0 million of our common stock, depending on market conditions and other factors.  Share repurchases could include the repurchase of shares from the selling stockholders in connection with the secondary offering completed in November 2010, as well as repurchases made through open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.  During the fourth quarter ended December 31, 2010, we repurchased 3,556,910 shares of our outstanding common stock for a cost of $35.0 million.  No repurchases were effected during the year ended December 31, 2011, leaving us with $10.0 million available for repurchases under the program.  On March 6, 2012, our Board authorized a $20.0 million increase to our stock repurchase program, resulting in the availability to repurchase up to $30.0 million of our common stock as of such date.  This authorization does not obligate us to acquire any particular amount of common stock nor does it ensure that any shares will be repurchased, and it may be suspended at any time at our discretion.

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

Foreign Currency Fluctuations

Approximately 4% of our net sales in 2011 were derived from operations outside the United States and were denominated in Japanese Yen.  None of our international cost structure is denominated in currencies other than the U.S. dollar.  As a result, we are subject to fluctuations in sales and earnings reported in U.S. dollars due to changing currency exchange rates.  We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

Cash Flow

Year ended December 31, 2011.  For the year ended December 31, 2011, net cash provided by operating activities was $19.4 million.  The primary sources of cash were $10.0 million in net income, including the effect of: (i) adjusting for non-cash items; (ii) an increase in accounts payable and accrued liabilities through timing of payments for operational, promotional and inventory purchases; (iii) a decrease in accounts receivable through improvement in our DSO from 72 days to 65 days; (iv) a decrease in income taxes receivable; and (v) a decrease in inventory through an increase in our inventory turn ratio from 4.2 to 5.2.

Net cash used in investing activities was $0.8 million for the year ended December 31, 2011.  This was due to costs associated with software and IT upgrades and investments in licenses and patent-related intellectual property during the year ended December 31, 2011.  We anticipate spending approximately $2.9 million for total capital expenditures in 2012 primarily for planned investments in an e-Commerce platform and fulfillment center, and software and IT upgrades.

Net cash provided by financing activities was $1.3 million for the year ended December 31, 2011.  This was primarily due to proceeds received from the exercise of stock options, which was partially offset by the principal payments made on our capital lease obligations during the year ended December 31, 2011.

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

Related Party Transactions

Cobrek Pharmaceuticals, Inc.

From November 2010 through March 2011, we entered into consulting arrangements with certain individuals affiliated with Cobrek Pharmaceuticals, Inc. (“Cobrek”) to provide consulting services to us.  These individuals include: (i) Cobrek’s Vice President of Regulatory Affairs and Quality Assurance; (ii) the Chairman of the board of directors of Cobrek; (iii) a member of the board of directors of Cobrek; and (iv) a senior consultant to Cobrek.  For the year ended December 31, 2011, we recorded $0.9 million in aggregate fees and related expenses for consulting services provided by these four consultants.  For the year ended December 31, 2010, we recorded $36,000 in fees and related expenses for consulting services provided by one of the consultants, which were recorded as a component of “Selling, general and administrative expenses.”  As of December 31, 2011 and 2010, amounts due to the four consultants aggregated $0.1 million and $36,000, respectively, and are included in “Amounts due to related parties” in the Consolidated Balance Sheets.

We may enter into an additional consulting arrangement with Cobrek itself and may engage other employees or consultants of Cobrek to provide information and/or other services to us.  In addition to the four consultants mentioned above, Albert F. Hummel, our President and Chief Executive Officer and member of our Board of Directors, is also the Chief Executive Officer, a member of the board of directors and a holder of more than 10% of the outstanding stock of Cobrek.  For the years ended December 31, 2011 and 2010, we recorded $0.2 million and $0.1 million, respectively, in fees and related expenses for consulting services provided by Mr. Hummel prior to entering into an employment arrangement and subsequent employment agreement with him.  These expenses were recorded as a component of “Selling, general and administrative expenses.”   As of December 31, 2010, the $0.1 million in fees due to Mr. Hummel, were included in “Amounts due to related parties” in the Consolidated Balance Sheets.  See Note 10, “Albert F. Hummel Employment Agreement” in our Notes to Consolidated Financial Statements for further information.

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

Termination of 2006 Services Agreement

On September 2, 2010, we exercised our right to terminate the 2006 Agreement with Zein E. Obagi, MD Inc. (“Obagi Inc.”), Zein Obagi (“Dr. Obagi” and, together with Obagi Inc., the “Obagi Entities”), Samar Obagi, the Zein and Samar Obagi Family Trust and Skin Health Properties, Inc. (“the Marketer”) (collectively, the “Dr. Obagi Parties”), effective as of October 4, 2010.  In connection with the termination of the 2006 Agreement, we accelerated the payment of $0.5 million in certain fees and expenses (included within “Research and development expenses”) during the third quarter 2010, that otherwise would have been paid during the remainder of the original term, which was for five years and would have otherwise ended on June 29, 2011.  No additional amounts were paid to the Dr. Obagi Parties as a result of the termination.  In addition, as a result of the termination, we determined that our leasehold improvements in connection with a lease with the Marketer was impaired, resulting in the write-off of $0.3 million in leasehold improvements at the Beverly Hills property and $0.2 million in prepaid rent (included within “Selling, general and administrative expenses”).

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

We entered into a Settlement and Release Agreement with Zein E. Obagi, M.D., Zein E. Obagi, M.D., Inc., ZO Skin Health, Inc., Skin Health Properties, Inc., the Zein and Samar Obagi Trust, and Samar Obagi (the “Settlement Agreement”) during the year ended December 31, 2011.  See Note 10, “Litigation” in our Notes to Consolidated Financial Statements for information concerning this matter.

Commitments and Contractual Obligations

Our major outstanding contractual obligations relate to operating leases and capital leases.  These contractual obligations as of December 31, 2011 were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Capital lease obligations	$22	$9	$13	$—	$—
Operating lease obligations	9,511	2,003	2,887	2,347	2,274
Total	$9,533	$2,012	$2,900	$2,347	$2,274

Capital leases.  We lease certain office equipment for use in our operations that are classified under capital leases.  Our payment obligations under capital leases represent both principal and interest at implied fixed rates.  The leases expire through May 2014.

Operating leases.  We lease our corporate offices in Long Beach, California and distribution center in Carson, California under separate leases expiring in October 2018 and October 2013, respectively. In addition, we lease automobiles for our sales representatives and other office equipment generally under 36-month contracts.

Uncertainty in Taxes-   In connection with provisions under ASC 740, at December 31, 2011, we had approximately $0.3 million of long-term liabilities, associated with uncertain tax positions.  The table above does not reflect our uncertain tax liability as the resolution of the balance, including the timing of payments, is contingent upon various unknown factors, and cannot be reasonably estimated.  Refer to Note 6 to the Consolidated Financial Statements for further information on unrecognized tax benefits.

Recent Accounting Pronouncements

New Accounting Standards

In June 2011, the FASB issued authoritative guidance in ASC 220, Comprehensive Income, on the presentation of other comprehensive income.  The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires an entity to present either one continuous statement of net income and other comprehensive income or two separate, but consecutive, statements.  Further, the guidance requires reclassification adjustments from other comprehensive income to net income to be presented on the face of the financial statements.  However, in December 2011, the FASB issued follow-up guidance to defer the requirement to present reclassification adjustments from other comprehensive income on the face of the financial statements and allow entities to continue to report reclassifications out of accumulated other comprehensive income.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  We will adopt this new guidance beginning the first quarter of the fiscal year ending December 31, 2012, and will apply it retrospectively.

In September 2011, the FASB issued authoritative guidance in ASC 350, with respect to the annual goodwill impairment test that adds a qualitative assessment allowing companies to determine whether they need to perform the two-step impairment test.  The objective of the guidance is to simplify how companies test goodwill for impairment, and more specifically to reduce the cost and complexity of performing the goodwill impairment test.  The guidance may change how the goodwill impairment test is performed, but should not change the timing or the measurement of goodwill impairments.  We elected to adopt this accounting guidance early at the beginning of our third quarter of 2011 on a prospective basis for goodwill impairment tests.  The adoption of this standard did not have an impact on our consolidated financial statements and footnote disclosures.

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

Interest Rate Risk

Our interest income and expense is more sensitive to fluctuations in the general level of U.S. prime rate and LIBOR interest rates than to changes in rates in other markets.  Changes in U.S. LIBOR interest rates affect the interest earned on our cash and cash equivalents.  At December 31, 2011, we had approximately $35.0 million of cash and cash equivalents.  If the interest rates on our cash and cash equivalents were to increase or decrease by 1% for the year, annual interest income would increase or decrease by approximately $0.4 million.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act).  Under the supervision and with the participation of management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that Obagi’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its Report of Independent Registered Public Accounting Firm under Part IV, Item 15 of this Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:    OTHER INFORMATION

Obagi

Resolution of Texas Matter

By letter dated February 29, 2012 the Agency notified the AG that it would be closing its pending investigation and enforcement action against us relating to our promotion, sales and distribution of HQ Products in Texas effective that date and withdrew its April 13, 2011 referral of the matter to the AG.  The Agency based its decision on:  (i) a directive that the Agency set priorities for enforcement and allocate its resources and concentrate its efforts on cases that represent the greatest risk to public health and safety; (ii) a FDA Q&A document issued in 2010 wherein the FDA acknowledged the potential medical benefits of hydroquinone-containing products for a certain medical condition, the uncertainty of the public health risks associated with the ingredient and its intent to conduct long term studies through the NTP; and (iii) its acknowledgment of the relevance of the FDA’s CPG policy statement that FDA has been using to guide its staff and industry concerning the FDA’s enforcement priorities for unapproved drug products.  The Agency also noted that it did not have sufficient evidence to conclude that there is an immediate risk to public health and safety from the topical use of products containing hydroquinone.  No monetary penalties or other administrative fees were levied against us as the result of the Agency’s investigation and no lawsuit was ever filed by the AG against us.  Beginning in April 2011 we voluntarily ceased selling any products containing 4% hydroquinone into the state of Texas.  In addition, we implemented a plan that enabled our customers in Texas to return any of these products (that had not otherwise been detained) currently in their possession in exchange for a credit or refund.  Now that the investigation has been completed and the complaint withdrawn, we will evaluate the appropriate time for re-introducing our products containing 4% hydroquinone into the market.

California Inquiry

In February 2012 we received a Subpoena to Answer Interrogatories and Produce Documents from the CAG in connection with an investigation of our business practices. The subpoena seeks information and documents relating to our belief that our HQ Products are not new drugs that require pre-market review and marketing approval by the FDA.  The subpoena also requests information and documents concerning the methods by which we promote, market and sell our HQ Products, the identities of persons who dispense our HQ Products in California, the amount of HQ Products we sell in California, complaints we have received and adverse event reports concerning our HQ Products, communications to and from the FDA regarding the safety and effectiveness of our HQ Products, and certain other information regarding our HQ Products.

We have had discussions with the CAG’s office in an attempt to better understand the concerns of the CAG’s investigation.  We expect to continue to have discussions with the CAG’s office and to cooperate fully with the CAG’s investigation.

Although we are in discussions with the CAG on this matter, no resolution has been reached and based upon the information and documents requested by the CAG it is possible that the CAG could seek to limit or prohibit sales of our HQ Products in or from California or force us to change the methods by which we promote, market, sell and distribute our HQ Products in or from California.  During our fiscal years 2011 and 2010, approximately 40% and 43%, respectively, of our aggregate net sales came from sales of our HQ Products.  In the event the CAG takes actions that cause us to limit or cease our sales of our HQ Products in or from California or require us to materially change the methods by which we promote, market, sell and distribute our HQ Products in or from California, it could have a material adverse effect on our results of operations and financial condition.

It is possible that after any NTP studies are completed the FDA may conclude that we are required to file an NDA for our HQ Products.  The FDA could allow us to continue to sell our HQ Products while we seek to obtain approval of our NDA.  However, the FDA could limit or prohibit sales of our HQ Products until such time as we obtain approval of our NDA.  If we are required to file an NDA for our HQ Products, we cannot provide assurance that we will be able to complete the testing required to submit the NDA, that we will be able to submit the NDA on a timely basis, if at all, or that we will be able to obtain FDA approval of our NDA.

Increase in Stock Repurchase Program

On October 26, 2010, we announced that our Board of Directors authorized us to repurchase up to $45.0 million of our common stock, depending on market conditions and other factors.  Share repurchases could include the repurchase of shares from selling stockholders in connection with a secondary offering as well as repurchases made through open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.  During the fourth quarter ended December 31, 2010, we repurchased 3,556,910 shares of our outstanding common stock from certain selling stockholders for a cost of $35.0 million.  No repurchases were effected during the year ended December 31, 2011, leaving us with $10.0 million available for repurchases under the program.  On March 6, 2012, our Board authorized a $20.0 million increase to our stock repurchase program, resulting in the availability to repurchase up to $30.0 million of our common stock as of such date.  This authorization does not obligate us to acquire any particular amount of common stock nor does it ensure that any shares will be repurchased, and it may be suspended at any time at our discretion.

OPO

e-Commerce

       On March 6, 2012, OPO entered into License Agreement with Koogly.  Under the License Agreement, Koogly will develop, install, maintain and host software for OPO that will enable end users to acquire our products through the Obagi website, assist end users in obtaining prescriptions from their physicians for any of our prescription-based products, allow us to track and manage online orders and provide warehouse management functionality.  Koogly will grant a license to OPO to use the software, which license will become perpetual and irrevocable upon payment by OPO to PMC of a one-time license fee of $1.4 million.  OPO paid Koogly half of the license fee upon execution of the License Agreement and will pay the remaining half of such fee after it receives the software from Koogly and has had the opportunity to test and use it for a 90 day period, which period may be extended to correct and retest any defects in the software.  In addition, OPO has agreed to pay Koogly a royalty on net sales of Obagi products that are sold through the Obagi website during the term of the License Agreement.  OPO may request a copy of the software, including the object and source code, at any time, however, Koogly will no longer be responsible for maintaining the software once OPO has access to the source code.  Koogly has agreed that so long as its affiliate, Bella, is providing services as an authorized distributor of Obagi products pursuant to the Distribution Agreement described below, it will not use the software or any software with features or functionality substantially similar to the software it creates for OPO for the benefit of any third party in connection with the sale of skin care products and will not license, sell or otherwise transfer any such software to a third party unless the third party agrees that it will not use it in connection with the marketing or sale of skin care products. The term of the License Agreement is seven years.  Thereafter, the License Agreement may be renewed upon mutual agreement of Koogly and OPO.  Either party has the right to terminate the License Agreement upon prior written notice in the case of a breach of the agreement by the other party and failure to cure such breach within a specified period.  In addition, OPO may terminate the License Agreement if Koogly has not delivered the software within 12 months or, if once delivered and used in a commercial environment, the software is unavailable for five consecutive days.

In conjunction with the execution of the License Agreement, on March 6, 2012, OPO entered into the Distribution Agreement with Bella, an affiliate of Koogly.  Under the Distribution Agreement, OPO has appointed Bella as an authorized distributor of Obagi products solely through its www.bellarx.com website and solely to end users in the United States.  Bella’s website will be dedicated only to the sale of Obagi products and to assisting end users who do not yet have a prescription for Obagi products in obtaining such a prescription.  Bella and OPO have agreed to co-locate new warehousing and fulfillment operations to facilitate their obligations under the Distribution Agreement, but will maintain separate labor and staff.  OPO has agreed that it will not sell products going forward to any distributor who sells Obagi products solely through the Internet at a better price than it sells its products to Bella.  In addition, OPO has provided Bella a minimum annual gross profit guaranty of $250,000.  The term of the Distribution Agreement is also seven years.  Thereafter, the Distribution Agreement may be renewed upon mutual agreement of Bella and OPO.  Either party has the right to terminate the License Agreement upon prior written notice in the case of a breach of the agreement by the other party and failure to cure such breach within a specified period.  In addition, OPO may terminate the Distribution Agreement upon termination of the License Agreement.

Both Koogly and Bella are affiliates of Phoenix Capital Management, LLC and PCM Venture I, LLC, which owns the website www.kwikmed.com.

PART III

ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated into this Report by reference to the definitive proxy statement for our 2012 Annual Meeting of Stockholders (the “Proxy Statement”).

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

(in thousands)	Balance at Beginning of Period	Charged to Cost and Expense	Charged to Contra-Revenue	Deductions	Balance at End of Period
Year ended December 31, 2009
Allowance for doubtful accounts	$787	$1,411	$—	$(666)	$1,532
Allowance for sales returns	451	—	41	—	492
Reserve for inventories	697	1,295	—	(1,394)	598
Valuation allowance for deferred tax assets	52	(5)	—	—	47
Year ended December 31, 2010
Allowance for doubtful accounts	$1,532	$1,531	$—	$(883)	$2,180
Allowance for sales returns	492	—	(225)	—	267
Reserve for inventories	598	1,031	—	1,029)	600
Valuation allowance for deferred tax assets	47	—	—	(47)	—
Year ended December 31, 2011
Allowance for doubtful accounts	$2,180	$74	$—	$(1,084)	$1,170
Allowance for sales returns	267	—	35	—	302
Reserve for inventories	600	790	—	(925)	465

(a)3. Exhibits:

Exhibit	Exhibit title	Where Located
		Form	Exhibit No.	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company.	S-1/A	3.1	11/29/06
3.2	Second Amended and Restated Bylaws of the Company.	8-K	3.1	2/29/08
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company	8-A	3.1	12/23/11
4.1	Specimen Stock Certificate.	S-1/A	4.1	11/29/06

Exhibit	Exhibit title	Where Located
		Form	Exhibit No.	Filing Date	Filed Herewith

4.2	Rights Agreement dated as of December 23, 2011 between the Company and American Stock Transfer & Trust Company, LLC, as rights agent.	8-A	4.1	12/23/11
10.1	OMP, Inc. 2000 Stock Option/Stock Issuance Plan and forms of award agreements.**	S-1	10.1	9/13/06
10.2	Amended and Restated Obagi Medical Products, Inc. 2005 Stock Incentive Plan and forms of award agreements.**	S-1/A	10.2	12/12/06
10.3	Distribution Agreement, by and between the Company and Cellogique Corporation, dated November 10, 2005, as amended.+	S-1/A	10.6	11/15/06
10.4	Know-How and Trademark License Agreement, by and between the Company and Rohto Pharmaceutical Co, Ltd., dated September 13, 2002, as amended.+	S-1/A	10.7	11/15/06
10.5	Employment Agreement, by and between the Company and Steven R. Carlson, dated March 1, 2005.**	S-1	10.13	9/13/06
10.6	Amendment to Employment Agreement by and between the Company and Steven R. Carlson, dated August 6, 2007.**	10-K	10.11	3/15/10
10.7	Consultant Services and Confidentiality Agreement, dated July 18, 2005, by and among the Company, Jose Ramirez, and JR Chem LLC.+	S-1/A	10.20	11/15/06
10.8	Form of indemnification agreement.**	S-1	10.21	9/13/06
10.9	Patent License Agreement by and between the Company and Avon Products, Inc., dated June 26, 2003.+	S-1/A	10.23	11/15/06
10.10	Non-Employee Director Compensation Policy, adopted November 14, 2006, as amended.**	10-Q	10.26	5/8/07
10.11	Second Amendment to Employment Agreement by and between the Company and Steven Robert Carlson dated as of March 1, 2008.**	8-K	10.1	3/7/08
10.12	Lease Agreement between OMP, Inc. and Kilroy Realty, L.P. dated April 30, 2008.	8-K	10.1	5/6/08
10.13	Implementation and Support Agreement by and between the Company and Specialists in Custom Software, Inc., dated June 24, 2008.	10-Q	10.43	8/11/08
10.14	Lease Agreement between OMP, Inc. and Cypress-Southbay, LLC. and related construction rider, dated July 8, 2008.	10-Q	10.44	8/11/08
10.15	Amendment to Lease Agreement between OMP, Inc. and Kilroy Realty, L.P., dated August 6, 2008.	10-Q	10.45	8/11/08
10.16	Amendment and Addendum to Know-How and Trademark License Agreement, by and between the Company and Rohto Pharmaceutical Co, Ltd., dated December 4, 2008.+	10-Q	10.48	11/6/09
10.17	License and Supply Agreement, by and between the Company and Rohto Pharmaceutical Co, Ltd., dated December 4, 2008.+	10-K	10.49	3/13/09
10.18	Amendment and Addendum to Consultant Services and Confidentiality Agreement by and between the Company and Jose Ramirez, and JR Chem LLC.+	10-K	10.52	3/13/09
10.19	Form of Employment Agreement by and between the Company and its executive officers**	8-K	10.53	6/18/09
10.20	Amended Employment Agreement by and between the Company and Preston S. Romm, dated as of June 15, 2009**	8-K	10.54	6/18/09
10.21	Amended Employment Agreement by and between the Company and David S. Goldstein, dated as of June 15, 2009**	8-K	10.55	6/18/09
10.22	Amended Employment Agreement by and between the Company and Laura B. Hunter, dated as of June 15, 2009**	8-K	10.56	6/18/09

Exhibit	Exhibit title	Where Located
		Form	Exhibit No.	Filing Date	Filed Herewith

10.23	Executive Employment Agreement by and between the Company and Albert F. Hummel, dated as of April 21, 2011**	10-Q	10.1	8/5/11
10.24	Amended and Restated Product Supply Agreement between the Company and Triax Pharmaceuticals LLC dated August 24, 2009+	10-Q	10.57	11/6/09
10.25	Amendment No. 2 to Distribution Agreement between the Company and Cellogique Corporation, dated September 26, 2009+	10-Q	10.58	11/6/09
10.26	2010 Performance Incentive Plan**	10-Q	10.37	5/7/10
10.27	Services Agreement by and between the Company and DDN/Obergfel, LLC dated July 1, 2009+	10-K	10.34	3/15/10
10.28	Separation Agreement and Release dated October 15, 2010 by and between the Company and Steven R. Carlson**	S-1	10.35	10/25/10
10.29	Amended and Restated Revolving Credit and Term Loan Agreement dated as of November 3, 2010 between the Company, OMP, Inc., the Lenders and Comerica Bank, as Administrative Agent for the Lenders	10-Q	10.36	11/4/10
10.30	Stock Purchase Agreement dated as of November 15, 2010 by and among Obagi Medical Products, Inc., Stonington Capital Appreciation 1994 Fund, L.P. and The Zein and Samar Obagi Family Trust	8-K	10.1	11/15/10
10.31	2011 Performance Incentive Plan**	10-K	10.38	3/11/11
10.32	Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated as of April 15, 2011, between David S. Goldstein and Obagi Medical Products, Inc.**	8-K	10.1	4/20/11
10.33	First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement	8-K	10.1	5/12/11
10.34	Software License, Development and Services Agreement, dated as of March 6, 2012, by and between OPO, Inc., a wholly-owned subsidiary of Obagi (“OPO”), and Koogly, LLC+				X
10.35	Supply and Distribution Agreement, dated as of March 6, 2012, by and between OPO and Bella Brand, LLC+				X
21.1	Subsidiaries of the Company.	10-K	21.1	3/15/10
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

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

OBAGI MEDICAL PRODUCTS, INC.

Date: March 8, 2012	By:	/s/ Albert F. Hummel
Albert F. Hummel
Chief Executive Officer
(Principal Executive Officer)

Date: March 8, 2012	By:	/s/ Preston S. Romm
Preston S. Romm
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert F. Hummel		March 8, 2012
Albert F. Hummel	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Preston S. Romm		March 8, 2012
Preston S. Romm	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Albert J. Fitzgibbons III		March 8, 2012
Albert J. Fitzgibbons III	Chairman of the Board of Directors

/s/ John A. Bartholdson		March 8, 2012
John A. Bartholdson	Director

/s/ John H. Duerden		March 8, 2012
John H. Duerden	Director

/s/ Edward A. Grant		March 8, 2012
Edward A. Grant	Director

/s/ Ronald P. Badie		March 8, 2012
Ronald P. Badie	Director

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Obagi Medical Products, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Obagi Medical Products, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
March 8, 2012

Obagi Medical Products, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$35,049	$15,139
Accounts receivable	20,985	22,736
Inventories	4,389	4,625
Deferred income taxes	2,894	1,542
Prepaid expenses and other current assets	2,364	2,473
Income taxes receivable	790	2,393
Total current assets	66,471	48,908
Property and equipment, net	2,841	3,254
Goodwill	4,629	4,629
Intangible assets, net	3,538	4,592
Deferred income taxes	—	1,054
Other assets	172	270
Total assets	$77,651	$62,707
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,216	$6,400
Current portion of long-term debt	9	—
Accrued liabilities	5,256	6,332
Income taxes payable	1,725	—
Amounts due to related parties	84	147
Total current liabilities	14,290	12,879
Long-term debt	13	—
Deferred income taxes	906	—
Other long-term liabilities	1,570	1,599
Total liabilities	16,779	14,478
Commitments and contingencies (Note 10)
Stockholders’ Equity
Common stock, $.001 par value; 100,000,000 shares authorized, 23,066,707 and 22,882,658 shares issued and 18,682,721 and 18,499,939 shares outstanding at December 31, 2011 and 2010, respectively	23	23
Additional paid-in capital	63,796	61,173
Accumulated earnings	37,401	27,381
Treasury stock, at cost; 4,367,941 shares at December 31, 2011 and 2010	(40,348)	(40,348)
Total stockholders’ equity	60,872	48,229
Total liabilities and stockholders’ equity	$77,651	$62,707

The accompanying notes are an integral part of these consolidated financial statements.

Obagi Medical Products, Inc.
Consolidated Statements of Income
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009

Net sales	$114,108	$112,763	$104,096
Cost of sales	24,022	23,686	22,039
Gross profit	90,086	89,077	82,057
Selling, general and administrative expenses	71,888	69,373	59,222
Research and development expenses	2,192	3,883	4,407
Income from operations	16,006	15,821	18,428
Interest income	35	89	173
Interest expense	(143)	(71)	(123)
Income before provision for income taxes	15,898	15,839	18,478
Provision for income taxes	5,878	6,348	7,145
Net income	$10,020	$9,491	$11,333

Net income attributable to common shares
Basic	$0.54	$0.44	$0.52
Diluted	$0.54	$0.44	$0.51

Weighted average common shares outstanding
Basic	18,575,333	21,572,870	21,970,491
Diluted	18,670,098	21,816,170	22,022,132

The accompanying notes are an integral part of these consolidated financial statements.

Obagi Medical Products, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands, except share and per share amounts)

							Accumulated Other
	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total

Balances, as of December 31, 2008	22,672,239	$ 23	$ 58,026	$ 6,557	(627,367)	$ (4,016)	$ (69)	$ 60,521
Comprehensive income:
Translation adjustment, net of tax effect	—	—	—	—	—	—	(13)	(13)
Net income for the year ended December 31, 2009	—	—	—	11,333	—	—	—	11,333
Total comprehensive income								11,320
Issuance of vested restricted stock units	32,500	—	—	—	—	—	—	—
Issuance of vested restricted stock	18,999	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	150	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(183,664)	(1,332)	—	(1,332)
Tax expense related to share based payment arrangements	—	—	(140)	—	—	—	—	(140)
Stock-based compensation expense	—	—	1,619	—	—	—	—	1,619
Balances, as of December 31, 2009	22,723,888	23	59,505	17,890	(811,031)	(5,348)	(82)	71,988
Comprehensive income:
Translation adjustment, net of tax effect	—	—	—	—	—	—	2	2
Loss on dissolution of foreign subsidiary	—	—	—	—	—	—	80	80
Net income for the year ended December 31, 2010	—	—	—	9,491	—	—	—	9,491
Total comprehensive income								9,573
Issuance of vested restricted stock	24,330	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	119,662	—	1,069	—	—	—	—	1,069
Repurchase of vested stock options	—	—	(737)	—	—	—	—	(737)
Repurchase of common stock	—	—	—	—	(3,556,910)	(35,000)	—	(35,000)
Tax benefit related to share based payment arrangements	—	—	94	—	—	—	—	94
Stock-based compensation expense	—	—	1,242	—	—	—	—	1,242
Balances, as of December 31, 2010	22,867,880	23	61,173	27,381	(4,367,941)	(40,348)	—	48,229
Comprehensive income:
Net income for the year ended December 31, 2011	—	—	—	10,020	—	—	—	10,020
Issuance of vested restricted stock	14,778	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	168,004	—	1,279	—	—	—	—	1,279
Tax benefit related to share based payment arrangements	—	—	37	—	—	—	—	37
Stock-based compensation expense	—	—	1,307	—	—	—	—	1,307
Balances, as of December 31, 2011	23,050,662	$ 23	$ 63,796	$ 37,401	(4,367,941)	$ (40,348)	$ —	$ 60,872

The accompanying notes are an integral part of these consolidated financial statements.

Obagi Medical Products, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$10,020	$9,491	$11,333
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,862	1,946	2,339
Impairment of intangible assets	920	—	—
Write-off of prepaids and deposits	—	153	441
(Gain) loss on disposal of assets	(38)	466	56
Loss on dissolution of foreign subsidiary	—	80	—
Provision for doubtful accounts	108	422	786
Deferred income taxes	607	618	142
Stock compensation expense	1,307	1,242	1,619
Changes in operating assets and liabilities
Accounts receivable	1,643	1,082	(4,378)
Accounts receivable from related parties	—	97	421
Income taxes receivable	1,603	(1,663)	1,341
Inventories	236	1,603	617
Prepaid expenses and other current assets	109	(111)	(33)
Other assets	13	56	463
Accounts payable	816	(1,464)	1,386
Accrued liabilities	(1,447)	1,678	1,267
Income taxes payable	1,725	(1,159)	1,159
Amounts due to related parties	(63)	(105)	(64)
Other long-term liabilities	(29)	44	39
Net cash provided by operating activities	19,392	14,476	18,934
Cash flows from investing activities
Purchase of property and equipment	(478)	(351)	(960)
Disposal of property and equipment	54	139	—
Purchase of other intangible assets	(367)	(401)	(446)
Purchase of short-term investments	—	—	(2,000)
Proceeds from maturity of short-term investments	—	5,743	2,257
Net cash (used in) provided by investing activities	(791)	5,130	(1,149)
Cash flows from financing activities
Principal payments on capital lease obligations	(7)	(18)	(23)
Proceeds from the exercise of stock options	1,279	1,069	—
Tax benefit (expense) related to share-based payment arrangements	37	94	(140)
Debt issuance costs for line of credit	—	(92)	—
Repurchase of vested stock options	—	(737)	—
Repurchase of common stock	—	(35,000)	(1,332)
Net cash provided by (used in) financing activities	1,309	(34,684)	(1,495)
Effect of exchange rate changes on cash and cash equivalents	—	2	(13)
Net increase (decrease) in cash and cash equivalents	19,910	(15,076)	16,277
Cash and cash equivalents at beginning of year	15,139	30,215	13,938
Cash and cash equivalents at end of year	$35,049	$15,139	$30,215

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest, net of amount capitalized	$56	$87	$19
Income taxes, net of refunds	$3,136	$8,715	$6,041

The accompanying notes are an integral part of these consolidated financial statements.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Note 1: The Company

Obagi Medical Products, Inc. (the “Company”) is a specialty pharmaceutical company that develops, markets and sells proprietary topical aesthetic and therapeutic prescription-strength skin care systems in the physician-dispensed market.  The Company is incorporated under the laws of the state of Delaware.  The Company markets its products through its own sales force throughout the United States, and through 18 distribution and primarily one licensing partner in 43 other countries in regions, including North America, Europe, Asia, the Middle East and Central America.  The Company also licenses certain non-prescription product concepts under the Obagi trademark to a large Japanese-based pharmaceutical company for sale through consumer distribution channels in Japan.

Secondary Public Offering

On November 24, 2010, the Company completed a registered public offering of 2,690,244 shares of its common stock by selling stockholders, at a public offering price of $10.25 per share.  The Company did not receive any proceeds from the sale of shares by the selling stockholders in the secondary offering.

Following the completion of the secondary offering, the Company repurchased the remaining shares of its common stock owned by two former stockholders, the Stonington Capital Appreciation 1994 Fund, L.P. (the “Stonington Fund”) and the Zein and Samar Obagi Family Trust (collectively, the “selling stockholders”), pursuant to a Stock Purchase Agreement (see Note 9).

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Obagi Medical Products, Inc. and its wholly owned subsidiary, OMP, Inc.  The consolidated financial statements of OMP, Inc. include the accounts of its wholly owned subsidiaries and its majority-owned subsidiary, Obagi (S) Pte Ltd. (“Obagi Singapore”), through June 10, 2010.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash equivalents include demand deposits and short-term investments with a maturity of three months or less when purchased.  The Company maintains its cash deposits at numerous banks located throughout the United States, which at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk.  At December 31, 2011 and 2010, cash on deposit was in excess of the federally insured limit of $250.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Accounts Receivable

The Company performs periodic credit evaluations of the financial condition of its customers, monitors collections and payments from customers, and generally does not require collateral.  Receivables are generally due within 30 days.  However, in light of the recent recession and corresponding tightening of credit, and to remain competitive in the marketplace, for certain selected customers who the Company deemed to be creditworthy, based upon their prior payment history, the Company extended its standard payment terms to 60 days for selected product purchases made in connection with specific sales promotions.  Such extension did not represent a permanent change to the payment terms for such customers, but, rather, was applicable only to specified purchases made by such customers in connection with the relevant sales promotion.

The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts.  The Company writes off an account when it is considered to be uncollectible.  The Company estimates its allowance for doubtful accounts based on historical write-offs as a percentage of product sales, adjusted specifically for accounts that are past due, non-performing, in bankruptcy or otherwise identified as at risk for potential credit loss. To date, losses have been within the range of management’s expectations.  The allowance for doubtful accounts as of December 31, 2011 and 2010 was $1,170 and $2,180, respectively.  The Company estimates its sales returns based on its historical rate of returns as a percentage of net product sales, excluding returns and allowances and shipping and handling revenue, historical aging of returns, the Company’s return policy and current market conditions.  See “Revenue Recognition” below for further discussion of allowance for sales returns.

Concentrations of credit risk, with respect to trade receivables, are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different geographic regions.  As of December 31, 2011 and 2010, no single customer represented more than 6% of the net accounts receivable balance.

Inventories

Inventories consist of raw materials and finished goods that are manufactured both through contracted third party manufacturers and in-house (through July 2011) and that are purchased from third parties and are valued at the lower of cost or market.  Cost is determined by the first-in, first-out method.

Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices.  Inventory reserves are measured as the difference between cost of inventory and the estimated net realizable value.  Provisions for inventory reserves are charged to cost of sales and establish a lower cost basis for the inventory.  The Company’s estimated inventory reserve is provided for in the consolidated financial statements and actual reserve requirements have approximated management’s estimates.

Impairment of Long-lived Assets

The Company periodically assesses potential impairments of its long-lived assets in accordance with the provisions of Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment (“ASC 360”).  An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Factors considered by the Company include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends.  When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will assess the recoverability of the assets by estimating the future undiscounted operating cash flows expected to result from the use of the asset and its eventual disposition.  If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss.  An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows, if not.  To date, the Company has not recognized an impairment charge related to its long-lived assets.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, as follows:

Furniture and fixtures	3-5 years
Computer software and equipment	3-5 years
Lab and office equipment	3 years
Leasehold improvements	Lesser of useful life or term of lease (3-10 years)
Capital lease (office equipment)	Lesser of useful life or term of lease (3-5 years)

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

Goodwill and Other Intangibles

ASC 350, Intangibles – Goodwill and Other (“ASC 350”), requires the Company to test goodwill for impairment on an annual basis and more frequently if there is reason to suspect that the value has been diminished or impaired, with any corresponding write-downs recognized as necessary.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance in ASC 350, with respect to the annual impairment test that adds a qualitative assessment which allows companies to determine whether they need to perform the two-step impairment test.  The Company elected to adopt this accounting guidance early at the beginning of its third quarter of 2011 on a prospective basis for goodwill impairment tests.  The guidance under ASC 350 gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more than likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the guidance requires that goodwill be tested for impairment using a two-step process.  However, if an entity concludes otherwise, then it is not required to perform the two-step process.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The Company has selected September 30 as the date on which it performs its annual goodwill impairment assessment.  The entire balance of goodwill of $4,629 is attributable to the Company’s largest reporting unit, which is also an operating segment, the physician-dispensed segment (see Note 12).  The Company first performed the qualitative assessment to determine the need, if any, to perform the two-step impairment test, due to the following: (i) the historical significant excess of the fair value of its physician-dispensed reporting unit over its carrying value; (ii) its history of no impairment charges related to goodwill; (iii) its continued growth and the positive operating results of its physician-dispensed business; (iv) its brand recognition; and (v) its position as the market leader in the physician-dispensed channel.  The Company’s qualitative assessment of its physician-dispensed segment as of September 30, 2011 considered its current and projected operating results, its continued growth in spite of a slow-growth economy, current and future economic, market and competitive conditions, and its current strategic initiatives.  Based on the Company’s qualitative assessment, it determined that the fair value of its physician-dispensed segment continued to exceed the carrying amount of its goodwill by a significant margin.  As a result, the Company did not conduct the two-step impairment test on its goodwill balance.  There were no impairment triggers subsequent to September 30, 2011 through the date of this annual report on Form 10-K.  Based on the Company’s analyses, no goodwill impairment charges were recognized for the years ended December 31, 2011, 2010 and 2009.

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

Other intangible assets consist of trademarks, distribution rights, covenants not-to-compete, patents, customer lists, and proprietary formulations.  Other intangible assets are amortized over the expected period of benefit using the straight-line method over the following lives: trademarks (20 years); distribution rights (ten years); covenants not-to-compete (seven years); other intangible assets (three to 17 years).  In accordance with ASC 360, long-lived assets (including intangible assets that are amortized) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as a significant sustained change in the business climate.  If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value.  If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows.

In April 2011, the sublicensee of the Company’s non-exclusive right to market and sell any and all products marked under the “Obagi” brand containing a specific range of Kinetin concentration in Japan, ceased the manufacture and distribution of products containing the Kinetin concentration in February 2011.  See “Intangible Assets – Impairment of License” below for further discussion.  There were no other indicators of impairment noted, and therefore no tests were performed for other definite-lived intangible assets, during the years ended December 31, 2010 and 2009.

Intangible Assets

At December 31, 2011 and 2010, the carrying amounts and accumulated amortization of intangible assets were as follows:

	December 31, 2011			December 31, 2010
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Trademarks	$7,700	$(5,140)	$2,560	$7,530	$(4,770)	$2,760
Licenses	100	(58)	42	1,375	(926)	449
Other intangible assets	2,189	(1,253)	936	3, 511	(2,128)	1,383
	$9,989	$(6,451)	$3,538	$12,416	$(7,824)	$4,592

During the years ended December 31, 2011 and 2010, the Company wrote off expired and fully amortized licenses and other intangible assets of $999 and $3,316, respectively.  In addition, the Company wrote off legal expenses associated with abandoned trademarks, resulting in a loss on disposal of $16 and $3, for the years ended December 31, 2011 and 2010, respectively.  During the year ended December 31, 2011, the Company recorded an impairment charge of $382 for abandoned patents.  Amortization expense related to all intangible assets, including certain amounts reflected in cost of sales, for the years ended December 31, 2011, 2010 and 2009 was $644, $741 and $777, respectively.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Future estimated aggregate amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2012	$597
2013	594
2014	567
2015	565
2016	565
Thereafter	650
$3,538

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

In April 2011, the sublicensee communicated to the Company that it had ceased the manufacture and distribution of products containing the Kinetin concentration in February 2011.  In addition, neither the Company nor the sublicensee has current plans to develop or distribute products containing the Kinetin concentration in the future.  As a result, the Company recorded an impairment charge of $522, consisting of the unamortized net book value of the initial license fee and the obligation for additional payments for which there is no future benefit.  The impairment charge was recorded as a component of “Selling, general and administrative expenses” during the year ended December 31, 2011.

Debt Issuance Costs

Direct costs incurred in connection with indebtedness agreements are capitalized as incurred and amortized using the effective interest method over the term of the related indebtedness.  Debt issuance costs are included in “Other assets” and represent fees and other costs incurred in connection with the Amended and Restated Credit and Term Loan Agreement, as amended, dated as of November 3, 2010, among the Company, Comerica Bank and other financial institutions signatory thereto (the “Credit and Term Loan Agreement”).

The Company has capitalized a total of $124 in debt issuance costs related to the Credit and Term Loan Agreement.  The amortization of debt issuance costs is included as a component of “Interest expense” in the Consolidated Statements of Income.  At December 31, 2011 and 2010, the Company had debt issuance costs of $18 and $103, respectively.  Amortization of debt issuance costs was $84, $21 and $6 for the years ended December 31, 2011, 2010 and 2009, respectively.

Income Taxes

Income taxes are determined using an annual effective tax rate, which generally differs from the United States federal statutory rate, primarily because of state taxes and research and development tax credits.  The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

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

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and accounts receivable. The carrying values of cash and cash equivalents and accounts receivable approximate their fair values.

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

For leases with renewal periods at the Company’s option, the Company generally considers the lease term to comprise only the initial lease term as exercise of the renewal options are not considered to be reasonably assured at lease inception.  However, if failure to exercise a renewal option imposes an economic penalty of sufficient magnitude to the Company, then the renewal at inception is reasonably assured and will be included in the determination of the appropriate lease term.

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

The Company’s domestic sales agreements do not provide for rights of return or price protection.  However, the Company may approve returns on a case-by-case basis at its discretion.  Based on the Company’s historical experience, such returns generally approximate 1.2% of the Company’s net product sales, excluding returns and allowances and shipping and handling revenue.  Certain international distribution agreements do provide for rights of return and price protection.  Generally, such return rights are for a period of not more than 90 days after shipment.  In accordance with ASC 605-15, Revenue Recognition - Products (“ASC 605-15”), the Company continuously monitors and tracks product returns and records a provision for the estimated future amount of such returns, based on historical experience and any notification received of pending returns.  The allowance for sales returns as of December 31, 2011 and 2010 was $302 and $267, respectively, and was recorded as a reduction to revenue.  The Company does not grant any warranty provisions on its products.  The Company provides for discounts and allowances based on historical experience at the time revenue is recognized as a reduction to revenue.  To date, actual provisions have approximated management’s estimates.

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

In September 2002, the Company entered into a licensing agreement, as amended (as discussed in Note 8) with an international Japanese-based distributor that specializes in the distribution and marketing of over-the-counter (“OTC”) medical oriented products in the drug store and retail channels.  In January 2006, the Company entered into a three-year licensing agreement, renewable by mutual agreement for additional one year periods, with a diversified Japanese consumer products and services company, which also owns and operates a large chain of aesthetic spas in Japan.  In January 2012, the Company did not exercise its option to renew this licensing arrangement.  The Company recognizes royalty revenues related to these licensing agreements based on the respective distributor’s sale of related products.  These royalty revenues are recognized as earned and are based upon a predetermined rate within the respective licensing agreement.

Included in revenues are fees charged to customers for shipping and handling.  Such revenues amounted to $1,814, $2,146 and $2,201 for the years ended December 31, 2011, 2010 and 2009, respectively.  Shipping and handling costs incurred in a sales transaction to ship products to customers are included as a component of “Cost of sales.”

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

In connection with the exit of the pharmacy channel, during the year ended December 31, 2009, the Company recorded charges approximating $769, relating to contractual deposits, obsolete selling materials and other contract termination fees (included within “Selling, general and administrative expenses” in the Consolidated Statements of Income), primarily relating to the Company’s contract sales force that was dedicated to selling SoluCLENZ and the termination of certain contractual obligations related to SoluCLENZ.  In addition, during the three months ended March 31, 2009, the Company reserved approximately $440 in inventory (included within “Cost of sales” in the Consolidated Statements of Income).  During the three months ended December 31, 2009, the Company informed its SoluCLENZ distributors that it would no longer issue credit for returned inventory.  As a result, the Company recognized $221 in revenue, previously recorded as an accrued liability to be paid to distributors for remaining inventory on hand, during the three months ended December 31, 2009.  SoluCLENZ revenues are included in the “Physician-dispensed” segment under the “Therapeutic” product category (see Note 12).

Charges and write-off related to International Distributor

During the year ended December 31, 2010, the Company recognized $662 in charges related to a non-performing international distributor.  The charges are composed of a $151 reserve on inventory shipped to the distributor, for which no revenue was recognized, and a $511 write-off of the distributor’s outstanding receivable balance.  The Company terminated its distribution agreement with this distributor on November 24, 2010.  Sales and gross profit associated with this distributor, who solely received product from the Company’s physician-dispensed operating segment, were not significant to the Company’s physician-dispensed operating segment’s results.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Advertising Costs

Advertising costs are expensed the first time the advertising takes place.  Advertising costs incurred for the years ended December 31, 2011, 2010 and 2009 were approximately $422, $425 and $414, respectively.  Advertising costs are recorded as a component of “Selling, general and administrative expense.”

Foreign Currency Translation

The financial statements of subsidiaries outside the United States are measured using the local currency as the functional currency.  Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date.  Revenue and expense items are translated at average monthly rates of exchange.  The resultant translation adjustments are recorded in comprehensive income, a separate component of stockholders’ equity.  Such adjustments amounted to an unrealized loss of $2 and $13 for the years ended December 31, 2010 and 2009, respectively, which were net of a $1 tax expense and an $8 tax benefit, respectively.

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

Stock-based Compensation

The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees in accordance with the provisions of ASC 718, Compensation – Stock Compensation.  The resulting compensation expense is recognized on the straight-line basis over the requisite service period, which equals the option vesting term, generally three years.

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

Under the treasury stock method, the assumed proceeds calculation includes: (i) the actual proceeds to be received from the employee upon exercise; (ii) the average unrecognized compensation cost during the period; and (iii) any tax benefits that will be credited upon exercise to additional paid-in capital.  Basic and diluted earnings per common share were calculated using the following share information for the years ended December 31, 2011, 2010 and 2009:

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009

Weighted average shares outstanding - basic	18,575,333	21,572,870	21,970,491
Effect of dilutive stock options	94,765	243,300	51,641
Weighted average shares outstanding - diluted	18,670,098	21,816,170	22,022,132

For the years ended December 31, 2011, 2010 and 2009, diluted earnings per share do not include the impact of common stock options and restricted stock units then outstanding of 1,043,392, 451,000 and 1,491,396, respectively, as the effect of their inclusion would be anti-dilutive.

New Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance in ASC 220, Comprehensive Income, on the presentation of other comprehensive income.  The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires an entity to present either one continuous statement of net income and other comprehensive income or two separate, but consecutive, statements.  Further, the guidance requires reclassification adjustments from other comprehensive income to net income to be presented on the face of the financial statements.  However, in December 2011, the FASB issued follow-up guidance to defer the requirement to present reclassification adjustments from other comprehensive income on the face of the financial statements and allow entities to continue to report reclassifications out of accumulated other comprehensive income.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  The Company will adopt this new guidance beginning the first quarter of the fiscal year ending December 31, 2012, and will apply it retrospectively.

In September 2011, the FASB issued authoritative guidance in ASC 350, with respect to the annual goodwill impairment test that adds a qualitative assessment allowing companies to determine whether they need to perform the two-step impairment test.  The objective of the guidance is to simplify how companies test goodwill for impairment, and more specifically to reduce the cost and complexity of performing the goodwill impairment test.  The guidance may change how the goodwill impairment test is performed, but should not change the timing or the measurement of goodwill impairments.  The Company elected to adopt this accounting guidance early at the beginning of its third quarter of 2011 on a prospective basis for goodwill impairment tests.  The adoption of this standard did not have an impact on the Company’s consolidated financial statements and footnote disclosures.  See Note 2 – Summary of Significant Accounting Policies – Intangible Assets, for further discussion.

Note 3: Composition of Certain Financial Statement Captions

	December 31,
	2011	2010
Accounts receivable
Accounts receivable	$22,457	$25,183
Less allowance for doubtful accounts and sales returns	(1,472)	(2,447)
	$20,985	$22,736

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

	December 31,
	2011	2010
Inventories
Raw materials	$1,020	$770
Finished goods	3,834	4,455
	4,854	5,225
Less reserve for inventories	(465)	(600)
	$4,389	$4,625

	December 31,
	2011	2010
Property and equipment
Furniture and fixtures	$740	$739
Computer software and equipment	3,757	4,400
Lab and office equipment	464	509
Leasehold improvements	2,200	2,658
Capital lease (office equipment)	29	—
Construction in progress	62	10
	7,252	8,316
Less accumulated depreciation	(4,411)	(5,062)
	$2,841	$3,254

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $1,112, $1,184 and $1,556, respectively.  At December 31, 2011, accumulated depreciation for assets under capital lease was $7.

During the year ended December 31, 2010, the Company recorded a loss on disposal of fixed assets of $463.  In September 2010, the Company exercised its right to terminate the Agreement dated as of June 29, 2006 (the “2006 Agreement”) with Zein E. Obagi, MD Inc. (“Obagi Inc.”), Zein Obagi (“Dr. Obagi” and, together with Obagi Inc., the “Obagi Entities”), Samar Obagi, the Zein and Samar Obagi Family Trust and Skin Health Properties, Inc. (“the Marketer”) (collectively, the “Dr. Obagi Parties”) effective as of October 4, 2010.  See Note 9 for further discussion.  As a result of the termination, the Company determined that its leasehold improvements in connection with a lease agreement with the Marketer for certain property located in Beverly Hills, California were impaired, resulting in the write-off of $258 during the year ended December 31, 2010.  The remaining loss on disposal of fixed assets of $205 related to the disposal of manufacturing and computer equipment.

During the year ended December 31, 2009, the Company recorded a loss on disposal of fixed assets of $56.  Losses on the disposal of fixed assets are reported as a component of “Selling, general and administrative expenses.”

	December 31,
	2011	2010
Accrued liabilities
Salaries and related benefits	$3,406	$4,748
Other	1,850	1,584
	$5,256	$6,332

	December 31,
	2011	2010
Other Long-Term Liabilities
Lease liabilities (Note 10)	$1,317	$1,403
Other	253	196
	$1,570	$1,599

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Note 4: Revolving Credit Facility and Term Loans and Capital Lease Obligations

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

Any borrowings under the Facility and Term Loans will bear variable interest based on a margin, at the Company’s option, over prime rate or LIBOR as defined in the Credit and Term Loan Agreement.  All amounts borrowed under the Credit and Term Loan Agreement are secured by a first priority security interest in all of the Company’s tangible and intangible assets.  Commencing January 2011, the Company must pay a revolving credit facility fee annually in arrears of $55.  The Credit and Term Loan Agreement contains certain financial and non-financial covenants.  Non-financial covenants include, among other things, monthly and quarterly reporting of a listing of the Company’s intellectual property.  Financial covenants include requirements for maintaining: (i) a minimum quick ratio; (ii) a maximum ratio of total liabilities to net worth; and (iii) a minimum adjusted EBITDA amount; as well as limitations on (a) annual capital expenditures, (b) asset- or equity-based investments, (c) stock repurchases, which may not exceed $50,300, (d) dividend distributions, which may not exceed 25% of net income for the preceding fiscal year, and (e) joint venture investments, which may not exceed $2,000.  In March 2012, the Company received a commitment from Comerica Bank to amend certain terms of the Credit and Term Loan Agreement.  See Note 15 for further information.

As of December 31, 2011 and 2010, the Company did not have an outstanding balance on its Facility or Term Loans.  If the Company had a balance on its Facility or Term Loans as of December 31, 2011, the applicable variable prime rate and LIBOR rates, as defined in the Credit and Term Loan Agreement, would have been 3.25% and 2.13%, respectively.  As of December 31, 2011 and 2010, the Company was in compliance with all financial and non-financial covenants under the Credit and Term Loan Agreement.

The total annual maturities of capital lease obligations as of December 31, 2011 are as follows:

Capital Leases
Year ending December 31,
2012	$10
2013	10
2014	3
23
Less amount representing future interest cost	(1)
22
Less current portion	(9)
$13

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Note 5: Common Stock

Stock Repurchases

On October 26, 2010, the Company announced that its Board of Directors has authorized the Company to repurchase up to $45,000 of its common stock, depending on market conditions and other factors.  Share repurchases have included the repurchase of shares from the selling stockholders following completion of the secondary offering completed in November 2010 (see Note 1), and may include future repurchases made through open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.  This authorization does not obligate the Company to acquire any particular amount of common stock nor does it ensure that any shares will be repurchased, and it may be suspended at any time at the Company’s discretion.  On March 6, 2012 the Company’s Board of Directors increased the amount available to the Company to repurchase its common stock.  See Note 15 for further information.

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

Stockholder Rights Plan

        In December 2011 the Company’s Board of Directors adopted a stockholder rights plan pursuant to which it declared a dividend of one preferred share purchase right for each outstanding share of its common stock, payable to stockholders of record on January 10, 2012.  The rights become exercisable upon the earlier of ten days after a person or group of affiliated or associated persons has acquired 20% or more of the outstanding shares of its common stock or ten business days after a tender offer or exchange offer has commenced that would result in a person or group of affiliated or associated persons beneficially owning 20% or more of its outstanding common stock.  The stockholder rights plan expires upon the earliest of: (i) December 23, 2014, three years from the date of its adoption; (ii) December 23, 2012, if not submitted to stockholders for ratification; and (iii) June 6, 2012, the date of the annual meeting if the Company's stockholders vote against its ratification.  As of December 31, 2011, there were no stockholders who owned 20% or more of the Company’s outstanding shares of common stock.

Note 6: Income Taxes

The current and deferred provision (benefit) for federal and state income taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009
Current
Federal	$4,534	$4,620	$5,797
State	737	1,110	1,206
	5,271	5,730	7,003
Deferred
Federal	487	556	20
State	120	62	122
	607	618	142
	$5,878	$6,348	$7,145

The provision for income taxes differed from the amount that would result from applying the federal statutory rate to pre-tax income for the years ended December 31, 2011, 2010 and 2009 as follows:

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	3.5%	4.8%	4.7%
Research and development credit	(1.6)%	(1.7)%	(1.5)%
Secondary offering costs and stock repurchase	—%	1.6%	—
Other	0.1%	0.4%	0.5%
	37.0%	40.1%	38.7%

The significant components of the net deferred tax assets and liabilities at December 31, 2011 and 2010 were as follows:
	December 31,
	2011	2010
Deferred assets
Financial statement reserves	$781	$899
State taxes	—	30
Trademark expenses	96	117
Compensation expense	2,414	2,105
Prepaid royalty	463	473
Tenant improvement allowance	274	321
Deferred revenue	65	38
Other	461	776
	4,554	4,759
Deferred liabilities
Prepaid expenses	(261)	(289)
State taxes	(23)	—
Depreciation and amortization	(2,282)	(1,874)
	(2,566)	(2,163)
Net deferred assets	$1,988	$2,596

A reconciliation of the beginning and ending amount of unrecognized tax benefits in accordance with the provisions related to uncertain tax positions under ASC 740, Income Taxes, is as follows:

	Year Ended December 31,
	2011	2010	2009

Balance as of January 1	$185	$147	$176
Additions based on tax positions related to the current year	65	78	24
Reductions for tax positions of prior years due to expiration of statutes	(7)	(40)	(53)
Balance as of December 31	$243	$185	$147

Any change in the above unrecognized tax benefits will impact the effective tax rate.

The Company does not believe there will be any material changes in its unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  During the year ended December 31, 2009, the Company recognized approximately $6 in interest and penalties.  As of December 31, 2011 and 2010, accrued interest related to uncertain tax positions were $11 and $12, respectively.

The tax years 2007-2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Note 7: Concentrations of Credit Risk and Significant Customers

For the years ended December 31, 2011, 2010 and 2009, no single customer accounted for 10% or more of the Company’s net sales.

The Company currently has no internal manufacturing capabilities and outsources all of its product manufacturing.  Additionally, the Company does not have long-term contracts with most of these third-party manufacturers.  Although there are a limited number of third-party manufacturers, management believes that other suppliers could provide similar services on comparable terms.  A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

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

Note 8: Royalty Licensee Agreements

Pursuant to the patent license agreement dated June 26, 2003 with a third party, the Company licensed four interlocking method and formulation patents in exchange for non-refundable license fees for the first three years of the agreement.  The agreement also calls for the Company to pay royalties on net sales of products covered by the licensed patents.  Such royalties are to be paid on a quarterly basis.  For the years ended December 31, 2011, 2010 and 2009, related royalties of $363, $404 and $339, respectively, have been included as a component of “Cost of sales.”  The initial term of this agreement was three years but is renewable annually at the option of the Company, provided that the Company pays an annual non-refundable renewal license fee to the licensor.  The patent license agreement may terminate at the licensor’s option upon a merger or acquisition of the Company that is not approved by the licensor, whose approval may not be unreasonably withheld, and may be cancelled by either party upon default.

The Company also competes in the Japanese retail skin care markets through a strategic licensing agreement with Rohto Pharmaceutical Co., Ltd. (“Rohto”).  Rohto is a Japanese pharmaceutical manufacturer and distributor.  Under the agreement, Rohto is licensed to manufacture and sell a series of OTC products developed by it under the Obagi brand name, as well as Obagi-C (a Vitamin C based topical serum in various concentrations), in the Japanese drug store channel and the Company receives a royalty based upon sales of Obagi branded products in Japan by Rohto.  The Company also had other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel, which it chose not to renew in January 2012.

On December 4, 2008, the Company entered into an amendment to the original agreement with Rohto.  The amendment extends the term of agreement to December 4, 2017 and amends the Territory (as defined in the Rohto agreement) to areas outside Japan, subject to separate written agreement(s) to be developed.  The Channel (as defined in the Rohto agreement) has been expanded to include department stores, including mail-order and internet activities to support such expansion, provided that the parties complete a joint development plan.  The parties have also agreed to work together to up-brand the Obagi products sold in the various channels and work cooperatively on messaging, branding and product imaging.  Under the amendment, the Company has also agreed to provide an exclusive royalty bearing license to sell and/or manufacture certain products developed by the Company or Rohto, or jointly developed by the Company and Rohto.

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

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

As consideration for the exclusive license, Rohto will pay a development fee to the Company over a five-year period as well as quarterly royalty fees based on product sales.  If the Bi-Mineral Agreement should be terminated by either party before all five installments of the development fee have been paid or in the event of early termination, then any unpaid installments will become due and payable to the Company ten days before the effective termination date.  The royalty rate is scaled over the term of the agreement.  The Company will record the installments of the development fee as deferred revenue as they are received and will amortize the development fee over the life of the agreement and any royalties received will be recognized as earned.  During each of the years ended December 31, 2011, 2010 and 2009, the Company received a $100 installment of the development fee and recorded the fees as deferred revenue.  Net licensing revenue from skin health systems and products in Japan was approximately $4,431, $4,401 and $4,630 for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 9: Related-party Transactions

Cobrek Pharmaceuticals, Inc.

From November 2010 through March 2011, the Company entered into consulting arrangements with certain individuals affiliated with Cobrek Pharmaceuticals, Inc. (“Cobrek”) to provide consulting services to the Company.  These individuals include: (i) Cobrek’s Vice President of Regulatory Affairs and Quality Assurance; (ii) the Chairman of the board of directors of Cobrek; (iii) a member of the board of directors of Cobrek; and (iv) a senior consultant to Cobrek.  For the year ended December 31, 2011, the Company recorded $875 in aggregate fees and related expenses for consulting services provided by the same four consultants, of which $794 and $81 were recorded as components of “Selling, general and administrative expenses” and “Research and development expenses, respectively.  For the year ended December 31, 2010, the Company recorded $36 in fees and related expenses for consulting services provided by one of the consultants, which were recorded as a component of “Research and development expenses.” As of December 31, 2011 and 2010, amounts due to the four consultants aggregated $84 and $36, respectively, and are included in “Amounts due to related parties” in the Consolidated Balance Sheets.

The Company may enter into an additional consulting arrangement with Cobrek itself and may engage other employees or consultants of Cobrek to provide formulation and/or other services to the Company.  In addition to the four consultants mentioned above, Albert F. Hummel, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors, is also the Chief Executive Officer, a member of the board of directors and a holder of more than 10% of the outstanding stock of Cobrek.  For the years ended December 31, 2011 and 2010, the Company recorded $160 and $111, respectively, in fees and related expenses for consulting services provided by Mr. Hummel prior to entering into an employment arrangement and subsequent employment agreement (see Note 10) with him.  These expenses were recorded as a component of “Selling, general and administrative expenses.”   As of December 31, 2010, the $111 in fees due to Mr. Hummel, were included in “Amounts due to related parties” in the Consolidated Balance Sheets.

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

As mentioned in Note 3, on September 2, 2010, the Company exercised its right to terminate the 2006 Agreement with the Dr. Obagi Parties, effective as of October 4, 2010.  The 2006 Agreement provided, among other things, that the Obagi Entities and/or the Marketer would promote and provide services to support the marketing of the Company’s products, including the oversight of property the Company leased in Beverly Hills, California.  Additionally, the Obagi Entities would have to be available to advise and assist the Company in the formulation and clinical testing of new products and, at the Company’s request, to chair an annual symposium and up to two clinical advisory meetings per year.  The 2006 Agreement also contained provisions protecting the Company’s intellectual property rights, including trademarks, and confidential information, and limiting competition by the Dr. Obagi Parties.  The Company agreed to pay Obagi Inc. an annual retainer of approximately $570.  In addition, the Company agreed to pay Obagi Inc. an annual fee of $200 for the first two years of the 2006 Agreement for the development of Proderm products, a line of skincare products.  At the end of the two years, the Company had the option to continue to sell Proderm products, in exchange for an annual royalty payment.  The Company did not exercise this option.   In addition, the Company agreed to pay Obagi Inc. royalty fees for developing other products identified in the agreement equal to 5% of the Company’s net revenues from sales of those products.  As there were no products commercialized under the 2006 Agreement, the Company did not pay any royalties pursuant to the 2006 Agreement during the years ended December 31, 2010 and 2009.  The Company also agreed to pay certain fees and expenses for certain additional training and educational services and clinical studies, as well as 50% of all invoiced commercially reasonable marketing design and development (not production) expenses associated with the opening of the property in Beverly Hills, up to $100.   The original term of the 2006 Agreement was five years, and would have otherwise ended on June 29, 2011.

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

The Company entered into a lease agreement for the Beverly Hills property described above and a letter agreement with the Marketer as landlord dated June 29, 2006 in connection with the 2006 Agreement.  The lease has a term of five years beginning August 1, 2006.  The base rent under the lease is $87 per year, and could be raised at a rate of 3.5% per year thereafter.   As a result of the termination, the Company determined that the leasehold improvements were impaired resulting in the write-off of $258 in leasehold improvements at the Beverly Hills property and $153 in prepaid rent (included with “Selling, general and administrative expenses”).  During the years ended December 31, 2010 and 2009, the Company recorded $138 and $184 in rent expense related to the agreement, respectively.

The Company also entered into a letter agreement in connection with the lease agreement that relates to leasehold improvements and prepayment of rent.  Under the letter agreement, the Marketer acknowledges that the Company has paid $2,197 in respect of leasehold improvements and prepayment of rent under the lease, and the Company will not be required to pay any additional amounts.

On January 9, 2008, the Company entered into an Assignment Agreement with ZSO, LP, an affiliate of Dr. Obagi, whereby the Company assigned its rights under a construction contract with Legacy Construction (“Legacy”) associated with space the Company leased for its marketing and training center.

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

Pursuant to the 2006 Letter Agreement, as restated in the Indemnification Agreement, the Company was released from any future claims related to, and entitled to reimbursement for, the leasehold improvements of the marketing and training center over and above $1,817.  The Company recorded $335 as a receivable due from Dr. Obagi as the amount was above the cap on leasehold improvements that the Company was responsible for.  As Dr. Obagi disputed the balance due to the Company, as of December 31, 2008, the Company reserved $168 of the balance.  As of December 31, 2009, the Company wrote off the remaining $167 as ZO Skin Health, Inc., filed a complaint in the Superior Court of the State of California, County of Los Angeles, against the Company (see Note 10).  Payments in the amount of approximately $340 over and above the $1,817 amount of leasehold improvements that the Company was responsible were never repaid by the Dr. Obagi Parties.  Despite the amounts due from Dr. Obagi relating to the excess amount of leasehold improvements paid by the Company, the Company did not record a receivable due from Dr. Obagi for these amounts as of December 31, 2010.  Amounts due from Dr. Obagi as of December 31, 2010 (see table below) solely consisted of trade accounts receivable and are considered collectible.

The Company entered into a Settlement and Release Agreement with Zein E. Obagi, M.D., Zein E. Obagi, M.D., Inc., ZO Skin Health, Inc., Skin Health Properties, Inc., the Zein and Samar Obagi Trust, and Samar Obagi (collectively, the “ZO Parties”) (the “Settlement Agreement”) during the year ended December 31, 2011.  See Note 10 for a detailed description of Settlement and related litigation and other legal matters.

Cellogique Corporation

Dr. Obagi was a 70% beneficial shareholder in Cellogique Corporation (“Cellogique”), the Company’s largest international distributor.  Effective March 20, 2009, Dr. Obagi sold his entire interest in Cellogique.  As a result, after March 20, 2009, Cellogique is not considered a related party and no sales amounts are included in the tables below for the remainder of the year ended December 31, 2009.  On November 10, 2005, the Company entered into a Distribution Agreement with Cellogique.  The agreement granted Cellogique the exclusive right to promote, market, sell, distribute and sub-distribute certain specified products to customers within the Middle East.  The agreement includes discounts off of the distributors’ base price based on volume purchases, and certain advertising and promotional activities.  On September 26, 2009, the Company entered into an amendment of the agreement with Cellogique to, among other things; amend the pricing schedule for sales of its products to Cellogique by providing for set prices rather than certain discounts off of distributors’ base prices, and to offer certain marketing incentives to Cellogique.  The agreement, as amended, has a term of 12 years, ending December 31, 2017.

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

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Total sales made to Dr. Obagi, Cellogique and SGA, and the related cost of sales for the years ended December 31, 2010 and 2009 are included in the accompanying Consolidated Statements of Income and are as follows:

	Year Ended December 31,
	2010	2009
Net Sales	$380	$732
Cost of sales	44	110

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

Note 10: Commitments and Contingencies

Lease Commitments

On August 6, 2008, the Company entered into a lease amendment with Kilroy Realty, L.P. for the lease of office space located in Long Beach, California.  The facility consists of 30,884 rentable square feet and the term of the lease is for ten years from the date of initial occupancy, with an option to extend the lease term for five years.  The total lease payments over the initial term will approximate $10,805.  The Company took possession of the facility on July 1, 2008, and the lease term commenced in October 2008 when the Company took occupancy.  Pursuant to the amendment, the Company was granted an improvement allowance of $1,028.  The Company recorded the improvement allowance as a deferred rent credit, which is being amortized as a reduction to rent expense over the life of the lease.  As of December 31, 2011, amounts recorded as a deferred rent credit in “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheet totaled $100 and $581, respectively.  As of December 31, 2010, amounts recorded as a deferred rent credit in “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheet totaled $100 and $680, respectively.  Amounts recorded as deferred rent in “Other long-term liabilities” in the Consolidated Balance Sheet totaled $730 and $723 as of December 31, 2011 and 2010, respectively.

The Company leases some of its facilities and equipment under operating leases.  Some of the leases require payment of property taxes and include rent escalation clauses.  Future minimum operating lease commitments under non-cancelable leases were as follows as of December 31, 2011:

Operating Leases
Year ending December 31,
2012	$2,003
2013	1,668
2014	1,219
2015	1,156
2016	1,191
Thereafter	2,274
Total minimum payments required	$9,511

Rent expense for facilities and equipment under operating leases for the years ended December 31, 2011, 2010 and 2009 was approximately $2,225, $2,514 and $2,282, respectively.

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

Texas Regulatory Matter

Background

In November 2009, the Company received a letter from the Texas Department of State Health Services (the “Agency”) regarding the Company’s shipping in Texas of products containing unapproved new drugs and, specifically, referencing certain retail businesses in Texas that were selling the Company’s products containing prescription drugs over the Internet.  Prior to this time, the Agency had detained products from three of the Company’s customers that sold the Company’s products on the Internet as a result of a complaint received from a third party.  In its letter, the Agency alleged that the Company was shipping unapproved new drug articles to these establishments in violation of certain Texas statutes.  The Company submitted its response to the Agency in January 2010 indicating why it believed it was in compliance with the Texas statutes.  In May 2010, the Agency sent a letter to the Company indicating that it did not agree with the arguments set forth in the Company’s January 2010 letter.  In June 2010, the Company had an in-person meeting with officials from the Agency to further discuss its concerns.  In August 2010, the Company submitted additional written information to the Agency in response to the topics discussed and additional information requested by the Agency at the June meeting.  From that time until April 2011, the Agency did not have any further communications with the Company.  In March 2011, the Agency, in response to what the Company then understood was a new complaint, detained the Company’s products containing 4% hydroquinone (the “HQ Products”) from one of its customers as being unapproved new drugs and further cited this customer for dispensing prescription drugs without a pharmacy license in violation of various Texas statutes.  Despite repeated requests, neither the Agency nor the Texas Attorney General (“AG”) has been able to identify or provide the Company with any additional complaints.  In early April 2011, the Agency detained products from several more of the Company’s customers citing similar violations.  Shortly thereafter, the Company attempted to contact the Agency to ascertain what the issues were that prompted the recent actions taken by the Agency against these customers.  The Agency indicated to the Company that it had referred the issues related to these latest complaints to the AG for enforcement action.  At the end of April 2011, the Company met with the Agency and the AG at which time the AG stated it viewed the Company to be in violation of the Texas Food, Drug and Cosmetic Act and the Texas Deceptive Trade Practices Act arising from the sale in Texas of the Company’s HQ Products.  In July 2011, the AG reiterated its position, as noted above, to the Company in a letter.  In July 2011, the Company’s counsel met with the AG to continue discussions regarding an amicable settlement of this matter.  In August 2011, the AG sent a letter following up on certain aspects of the July 2011 meeting.

Beginning April 2011, the Company voluntarily ceased shipping any HQ Products into the state of Texas.  In addition, the Company developed a plan that enabled its customers in Texas to return any of these products (that had not otherwise been detained) in their possession in exchange for a credit or refund.  In February 2012, the Company was notified that the investigation has been completed and the complaint withdrawn.  See Note 15 for further information.

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

The Company engaged a third party to assist in the efforts to manage the return of product from its customers residing in Texas.  As a result of the Company’s efforts, during the second and third quarters of 2011, the Company processed credits and refunds of $1,669 for returned or detained products having an inventory value of $258.  In addition, during the three months ended September 30, 2011, the Company wrote off $153 in returned finished goods inventory, which was fully reserved for as of June 30, 2011, related to the matter. As of December 31, 2011, the Company did not anticipate further sales returns and allowances related to the matter.

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

Either Mr. Hummel or the Company may terminate his employment at any time.  If Mr. Hummel is terminated for cause or terminates his own employment, he will be entitled to no severance.  If Mr. Hummel is terminated without cause, he will be entitled to 12 months’ severance.  In addition he will be entitled to continuation of all benefits made generally available to all executives (including continuation of coverage under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”)) for 12 months, and will have a period of 12 months to exercise any options that were vested on the date of termination.  In the event Mr. Hummel’s employment terminates by reason of death or disability, he will not be entitled to severance, but his designee or spouse will have a period of 12 months to exercise any options that were vested on the date of termination.

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

David S. Goldstein Amendment to Employment Agreement

On April 15, 2011, the Compensation Committee of the Company’s Board of Directors approved an amendment to the Amended and Restated Executive Employment Agreement, dated as of June 15, 2009, by and between

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

the Company and David S. Goldstein, the Company’s Executive Vice President, Global Sales and Field Marketing (the “Original Goldstein Agreement”).  Pursuant to the terms of the Original Goldstein Agreement, if Mr. Goldstein’s employment was terminated by the Company for reasons other than cause or death or disability, he would have been entitled to six months’ severance pay, as well as continuation of all benefits made generally available to all executives (including continuation of coverage under COBRA), for 6 months.  Under the amendment, if Mr. Goldstein’s employment is terminated by the Company for reasons other than cause or death or disability, he will now be entitled to receive 12 months’ severance pay, as well as continuation of all benefits made generally available to all executives (including continuation of COBRA) for 12 months.

Steven R. Carlson Separation

Effective October 8, 2010 (the “Carlson Effective Date”), Steven R. Carlson, resigned as the Company’s President and Chief Executive Officer and as a member of its Board of Directors.  In connection with Mr. Carlson’s departure, the Company entered into a Separation Agreement and Release (“Separation Agreement”) with Mr. Carlson on October 15, 2010.  Pursuant to the terms of the Separation Agreement, Mr. Carlson will receive the payments and other benefits to which he would have otherwise been entitled had his employment been terminated without cause under the Employment Agreement, dated March 1, 2005, between the Company and Mr. Carlson as amended (“Employment Agreement”).  As a result, on the Carlson Effective Date, Mr. Carlson received $66, representing his unpaid base salary through that date as well as accrued vacation pay.  On April 11, 2011, in accordance with the terms of the Employment Agreement, Mr. Carlson also received: (i) $750, which is equal to 18 months of his base salary, and (ii) $221 representing the pro rata portion of amounts otherwise payable to Mr. Carlson under the Company’s 2010 Performance Incentive Plan that had been accrued as of the Carlson Effective Date.  The Company will also pay for premiums for continuation of his health coverage under COBRA for a period of up to 18 months.  In addition, the vesting of the 90,917 shares subject to options held by Mr. Carlson as of the Carlson Effective Date (equal to the number of shares subject to those options that would have vested over the 12 month period following the Carlson Effective Date) accelerated and such options became immediately exercisable with respect to those shares.

Although there were no provisions for repurchase of the options to purchase the Company’s common stock held by Mr. Carlson, under the Separation Agreement in November 2010, the Company agreed to make to Mr. Carlson a lump sum payment of $875 to extinguish all of his rights in all options to purchase shares of the Company’s common stock outstanding on the Carlson Effective Date, without regard to whether such options were then vested and exercisable, would have become exercisable or would have expired subsequent to the Carlson Effective Date.  The calculation of such lump sum amount was determined based upon the difference between $11.26 per share (the 90-day trailing average closing price of the Company’s common stock as of the Carlson Effective Date) and the exercise price in effect for each of the 541,835 vested and exercisable, in-the-money options held by Mr. Carlson on the Carlson Effective Date.  Upon payment of such lump sum, all of Mr. Carlson’s outstanding options were canceled, terminated and returned to the plan pool.

The Separation Agreement contains a general release by Mr. Carlson of all claims against the Company and its affiliates, a reaffirmation of Mr. Carlson’s obligations under any confidentiality, trade secrets or proprietary information and inventions assignment agreements or undertakings that he has signed with the Company (including the confidentiality and inventions assignment provisions of the Employment Agreement), as well as a reaffirmation of Mr. Carlson’s obligation under the Employment Agreement not to solicit or recommend for employment any person employed by the Company or its affiliates for a period of 18 months following the Carlson Effective Date.  Mr. Carlson has also agreed to cooperate with the Company for the indefinite future in connection with certain pending litigation and other business matters in exchange for an hourly fee.

Letter of Credit Agreements

As part of the licensing requirements for five states, as of December 31, 2011 and 2010, the Company issued five letters of credit to five state regulatory bodies totaling $405 to secure payment of any possible future unpaid fines or penalties levied by those states.  These letters of credit are renewed annually for one-year periods unless cancelled and are secured by the Credit and Term Loan Agreement.  As of December 31, 2011 and 2010, the Company did not incur any fines or penalties and none of the letters of credit were, and have ever been, presented for payment.

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

On May 2, 2011, the Company entered into the Settlement Agreement with the ZO Parties that resulted in the dismissal with prejudice of all claims and counterclaims in both the litigation and arbitration.  Under the Settlement Agreement, the Company and ZO Parties have agreed to mutual releases.  The Settlement Agreement also provides for: (i) a one-time payment of $5,000 from the Company to the ZO Parties; and (ii) the grant of a limited, non-exclusive license by the Company to the ZO Parties to use certain trademarks of the Company in up to three locations.  In addition to the one-time settlement payment, the Company incurred legal costs related to the matter.  The other non-economic terms of the Settlement Agreement are confidential.  The Company recorded $5,000 for the one-time payment and $2,947 in related litigation fees as components of “Selling, general and administrative expenses” during the year ended December 31, 2011.  The settlement was effective May 5, 2011 and the litigation and arbitration proceedings were dismissed with prejudice on May 10, 2011 and May 9, 2011, respectively.

From time to time, the Company is involved in other litigation and legal matters or disputes in the normal course of business.  Individually and in the aggregate, management does not believe that the outcome of any of these other matters at this time, individually and in the aggregate, will have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

Insurance Coverage

During the three months ended March 31, 2011, the Company received a coverage letter from its general liability insurance carrier, agreeing to defend the lawsuit described above, under a reservation of rights.  On May 17,

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

2011, the insurance carrier filed a complaint in federal court for Declaratory Relief requesting an interpretation of its coverage responsibilities.  On or about July 6, 2011, the Company filed an answer and cross claim against the carrier and its previous general liability insurance carrier.  Discovery is in its early stages and therefore, at present, the Company cannot determine the amount of litigation costs and settlement fees, if any, it may recover due to the preliminary nature of the proceedings.  As a result, the Company has not recorded any insurance recovery from the carrier during the three or nine months ended September 30, 2011.  Effective October 1, 2011, the Company converted its payment arrangements with its legal counsel on this matter from an hourly rate to a contingency fee arrangement.

Note 11: Stock Options

In November 2000, the Company adopted the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”).  The terms of the 2000 Plan provided for the grant of options to purchase common stock to employees, consultants, and directors.  The 2000 Plan included incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”).  The maximum number of shares of common stock that were allowed to be issued over the term of the 2000 Plan was not to exceed 375,000 shares of the Company’s common stock.  In addition, the maximum number of shares of common stock issued to any person under the 2000 Plan in any calendar year was not to exceed 150,000 shares.  In September 2001, the Board of Directors amended the 2000 Plan to increase the maximum number of shares of common stock that may be issued over the term of the 2000 Plan to 2,083,334 shares.  The vesting period of options granted under this plan ranged from one to five years.  Options expired within a period of not more than ten years from the grant date.  In November 2005, the Board of Directors amended the 2000 Plan to discontinue further option grants under the plan.  At December 31, 2011 and 2010, due to the aforementioned discontinuance of further option grants under the 2000 Plan, 280,590 and 273,815 shares are no longer available for the granting of additional options, respectively.

In November 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”).  The 2005 Plan provides for the grant of ISOs and NSOs to employees, consultants and directors.  On November 27, 2006, the Company’s Board of Directors amended the 2005 Plan.  The amendments to the 2005 Plan included: (i) increasing the number of authorized shares to 1,500,000; (ii) establishing an evergreen clause that replenishes the 2005 Plan each year with a share amount equal to the lesser of 500,000 shares, 3% of outstanding shares as of the preceding December 31, or such number of shares as is determined by the Board of Directors; (iii) and other administrative provisions.  The amended 2005 Plan was approved by the stockholders of the Company on November 28, 2006.  On January 9, 2007, February 27, 2008, and April 15, 2009, the Board of Directors replenished the 2005 Plan with 500,000 shares on each date, available for granting of additional options.  In April 2010, the Company’s Board of Directors further amended the 2005 Plan to: (i) eliminate the automatic share increase provision of the plan; (ii) provide that the authorized share reserve will be reduced by one share of the Company’s common stock for every one share subject to an option or stock appreciation right granted under the plan and one and one-half shares of the Company’s common stock for every one share subject to an award other than an option or stock appreciation right; (iii) extend the Company’s ability to grant certain performance-based awards under the plan; and (iv) effect various technical revisions. The amendment to the 2005 Plan, as previously amended, was approved by the stockholders of the Company at its 2010 Annual Meeting of Stockholders held on June 8, 2010.

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

A total of 4,809,519 shares have been authorized for issuance under the 2000 Plan and the 2005 Plan (the “Plans”).  Of the shares that have been authorized for issuance, 1,720,972 and 1,552,968 shares have been issued for options which have been exercised as of December 31, 2011 and 2010, respectively, and 1,315,290 and 1,207,067 shares have been reserved for options that are outstanding as of December 31, 2011 and 2010, respectively.  At December 31, 2011 and 2010, there were 1,298,207 and 1,647,254 shares available for granting of additional options, respectively.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

During the year ended December 31, 2011, the Company’s Board of Directors granted 387,500 options to employees of the Company, including officers, with exercise prices ranging from $9.39 to $12.55 per share, which was equal to or greater than the fair value of the underlying common stock on the date of each grant.  During the year ended December 31, 2010, the Company’s Board of Directors granted 359,000 options to employees of the Company, including officers, with exercise prices ranging from $11.06 to $13.54 per share, which was equal to or greater than the fair value of the underlying common stock on the date of each grant.  During the year ended December 31, 2009, the Company’s Board of Directors granted 367,700 options to employees of the Company, including officers, with exercise prices ranging from $4.96 to $11.38 per share, which was equal to or greater than the fair value of the underlying common stock on the date of each grant.

The fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009

Expected stock price volatility	41.0%	42.2%	37.4%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.6%	2.6%	2.0%
Expected life of options	6.0 years	6.0 years	5.1 years

Expected stock price volatility is based on a combined average expected stock price volatility of publicly traded peer companies deemed to be similar entities whose share or option prices are publicly available.  For fiscal years 2011, 2010 and 2009 the Company based its expected stock price volatility on the combined average stock price volatility of five publicly traded peer companies.  Until such time that the Company has enough historical data, it will continue to rely on peer companies’ volatility and will ensure that the selected peer companies are still appropriate.  The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant with an equivalent remaining term.  The Company does not currently plan to pay dividends in the near future.  The Company has elected the simplified method for determining the expected life of options granted.

A summary of the option activity under the Plans is as follows:

	2011		2010		2009
		Weighted Average Exercise Price		Weighted Average Exercise Price		Weighted Average Exercise Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Outstanding, beginning of year	1,207,067	$10.63	1,769,396	$10.09	1,592,474	$11.22
Granted	387,500	$10.47	359,000	$11.59	367,700	$5.94
Exercised	(168,004)	$7.62	(119,662)	$8.94	(150)	$1.29
Cancelled	(111,273)	$12.24	(801,667)	$10.12	(190,628)	$11.54
Outstanding, end of year	1,315,290	$10.83	1,207,067	$10.63	1,769,396	$10.09
Exercisable, end of year	679,738	$11.34	628,224	$11.17	966,344	$10.77
Weighted average per share fair value of options granted during the year		$4.35		$5.12		$1.68

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $509, $467 and $1, respectively.  Upon exercise of stock options, the Company issues new shares.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

A summary of options outstanding and exercisable as of December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
	Number of Shares Outstanding	Weighted Average Per Share	Weighted Average	Number of Shares Exercisable	Weighted Average
Range of Exercise Price Per Share	at December 31, 2011	Exercise Price	Remaining Life (Years)	at December 31, 2011	Exercise Price

$4.69 to $9.49	206,398	$7.27	7.47	100,335	$7.48
$9.71 to $10.00	382,000	$9.82	8.57	150,000	$10.00
$10.48 to $11.49	481,892	$11.23	6.88	296,735	$11.13
$12.55 to $20.34	245,000	$14.61	7.55	132,668	$16.27
	1,315,290	$10.83	7.59	679,738	$11.34

The aggregate intrinsic value of options outstanding for the year ended December 31, 2011 was $725, of which $293 related to vested options as of December 31, 2011.  This amount changes based on the fair market value of the Company’s stock.  Aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s estimated stock price on December 31, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2011.  During the years ended December 31, 2011, 2010 and 2009, the Company recognized $1,307, $1,242 and $1,619, respectively, in stock-based compensation.  As of December 31, 2011, the total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2,093, which is expected to be recognized over a weighted average period of approximately 2.26 years.

During the years ended December 31, 2011, 2010 and 2009, the Company issued a total of 16,045, 14,778 and 24,330 shares of restricted common stock, respectively, under the 2005 Plan to outside directors.  The resulting compensation expense from the restricted stock grants is recognized on the straight-line basis over the requisite service period, which equals the restricted stock vesting term of one year.  The fair value of the restricted stock granted during the years ended December 31, 2011, 2010 and 2009 was $9.35, $12.18 and $7.40 per share, respectively, which was based upon the fair market value of the Company’s common stock on the date of grant.  The total fair value of restricted stock that vested during the years ended December 31, 2011, 2010 and 2009 was $180, $180 and $165, respectively.

As discussed in Note 10, in connection with his appointment as President and Chief Executive Officer on April 21, 2011, the compensation committee awarded Mr. Hummel 50,000 RSUs, which also have a fair market value of $12.55 per share.  The resulting compensation expense from the RSU grants is to be recognized on the straight-line basis over the requisite service period, which equaled the RSU vesting term of two years.

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

Management evaluates its segments on a revenue and gross profit basis, which is presented below.  The United States information is presented separately as the Company’s headquarters reside in the United States.  United States sales

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

represented 83% and 84% of total consolidated net sales for the year ended December 31, 2011 and 2010, respectively.  No other country or single customer generates over 10% of total Company consolidated net sales.

All of the Company’s long-lived assets are located in the United States.  The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

	Year Ended December 31,
	2011	2010	2009
Net sales by segment
Physician-dispensed	$109,677	$108,362	$99,466
Licensing fees	4,431	4,401	4,630
Net sales	$114,108	$112,763	$104,096

Gross profit by segment
Physician-dispensed	$85,670	$84,813	$77,575
Licensing fees	4,416	4,264	4,482
Gross profit	$90,086	$89,077	$82,057

Geographic information
United States	$94,842	$94,507	$85,432
International	19,266	18,256	18,664
Net sales	$114,108	$112,763	$104,096

	Year Ended December 31,
	2011	2010	2009
Net sales by product category
Physician-dispensed
Nu-Derm	$60,035	$59,166	$56,057
Vitamin C	16,604	16,413	12,428
Elasticity	11,313	11,551	9,491
Therapeutic	6,491	7,261	8,668
Other	15,234	13,971	12,822
Total	109,677	108,362	99,466
Licensing fees	4,431	4,401	4,630
Total net sales	$114,108	$112,763	$104,096

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

The Company contributed approximately $591, $626 and $586 for the years ended December 31, 2011, 2010 and 2009, respectively.  Administrative expenses paid on behalf of the plan were nominal for each of the respective years.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Note 14: Quarterly Financial Data (Unaudited)

Quarterly financial data for the years ended December 31, 2011 and 2010 were as follows:

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011

Net sales	$26,513	$28,876	$28,112	$30,607
Gross profit	$21,051	$22,346	$22,458	$24,231
Net (loss) income	$(2,441)	$2,921	$4,445	$5,095
Net (loss) income attributable to common shares
Basic	$(0.13)	$0.16	$0.24	$0.27
Diluted	$(0.13)	$0.16	$0.24	$0.27

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010

Net sales	$25,706	$28,863	$27,891	$30,303
Gross profit	$20,370	$22,658	$22,118	$23,931
Net income	$1,919	$3,087	$1,585	$2,900
Net income attributable to common shares
Basic	$0.09	$0.14	$0.07	$0.14
Diluted	$0.09	$0.14	$0.07	$0.14

Note 15: Subsequent Events

Resolution of Texas Matter

By letter dated February 29, 2012 the Agency notified the AG that it would be closing its pending investigation and enforcement action against the Company relating to the Company’s promotion, sales and distribution of HQ Products in Texas effective that date and withdrew its April 13, 2011 referral of the matter to the AG.  The Agency based its decision on:  (i) a directive that the Agency set priorities for enforcement and allocate its resources and concentrate its efforts on cases that represent the greatest risk to public health and safety; (ii) a FDA Q&A document issued in 2010 wherein the FDA acknowledged the potential medical benefits of hydroquinone-containing products for a certain medical condition, the uncertainty of the public health risks associated with the ingredient and its intent to conduct long term studies through the NTP; and (iii) its acknowledgment of the relevance of the FDA’s CPG policy statement that FDA has been using to guide its staff and industry concerning the FDA’s enforcement priorities for unapproved drug products.  The Agency also noted that it did not have sufficient evidence to conclude that there is an immediate risk to public health and safety from the topical use of products containing hydroquinone.  No monetary penalties or other administrative fees were levied against the Company as the result of the Agency’s investigation and no lawsuit was ever filed by the AG against the Company.  Now that the investigation has been completed and the complaint withdrawn, the Company will evaluate the appropriate time for re-introducing it HQ Products into the market.

California Inquiry

In February 2012 the Company received a Subpoena to Answer Interrogatories and Produce Documents from the California Attorney General (the"CAG") in connection with an investigation of the Company’s business practices. The subpoena seeks information and documents relating to the Company’s belief that its HQ Products are not new drugs that require pre-market review and marketing approval by the FDA.  The subpoena also requests information and documents concerning the methods by which the Company promotes, markets and sells its HQ Products, the identities of persons who dispense its HQ Products in California, the amount of HQ Products it sells in California, complaints it has received and adverse event reports

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

concerning its HQ Products, communications to and from the FDA regarding the safety and effectiveness of its HQ Products, and certain other information regarding its HQ Products.
The Company has had discussions with the CAG’s office in an attempt to better understand the concerns of the CAG’s investigation.  The Company expects to continue to have discussions with the CAG’s office and to cooperate fully with the CAG’s investigation.

Although the Company is in discussions with the CAG on this matter, no resolution has been reached and based upon the information and documents requested by the CAG it is possible that the CAG could seek to limit or prohibit sales of the Company’s HQ Products in or from California or force it to change the methods by which the Company promotes, markets, sells and distributes its HQ Products in or from California.  In the event the CAG takes actions that cause the Company to limit or cease its sales of its HQ Products in or from California or require it to materially change the methods by which the Company promotes, markets, sells and distributes its HQ Products in or from California, it would have a material adverse affect on the Company’s results of operations and financial condition.

It is possible that after any NTP studies are completed the FDA may conclude that the Company is required to file an NDA for its HQ Products.  Futhermore, there is no assurance that the FDA will not require and NDA filing prior to the completion of the NTP studies. The FDA could allow the Company to continue to sell its HQ Products while it seeks to obtain approval of its NDA.  However, the FDA could limit or prohibit sales of the Company’s HQ Products until such time as it obtains approval of its NDA.  If the Company is required to file an NDA for its HQ Products, the Company cannot provide assurance that it will be able to complete the testing required to submit the NDA, that it will be able to submit the NDA on a timely basis, if at all, or that it will be able to obtain FDA approval of its NDA.

Comerica Commitment

In March 2012, the Company received a commitment from Comerica Bank, to: (i) extend the Facility maturity date from July 1, 2012 to July 1, 2014, unless otherwise terminated in accordance with the Credit and Term Loan Agreement; (ii) extend the draw period of the Term Loans from May 3, 2012 to earliest to occur of (a) the aggregate outstanding principal balance of the Term Loans equaling the term commitment, (b) July 1, 2013, and (c) the Company’s written request to commence the terming out of the Term Loans; (iii) increase the maximum stock repurchases the Company may effect from $50,300 to $70,300; (iv) allow intercompany loans or intercompany investments in the Company’s subsidiary created for the e-Commerce initiative in an aggregate not to exceed $12,000; and (v) exempt the Company’s subsidiary related to the e-Commerce initiative from the subsidiary requirements of the Credit and Term Loan Agreement.  The Company intends to enter into an amendment to its Credit and Term Loan Agreement with Comerica Bank to reflect these changes by the end of March 2012.

Increase in Stock Repurchase Program

On October 26, 2010, the Company announced that its Board of Directors authorized it to repurchase up to $45,000 of its common stock, depending on market conditions and other factors.  During the fourth quarter ended December 31, 2010, the Company repurchased 3,556,910 shares of the Company’s outstanding common stock from certain selling stockholders for a cost of $35,000.  No repurchases were effected during the year ended December 31, 2011, resulting in the availability of $10,000 for repurchases under the program.  On March 6, 2012, the Company’s Board of Directors authorized a $20,000 increase to the Company’s stock repurchase program, resulting in the availability to repurchase up to $30,000 of the Company’s common stock as of such date.  This authorization does not obligate the Company to acquire any particular amount of common stock nor does it ensure that any shares will be repurchased, and it may be suspended at any time at the Company’s discretion.

Software License, Development and Services Agreement

On March 6, 2012, OPO, Inc., the Company’s wholly-owned subsidiary established in January 2012 that will conduct its online pharmacy fulfillment operations (“OPO”), entered into a Software License, Development and Services Agreement (the “License Agreement”) with Koogly, LLC (“Koogly”).  Under the License Agreement, Koogly will develop, install, maintain and host software for OPO that will enable end users to acquire the Company’s products through the Company’s website, assist end users in obtaining prescriptions from their physicians for any of the

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Company’s prescription-based products, allow the Company to track and manage online orders and provide warehouse management functionality.  Koogly will grant a license to OPO to use the software, which license will become perpetual and irrevocable upon payment by OPO to PMC of a one-time license fee of $1,350.  OPO paid Koogly half of the license fee upon execution of the License Agreement and will pay the remaining half of such fee after it receives the software from Koogly and has had the opportunity to test and use it for a 90 day period, which period may be extended to correct and retest any defects in the software.  In addition, OPO has agreed to pay Koogly a royalty on net sales of the Company’s products that are sold through the Company website during the term of the License Agreement.  OPO may request a copy of the software, including the object and source code, at any time, however, Koogly will no longer be responsible for maintaining the software once OPO has access to the source code.  Koogly has agreed that so long as its affiliate, Bella Brands, LLC, is providing services as an authorized distributor of the Company’s products pursuant to the Supply and Distribution Agreement described below, it will not use the software or any software with features or functionality substantially similar to the software it creates for OPO for the benefit of any third party in connection with the sale of skin care products and will not license, sell or otherwise transfer any such software to a third party unless the third party agrees that it will not use it in connection with the marketing or sale of skin care products. The term of the License Agreement is seven years.  Thereafter, the License Agreement may be renewed upon mutual agreement of Koogly and OPO.  Either party has the right to terminate the License Agreement upon prior written notice in the case of a breach of the agreement by the other party and failure to cure such breach within a specified period.  In addition, OPO may terminate the License Agreement if Koogly has not delivered the software within 12 months or, if once delivered and used in a commercial environment, the software is unavailable for five consecutive days.

Supply and Distribution Agreement

In conjunction with the execution of the License Agreement, on March 6, 2012, OPO entered into a Supply and Distribution Agreement (the “Distribution Agreement”) with Bella Brands, LLC, an affiliate of Koogly (“Bella”).  Under the Distribution Agreement, OPO has appointed Bella as an authorized distributor of the Company’s products solely through its www.bellarx.com website and solely to end users in the United States.  Bella’s website will be dedicated only to the sale of the Company’s products and to assisting end users who do not yet have a prescription for the Company’s products in obtaining such a prescription.  Bella and OPO have agreed to co-locate new warehousing and fulfillment operations to facilitate their obligations under the Distribution Agreement, but will maintain separate labor and staff.  OPO has agreed that it will not sell products going forward to any distributor who sells the Company’s products solely through the Internet at a better price than it sells its products to Bella.  In addition, OPO has provided Bella a minimum annual gross profit guaranty of $250.  The term of the Distribution Agreement is also seven years.  Thereafter, the Distribution Agreement may be renewed upon mutual agreement of Bella and OPO.  Either party has the right to terminate the License Agreement upon prior written notice in the case of a breach of the agreement by the other party and failure to cure such breach within a specified period.  In addition, OPO may terminate the Distribution Agreement upon termination of the License Agreement.

Both Koogly and Bella are affiliates of Phoenix Capital Management, LLC and PCM Venture I, LLC, which owns the website www.kwikmed.com.