Form 10-Q
period 2012-03-31
Obagi Medical Products, Inc.
filed 2012-05-04
CIK 1375247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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

There were 18,732,202 shares of the registrant’s common stock issued and outstanding as of April 30, 2012.

OBAGI MEDICAL PRODUCTS, INC.
QUARTERLY REPORT ON FORM 10-Q

Obagi®, Blue Peel®, Blue Peel RADIANCE® Condition & Enhance®, ELASTIderm®, ELASTILash® Nu-Derm®, Obagi-C®, Obagi CLENZIderm®, Rosaclear® and Penetrating Therapeutics™ are among the trademarks of Obagi Medical Products, Inc. and/or its affiliates in the United States and certain other countries.  Refissa®™ is a trademark of Spear Pharmaceuticals Inc.  Any other trademarks or trade names mentioned are the property of their respective owners.

© 2012 Obagi Medical Products, Inc.  All rights reserved.

PART I

ITEM 1:   FINANCIAL STATEMENTS

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	March 31,	December 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$38,261	$35,049
Accounts receivable, net	20,917	20,985
Inventories, net	5,460	4,389
Prepaid expenses and other current assets	5,516	6,048
Total current assets	70,154	66,471
Property and equipment, net	3,681	2,841
Goodwill	4,629	4,629
Intangible assets, net	3,463	3,538
Other assets	188	172
Total assets	$82,115	$77,651
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,019	$7,216
Current portion of long-term debt	11	9
Accrued liabilities	7,059	7,065
Total current liabilities	15,089	14,290
Long-term debt	17	13
Other long-term liabilities	2,443	2,476
Total liabilities	17,549	16,779
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized,
23,116,188 and 23,066,707 shares issued and 18,732,202
and 18,682,721 shares outstanding at March 31, 2012
and December 31, 2011, respectively	23	23
Additional paid-in capital	64,491	63,796
Accumulated earnings	40,400	37,401
Treasury stock, at cost; 4,367,941 shares at March 31, 2012 and December 31, 2011	(40,348)	(40,348)
Total stockholders' equity	64,566	60,872
Total liabilities and stockholders' equity	$82,115	$77,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share and per share amounts)

	Three Months Ended March 31,
	2012	2011

Net sales	$30,753	$26,513
Cost of sales	6,234	5,462
Gross profit	24,519	21,051
Selling, general and administrative expenses	18,985	24,484
Research and development expenses	599	425
Income (loss) from operations	4,935	(3,858)
Interest income	18	2
Interest expense	(22)	(64)
Income (loss) before provision (benefit) for income taxes	4,931	(3,920)
Provision (benefit) for income taxes	1,932	(1,479)
Net income (loss) and comprehensive income (loss)	$2,999	$(2,441)

Net income (loss) attributable to common shares
Basic	$0.16	$(0.13)
Diluted	$0.16	$(0.13)

Weighted average common shares outstanding
Basic	18,695,516	18,503,977
Diluted	18,768,659	18,503,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
(Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount		Total

Balances, as of December 31, 2011	23,050,662	$23	$63,796	$37,401	(4,367,941)	$(40,348	) $	60,872
Comprehensive income:
Net income for the three months ended March 31, 2012	—	—	—	2,999	—	—		2,999
Issuance of common stock upon exercise of stock options	49,481	—	299	—	—	—		299
Stock-based compensation expense	—	—	396	—	—	—		396
Balances, as of March 31, 2012	23,100,143	$23	$64,491	$40,400	(4,367,941)	$(40,348	) $	64,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands, except share amounts)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	$2,999	$(2,441)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	398	531
Impairment of intangible assets	13	522
Charges related to the exit of manufacturing plant	—	52
(Recovery of) provision for doubtful accounts	(51)	31
Provision for Texas sales returns and allowances	—	1,927
Stock-based compensation expense	396	284
Changes in operating assets and liabilities
Accounts receivable	119	1,766
Income taxes receivable	764	(1,595)
Inventories	(1,071)	1,015
Prepaid expenses and other current assets	(232)	(356)
Other assets	(26)	28
Accounts payable	803	(1,404)
Accrued liabilities	(6)	4,908
Other long-term liabilities	(33)	(19)
Net cash provided by operating activities	4,073	5,249
Cash flows from investing activities
Purchases of property and equipment	(1,036)	(199)
Purchase of other intangible assets	(121)	(144)
Net cash used in investing activities	(1,157)	(343)
Cash flows from financing activities
Principal payments on capital lease obligations	(3)	—
Proceeds from exercise of stock options	299	242
Net cash provided by financing activities	296	242
Net increase in cash and cash equivalents	3,212	5,148
Cash and cash equivalents at beginning of period	35,049	15,139
Cash and cash equivalents at end of period	$38,261	$20,287

The accompanying notes are an integral part of these condensed consolidated financial statements

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share and per share amounts)

Note 1: Description of Business and Basis of Presentation

Obagi Medical Products, Inc. (the “Company”) is a specialty pharmaceutical company that develops, markets and sells proprietary topical aesthetic and therapeutic prescription-strength skin care systems in the physician-dispensed market.  The Company is incorporated under the laws of the state of Delaware.  The Company markets its products through its own sales force throughout the United States, and through 18 distribution and one licensing partner in 43 other countries in regions, including North America, Europe, Asia, the Middle East, Central America and South America.  The Company also licenses certain non-prescription product concepts under the Obagi trademark to a large Japanese-based pharmaceutical company for sale through consumer distribution channels in Japan.

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Obagi Medical Products, Inc. and its wholly owned subsidiaries, OMP, Inc. (“OMP”) and OPO, Inc. (“OPO”).  OPO was established in January 2012 to conduct the Company’s online pharmacy and fulfillment business.  All intercompany accounts and transactions have been eliminated in consolidation.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to fairly state the financial information contained therein.  These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2011.  The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or any other period(s).

Note 2: Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance in Accounting Standards Codification ("ASC") 220, Comprehensive Income, on the presentation of other comprehensive income.  The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires an entity to present either one continuous statement of net income and other comprehensive income or two separate, but consecutive, statements.  Further, the guidance requires reclassification adjustments from other comprehensive income to net income to be presented on the face of the financial statements.  However, in December 2011, the FASB issued follow-up guidance to defer the requirement to present reclassification adjustments from other comprehensive income on the face of the financial statements and allow entities to continue to report reclassifications out of accumulated other comprehensive income.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  The Company adopted this new guidance beginning January 1, 2012, and has applied it retrospectively.  The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

Note 3: Composition of Certain Financial Statement Captions

	March 31,	December 31,
Inventories	2012	2011

Raw materials	$734	$1,020
Finished goods	5,112	3,834
	5,846	4,854
Less reserve for inventories	(386)	(465)
	$5,460	$4,389

Inventories consist of raw materials and finished goods that are manufactured through contracted third party manufacturers and that are purchased from third parties and are valued at the lower of cost or market.  Cost is determined on a first-in, first-out basis with market being determined as the lower of replacement cost or net realizable value.  Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, obsolescence, reductions in estimated future demand and reductions in selling prices.  Inventory reserves are measured as the difference between cost of inventory and the estimated market value.  Inventory reserves are established charges to cost of sales and establish a lower cost basis for the inventory.  The Company’s estimated inventory reserve is provided by in the condensed consolidated financial statements and actual reserve requirements have approximated management’s estimates.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share and per share amounts)
	March 31,	December 31,
Property and Equipment	2012	2011

Furniture and fixtures	$742	$740
Computer software and equipment	3,868	3,757
Lab and office equipment	464	464
Leasehold improvements	2,200	2,200
Capital lease (office equipment)	37	29
Construction in progress	993	62
	8,304	7,252
Less accumulated depreciation and amortization	(4,623)	(4,411)
	$3,681	$2,841

	March 31,	December 31,
Accrued Liabilities	2012	2011

Salaries and related benefits	$3,374	$3,406
Income taxes payable	1,499	1,725
Amounts due to related parties (Note 6)	25	84
Other	2,161	1,850
	$7,059	$7,065

	March 31,	December 31,
Other Long-Term Liabilities	2012	2011

Lease liabilities	$1,282	$1,317
Other	1,161	1,159
	$2,443	$2,476

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

At March 31, 2012 and December 31, 2011, the carrying amounts and accumulated amortization of intangible assets were as follows:

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share and per share amounts)

	March 31, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value

Trademarks	$7,672	$(5,235)	$2,437	$7,700	$(5,140)	$2,560
Licenses	200	(17)	183	100	(58)	42
Other intangible assets	2,188	(1,345)	843	2,189	(1,253)	936
	$10,060	$(6,597)	$3,463	$9,989	$(6,451)	$3,538

Amortization expense related to all intangible assets, including certain amounts reflected in cost of sales, for the three months ended March 31, 2012 and 2011 was $149 and $180, respectively.

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

In April 2011, the sublicensee communicated to the Company that it had ceased the manufacture and distribution of products containing the Kinetin concentration in February 2011.  In addition, neither the Company nor the sublicensee had plans to develop or distribute products containing the Kinetin concentration in the future.  As a result, the Company recorded an impairment charge of $522 consisting of the unamortized net book value of the initial license fee and the obligation for additional payments for which there was no future benefit.  The impairment charge was recorded as a component of “Selling, general and administrative expenses” during the three months ended March 31, 2011.

Note 5: Income Taxes

The Company had unrecognized tax benefits, all of which affect the effective tax rate if recognized, of $245 and $243 as of March 31, 2012 and December 31, 2011, respectively.  Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of each of March 31, 2012 and December 31, 2011, accrued interest related to uncertain tax positions was $11.

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

Note 6: Related-Party Transactions

Cobrek Pharmaceuticals, Inc.

From November 2010 through March 2011, the Company entered into consulting arrangements with certain individuals affiliated with Cobrek Pharmaceuticals, Inc. (“Cobrek”) to provide consulting services to the Company.  These individuals include: (i) the Vice President of Regulatory Affairs and Quality Assurance; (ii) the Chairman of the board of directors; (iii) a member of the board

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share and per share amounts)

of directors; and (iv) a senior consultant.  For the three months ended March 31, 2012, the Company recorded $240 in aggregate fees and related expenses for consulting services provided by the consultants noted in (ii) and (iii) above, which fees and expenses were included as a component of “Selling, general and administrative expenses.” During the three months ended March 31, 2011, the Company recorded $145 in aggregate fees and related expenses for consulting services provided by the four consultants, of which $64 and $81 were recorded as components of “Selling, general and administrative expenses” and “Research and development expenses,” respectively.  The Company currently anticipates that it may enter into an additional consulting arrangement with Cobrek itself and may engage other employees or consultants of Cobrek to provide formulation and/or other services to the Company.  In addition to the four consultants mentioned above, Albert F. Hummel, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors, is also the Chief Executive Officer, a member of the board of directors and a holder of more than 10% of the outstanding stock of Cobrek.  For the three months ended March 31, 2011, the Company recorded $138 in fees and related expenses for consulting services provided by Mr. Hummel prior to entering into an employment arrangement with him.  These expenses were recorded as a component of “Selling, general and administrative expenses.”  Effective April 2011, the Company entered into an employment arrangement with Mr. Hummel.  As of March 31, 2012, amounts due to the consultants noted in (ii) and (iii) above, aggregated to $25 and were recorded as “Amounts due to related parties” in Note 3.

Note 7: Commitments and Contingencies

Debt Compliance

The Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement with Comerica Bank on November 3, 2010 (the “Credit and Term Loan Agreement”), which provides the Company access to a $20,000 revolving credit facility (the “Facility”) and $15,000 in term loans (the “Term Loans”).  As of March 31, 2012 and December 31, 2011, the Company did not have an outstanding balance on its Facility or Term Loans.  As of March 31, 2012 and December 31, 2011, the Company was in compliance with all financial and non-financial covenants under the Credit and Term Loan Agreement.

Comerica Commitment

In March 2012, the Company received a commitment from Comerica Bank, to: (i) extend the Facility maturity date from July 1, 2012 to July 1, 2014, unless otherwise terminated in accordance with the Credit and Term Loan Agreement; (ii) extend the draw period of the Term Loans from May 3, 2012 to earliest to occur of (a) the aggregate outstanding principal balance of the Term Loans equaling the term commitment, (b) July 1, 2013, and (c) the date the Company requests to close out the Term Loans; (iii) increase the maximum stock repurchases the Company may effect from $50,300 to $70,300; (iv) allow intercompany loans or intercompany investments in the Company’s subsidiary created for the e-Commerce initiative in an aggregate not to exceed $12,000; and (v) exempt the Company’s subsidiary related to the e-Commerce initiative from the subsidiary requirements of the Credit and Term Loan Agreement.  The Company entered into an amendment to the Credit and Term Loan Agreement with Comerica Bank to reflect these changes on April 17, 2012.  The amendment is retroactively effective as of March 30, 2012.

Software License, Development and Services Agreement

On March 6, 2012, OPO, entered into a Software License, Development and Services Agreement (the “Software Agreement”) with Koogly, LLC (“Koogly”).  Under the Software Agreement, Koogly will develop, install, maintain and host software for OPO that will enable end users to acquire the Company’s products through OPO’s website, assist end users in obtaining prescriptions from their physicians for any of the Company’s prescription-based products, allow OPO to track and manage online orders and provide warehouse management functionality.  OPO paid Koogly $675, half of the one-time license fee, upon execution of the Software Agreement and will pay the remaining half of such fee after it receives the software from Koogly and has had the opportunity to test and use it for a satisfactory period.  In addition, OPO has agreed to pay Koogly a royalty on net sales of the Company’s products that are sold through the OPO website during the term of the Software Agreement  The term of the Software Agreement is seven years.  Thereafter, the software license may be renewed upon mutual agreement of Koogly and OPO.  Either party has the right to terminate the Software Agreement upon prior written notice in the case of a breach of the agreement by the other party and failure to cure such breach within a specified period.  In addition, OPO may terminate the Software Agreement if Koogly has not delivered the software within 12 months or, if once delivered and used in a commercial environment, the software is unavailable for five consecutive days.  As of March 31, 2012, the Company recorded the initial payment of $675 in construction in progress, a component of software costs recorded in “Property and equipment, net.”

Supply and Distribution Agreement

       In conjunction with the execution of the Software Agreement, on March 6, 2012, OPO entered into a Supply and Distribution Agreement (the “Distribution Agreement”) with Bella Brands, LLC, an affiliate of Koogly (“Bella”).  Under the Distribution

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share and per share amounts)

Agreement, OPO has appointed Bella as an authorized distributor of the Company’s products solely through its www.bellarx.com website and solely to end users in the United States.  Bella’s website will be dedicated only to the sale of the Company’s products and to assisting end users who do not yet have a prescription for the Company’s products in obtaining such a prescription.  Bella and OPO have agreed to co-locate new warehousing and fulfillment operations to facilitate their obligations under the Distribution Agreement, but will maintain separate employees.  OPO has agreed that it will not sell products going forward to any distributor who sells the Company’s products solely through the Internet at a lower price than it sells its products to Bella.  In addition, OPO has provided Bella a minimum annual gross profit guaranty of $250 per year.  The term of the Distribution Agreement is seven years.  Thereafter, the Distribution Agreement may be renewed upon mutual agreement of Bella and OPO.  Either party has the right to terminate the Distribution Agreement upon prior written notice in the case of a breach of the agreement by the other party and failure to cure such breach within a specified period.  In addition, OPO may terminate the Distribution Agreement upon termination of the Software Agreement.

Both Koogly and Bella are affiliates of Phoenix Capital Management, LLC and PCM Venture I, LLC, which owns the website www.kwikmed.com.

Litigation

On January 7, 2010, ZO Skin Health, Inc., a California corporation, filed a complaint in the Superior Court of the State of California, County of Los Angeles: ZO Skin Health, Inc. vs. OMP, Inc. and Obagi Medical Products, Inc. and Does 1-25; Case No. BC429414.  The complaint alleged claims against the Company and sought injunctive relief, compensatory damages and other damages in an unspecified amount, punitive damages and costs of suit, including attorneys’ fees.  The Company answered the complaint and denied the allegations in that pleading.  In addition, the Company asserted counterclaims against the plaintiff.

In addition, on or about January 7, 2010, Zein Obagi and his spouse, Samar Obagi, and the Zein and Samar Obagi Family Trust and certain other entities allegedly affiliated with Zein Obagi sent the Company an arbitration demand before JAMS (formerly Judicial Arbitration and Mediation Services) in Los Angeles, California in which the claimants claimed breaches of the 2006 Services Agreement and 2006 Separation and Release Agreement between the Company and the claimants and various breaches of common law, California law and federal law.  The Company filed an answer to the Demand for Arbitration denying the allegations and asserting various counterclaims.  In May 2010, the claimants in the arbitration proceeding filed an amended demand, again before JAMS in Los Angeles.

On May 2, 2011, the Company entered into a Settlement and Release Agreement with Zein E. Obagi, M.D., Zein E. Obagi, M.D., Inc., ZO Skin Health, Inc., Skin Health Properties, Inc., the Zein and Samar Obagi Trust, and Samar Obagi (collectively, the “ZO Parties”) (the “Settlement Agreement”) that resulted in the dismissal with prejudice of all claims and counterclaims in both the litigation and arbitration.  Under the Settlement Agreement, the Company and ZO Parties have agreed to mutual releases.  The Settlement Agreement also provided for: (i) a one-time payment of $5,000 from the Company to the ZO Parties; and (ii) the grant of a limited, non-exclusive license by the Company to the ZO Parties to use certain trademarks of the Company in up to three locations. In addition to the one-time settlement payment, the Company incurred legal costs related to the matter.  The other non-economic terms of the Settlement Agreement are confidential.  The Company recorded $5,000 for the one-time payment and $2,167 in related litigation fees as components of “Selling, general and administrative expenses” during the three months ended March 31, 2011.

From time to time, the Company is involved in other litigation and legal matters or disputes in the normal course of business.  Management does not believe that the outcome of any of these other matters at this time individually and in the aggregate will have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

Insurance Coverage

During the three months ended March 31, 2011, the Company received a coverage letter from its general liability insurance carrier, agreeing to defend the lawsuit described above, under a reservation of rights.  On May 17, 2011, the insurance carrier filed a complaint in federal court for Declaratory Relief requesting an interpretation of its coverage responsibilities.  On or about July 6, 2011, the Company filed an answer and cross claim against the carrier and its previous general liability insurance carrier.  During the three months ended March 31, 2012, the Company and the insurance carrier filed cross motions for summary judgement under a variety of legal theories.  The hearing on the cross motions is scheduled for May 14, 2012.  Discovery is ongoing and therefore, at present, the Company cannot determine the amount of litigation costs and settlement fees, if any, it may recover due to the preliminary nature of the proceedings.  As a result, the Company has not recorded any insurance recovery from the carrier during the year ended December 31, 2011 or during the three months ended March 31, 2012.  Effective October 1, 2011, the Company converted its payment arrangements with its legal counsel on this matter from an hourly rate to a contingency fee arrangement.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share and per share amounts)

Texas Regulatory Matter

In November 2009, the Company received a letter from the Texas Department of State Health Services (the “Agency”) regarding the Company’s shipping in Texas of products containing unapproved new drugs and, specifically, referencing certain retail businesses in Texas that were selling the Company’s products containing prescription drugs over the Internet.  Prior to this time, the Agency had detained products from three of the Company’s customers that sold the Company’s products on the Internet as a result of a complaint received from a third party.  In its letter, the Agency alleged that the Company was shipping unapproved new drug articles to these establishments in violation of certain Texas statutes.  After a series of communications with the Agency, at the end of April 2011, the Company met with the Agency and the Texas Attorney General (the “AG”), at which time the AG stated that it viewed the Company to be in violation of the Texas Food, Drug and Cosmetic Act and the Texas Deceptive Trade Practices Act arising from the sale in Texas of the Company’s products containing 4% hydroquinone (“HQ Products”).  Beginning April 2011, the Company voluntarily ceased shipping any HQ Products into the state of Texas.  In addition, the Company developed a plan that enabled its customers in Texas to return any of these products (that had not otherwise been detained) in their possession in exchange for a credit or refund.

By letter dated February 29, 2012 the Agency notified the AG that it would be closing its pending investigation and enforcement action against the Company relating to the Company’s promotion, sales and distribution of HQ Products in Texas effective that date and withdrew its April 13, 2011 referral of the matter to the AG.  The Agency based its decision on:  (i) a directive that the Agency set priorities for enforcement and allocate its resources and concentrate its efforts on cases that represent the greatest risk to public health and safety; (ii) a Q&A document issued by the U.S. Food and Drug Administration (“FDA”) in 2010 wherein the FDA acknowledged the potential medical benefits of hydroquinone-containing products for a certain medical condition, the uncertainty of the public health risks associated with the ingredient and its intent to conduct long-term studies through the National Toxicology Program; and (iii) its acknowledgment of the relevance of the FDA’s Compliance Policy Guide statement that FDA has been using to guide its staff and industry concerning the FDA’s enforcement priorities for unapproved drug products.  The Agency also noted that it did not have sufficient evidence to conclude that there is an immediate risk to public health and safety from the topical use of products containing hydroquinone.  No monetary penalties or other administrative fees were levied against the Company as the result of the Agency’s investigation and no lawsuit was ever filed by the AG against the Company.  As of March 31, 2012, the Company had not yet re-introduced its HQ Products into the Texas market.  However, now that the investigation has been completed and the complaint withdrawn, in May 2012, the Company re-introduced its HQ Products into the Texas market.

Provision for Sales Returns and Allowances

During the three months ended March 31, 2011, the Company recorded a sales returns and allowances provision for product to be returned from its customers residing in Texas of $1,927, which was recorded as a component of “Accrued liabilities” and as an offset to “Net sales” during the three months ended March 31, 2011.  In addition, the Company recorded $282 in estimated finished goods inventory to be returned and as an offset to “Cost of sales” during the three months ended March 31, 2011.  The Company’s methodology for calculating the provision considered, by customer, the previous 12 months of sales history.

The Company engaged a third party to assist in the efforts to manage the return of product from its customers residing in Texas.  As a result of the Company’s efforts, during the second and third quarters of 2011, the Company processed credits and refunds of $1,669 for returned or detained products.  As of March 31, 2012, the Company did not anticipate further sales returns and allowances related to the matter.

California Inquiry

In February 2012 the Company received a Subpoena to Answer Interrogatories and Produce Documents from the California Attorney General (the “CAG”) in connection with an investigation of the Company’s business practices. The subpoena seeks information and documents relating to the Company’s belief that its HQ Products are not new drugs that require pre-market review and marketing approval by the FDA.  The subpoena also requested information and documents concerning the methods by which the Company promotes, markets and sells its HQ Products, the identities of persons who dispense its HQ Products in California, the amount of HQ Products it sells in California, complaints it has received and adverse event reports concerning its HQ Products, communications to and from the FDA regarding the safety and effectiveness of its HQ Products, and certain other information regarding its HQ Products.

The Company has had discussions with the CAG’s office in an attempt to better understand the concerns raised by the CAG.  In March and April 2012, the Company responded to the subpoena.  The CAG is currently evaluating the Company’s response.  The Company expects to continue to have discussions with the CAG’s office and to cooperate fully with its investigation.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share and per share amounts)

Although the Company is in discussions with the CAG on this matter, no resolution has been reached and based upon the information and documents requested by the CAG it is possible that the CAG could seek to limit or prohibit sales of the Company’s HQ Products in or from California or force it to change the methods by which it promotes, markets, sells and distributes its HQ Products in or from California.  In the event the CAG takes actions that cause the Company to limit or cease sales of its HQ Products in or from California or require it to materially change the methods by which it promotes, markets, sells and distributes its HQ Products in or from California, it would have a material adverse effect on the Company’s results of operations and financial condition.

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

Under the treasury stock method, the assumed proceeds calculation includes: (i) the actual proceeds to be received from the employee upon exercise, (ii) the average unrecognized compensation cost during the period, and (iii) any tax benefits that will be credited upon exercise to additional paid-in capital.  Basic and diluted earnings (loss) per common share were calculated using the following weighted average shares outstanding for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Weighted average shares outstanding - basic	18,695,516	18,503,977
Effect of dilutive stock options	73,143	–
Weighted average shares outstanding - diluted	18,768,659	18,503,977

Diluted earnings per share for the three months ended March 31, 2012 does not include the impact of common stock options and unvested restricted stock totaling 855,834 shares, as the effect of their inclusion would be anti-dilutive.  As the Company reported a net loss for the three months ended March 31, 2011, diluted earnings per share for the same period excludes all common stock options and unvested restricted stock totaling 1,184,152 shares.

Note 9: Stock Options

During the three months ended March 31, 2012, the Company’s Board of Directors, through its Compensation Committee, granted 34,000 options under the 2005 Stock Incentive Plan, as amended, to employees of the Company, with exercise prices ranging from $10.27 to $11.56 per share, which was equal to or greater than the fair value of the underlying common stock on the date of grant.  During the three months ended March 31, 2011, the Company’s Board of Directors, through its Compensation Committee, granted 3,000 options under the 2005 Stock Incentive Plan, as amended, to one employee of the Company, with an exercise price of $11.39 per share, which was equal to or greater than the fair value of the underlying common stock on the date of grant.  As of March 31, 2012, total unrecognized stock-based compensation expense related to unvested stock options was approximately $1,933, which is expected to be recognized over a weighted average period of approximately 2.13 years.

Note 10: Common Stock

Increase in Stock Repurchase Program

On October 26, 2010, the Company announced that its Board of Directors authorized it to repurchase up to $45,000 of its common stock, depending on market conditions and other factors.  During the fourth quarter ended December 31, 2010, the Company repurchased 3,556,910 shares of the Company’s outstanding common stock from certain selling stockholders for a cost of $35,000.  No repurchases were effected during the year ended December 31, 2011, resulting in the availability of $10,000 for repurchases under the program.  On March 6, 2012, the Company’s Board of Directors authorized a $20,000 increase to the Company’s stock repurchase program, resulting in the availability to repurchase up to $30,000 of the Company’s common stock as of such date.  This authorization does not obligate the Company to acquire any particular amount of common stock nor does it ensure that any shares will be repurchased,

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share and per share amounts)

and it may be suspended at any time at the Company’s discretion.  No repurchases were made during the three months ended March 31, 2012.

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

Management evaluates its segments on a revenue and gross profit basis, which is presented below.  The United States information is presented separately as the Company’s headquarters reside in the United States.  United States sales represented 83% and 82% of total consolidated net sales for the three months ended March 31, 2012 and 2011, respectively.  No other country accounted for over 10% of total Company consolidated net sales.  Revenues from one customer of the Company’s physician-dispensed segment represented approximately $3,902 of consolidated net sales for the three months ended March 31, 2012.  Except as mentioned, no other customer accounted for over 10% of total Company consolidated net sales.

All of the Company’s long-lived assets are located in the United States.  The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Net sales by segment
Physician-dispensed	$29,896	$24,938
Licensing	857	1,575
Net sales	$30,753	$26,513

Gross profit by segment
Physician-dispensed	$23,664	$19,481
Licensing	855	1,570
Gross profit	$24,519	$21,051

Geographic information
United States	$25,617	$21,666
International	5,136	4,847
Net sales	$30,753	$26,513

	Three Months Ended March 31,
	2012	2011
Net sales by product line
Physician-dispensed
Nu-Derm	$15,594	$13,174
Vitamin C	4,361	3,565
Elasticity	4,278	3,060
Therapeutic	1,877	1,274
Other	3,786	3,865
Total	29,896	24,938
Licensing	857	1,575
Total net sales	$30,753	$26,513

Note 12: Subsequent Events

Comerica Amendment

On April 17, 2012, the Company entered into an amendment to its Credit and Term Loan Agreement with Comerica Bank.  The amendment reflects the changes described in the Comerica Commitment discussed in Note 7.  The amendment is retroactively effective as of March 30, 2012. In connection with entering into the amendment, the Company paid $30 in debt issuance costs. These costs were capitalized in "Other assets" and will be amortized as a component of "Interest expense" over the term of the amended agreement.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results.  These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” section of our 2011 Annual Report on Form 10-K.  You are urged to carefully consider these factors.  All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

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

Aesthetic skin care.  As of March 31, 2012, we sold our products to over 6,500 physician-dispensing accounts in the United States.  During the three months ended March 31, 2012, we had one customer within our physician-dispensed segment that accounted for $3.9 million of our consolidated net sales.  Aside from this customer, there was no other customer accounting for more than 10% of our net sales.  Our current products are not eligible for reimbursement from third-party payors such as health insurance organizations.  We generated U.S. physician-dispensed sales of $25.6 million and $21.7 million during the three months ended March 31, 2012 and 2011, respectively.

International distribution.  We market our products internationally through 18 international distribution partners and, beginning January 1, 2012, one licensing partner, all of which have sales and marketing activities in 43 countries outside of the United States.  Our distributors use a model similar to our business model in the United States, selling our products through direct sales representatives to physicians, or through alternative distribution channels depending on regulatory requirements and industry practices.  We generated international physician-dispensed sales of $4.3 million and $3.3 million during the three months ended March 31, 2012 and 2011, respectively.

Licensing.  We market our products in the Japanese retail markets through license agreements with Rohto Pharmaceutical Co, Ltd (“Rohto”).  Under our agreements, Rohto is licensed to manufacture and sell a series of OTC products developed by it under the Obagi brand name, as well as Obagi-C products, in the Japanese drug store channel, and we receive a royalty based upon Rohto’s sales of Obagi branded products in Japan.  Rohto sells and markets Obagi branded products through high-end drug stores.  Through December 2011, we had other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel.  We receive royalties based upon these arrangements.  We generated licensing revenue of $4.4 million during each of the years ended December 31, 2011 and 2010. We generated licensing revenue of $0.9 million and $1.6 million during the three months ended March 31, 2012 and 2011, respectively.

Online pharmacy fulfillment.  We have identified the elements necessary to establish a web-based marketing and fulfillment operation, including the creation of a nationwide online pharmacy.  We believe a robust e-Commerce platform will help build and strengthen the relationship between our physician customers and their patients.  Once fully developed and deployed our new national distribution system will allow us to deploy additional channel expansion strategies and will protect our brand from internet discounters by implementing a track and trace mechanism to follow products’ pedigrees through the sales channel.  Having an e-Commerce platform, we believe, will enable us to capitalize on the interest in our products by directing consumers to one place to learn about and purchase our products, capture a portion of this new business for our physician customers and serve a larger population of potential patients.  However, we cannot assure you that our e-Commerce platform will actually expand our base of end-users or result in the growth of our business.  Moreover, the creation and maintenance of an e-Commerce platform will require a significant investment in capital and other resources and may divert the attention of our management and other key employees from the operation of our core business, which could materially and adversely impact our business and results of operations beginning in 2012.  During the three months ended March 31, 2012, we incurred $1.0 million and $0.9 million in expenses and capital expenditures, respectively, related to our online pharmacy fulfillment initiative.

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

Litigation settlement and insurance coverage. In January 2010, Dr. Zein Obagi, ZO Skin Health, Inc., and related parties filed a complaint and an arbitration demand against us.  We later filed counterclaims in both proceedings.  On May 2, 2011, the parties to those proceedings entered into a Settlement Agreement that required dismissal of all claims and counterclaims in both proceedings.  Pursuant to the Settlement Agreement, we made a one-time settlement payment of $5.0 million.  The Settlement Agreement also contains a number of non-economic terms.  See Note 7 to our Unaudited Condensed Consolidated Financial Statements for a further discussion on the litigation and the Settlement Agreement.  Since January 2010 through December 31, 2011, we incurred significant litigation and related fees, including the $5.0 million settlement, of $13.5 million.  During the three months ended March 31, 2011, we received a coverage letter from our primary general liability insurance carrier, agreeing to defend the lawsuit, under a reservation of rights.  On May 17, 2011, the insurance carrier filed a complaint in federal court for Declaratory Relief requesting an interpretation of its coverage responsibilities.  On or about July 6, 2011, we filed an answer and cross claim against the carrier and our previous primary general liability insurance carrier.  During the three months ended March 31, 2012, both we and the carrier filed cross motions for summary judgement.  The hearing on those motions is scheduled for May 14, 2012.  Discovery continues and therefore, at present, we cannot estimate the amount of litigation costs and settlement fees, if any, we may recover from the insurance carrier.  Effective October 1, 2011, we converted our payment arrangements with our legal counsel on this matter from an hourly rate to a contingency fee arrangement.

Texas regulatory matter.  In November 2009, we received a letter from the Agency regarding our shipping in Texas of products containing unapproved new drugs and, specifically, referencing certain retail businesses in Texas that were selling our products containing prescription drugs over the Internet.  Prior to this time, the Agency had detained products from three of our customers that sold products on the Internet as a result of a complaint received from a third party.  In its letter, the Agency alleged that we were shipping unapproved new drug articles to these establishments in violation of certain Texas statutes.  After a series of communications with the Agency, at the end of April 2011, we met with the Agency and the AG, at which time the AG stated that it viewed us to be in violation of the Texas Food, Drug and Cosmetic Act and the Texas Deceptive Trade Practices Act arising from the sale in Texas of our HQ Products, which the state believes to be an unapproved new drug.  Beginning April 2011, we voluntarily ceased shipping any HQ Products into the state of Texas.  In addition, we developed a plan that enabled our customers in Texas to return any of these products (that had not otherwise been detained) in their possession in exchange for a credit or refund.

By letter dated February 29, 2012 the Agency notified the AG that it would be closing its pending investigation and enforcement action against us relating to our promotion, sales and distribution of HQ Products in Texas effective that date and withdrew its April 13, 2011 referral of the matter to the AG.  The Agency based its decision on:  (i) a directive that the Agency set priorities for enforcement and allocate its resources and concentrate its efforts on cases that represent the greatest risk to public health and safety; (ii) a Q&A document issued by the FDA in 2010 wherein the FDA acknowledged the potential medical benefits of hydroquinone-containing products for a certain medical condition, the uncertainty of the public health risks associated with the ingredient and its intent to conduct long term studies through the National Toxicology Program; and (iii) its acknowledgment of the relevance of the FDA’s Compliance Policy Guide statement that the FDA has been using to guide its staff and industry concerning the FDA’s enforcement priorities for unapproved drug products.  The Agency also noted that it did not have sufficient evidence to conclude that there is an immediate risk to public health and safety from the topical use of products containing hydroquinone.  No monetary penalties or other administrative fees were levied against us as the result of the Agency’s investigation and no lawsuit was ever filed by the AG against us.  Now that the investigation has been completed and the complaint withdrawn, we re-introduced our HQ Products into Texas in May 2012.  Texas net sales, including products containing hydroquinone, represented approximately 5% and 9% of our total net sales during the years ended December 31, 2011 and 2010, respectively.

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

We engaged a third party to assist in the efforts to manage the return of product from our customers residing in Texas.  As a result of our efforts, during the second and third quarters of 2011, we processed credits and refunds of $1.7 million in returned or detained products.  As of March 31, 2012, we did not expect to receive any additional sales returns related to the matter.

Results of operations.  We commenced operations in 1997, and as of March 31, 2012, we had accumulated earnings of $40.4 million.  We reported net income of $3.0 million and net loss of $2.4 million for the three months ended March 31, 2012 and 2011, respectively.

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, sales returns and allowances, accounts receivable, inventory, goodwill and intangible assets, stock-based compensation and accounting for income taxes have the greatest potential impact on our Unaudited Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies.  Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results.  However, it is possible that the actual results we experience may differ materially and adversely from our estimates in the future.  There have been no material changes to the critical accounting estimates associated with these policies as described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2011 Annual Report on Form 10-K filed with the SEC on March 8, 2012.

Results of operations

The three months ended March 31, 2012 compared to the three months ended March 31, 2011

Net sales.  The following table compares net sales by product line and certain selected products for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011	Change
	(in thousands)
Net Sales by Product Category:
Physician dispensed
Nu-Derm	$15,594	$13,174	18%
Vitamin C	4,361	3,565	22%
Elasticity	4,278	3,060	40%
Therapeutic	1,877	1,274	47%
Other	3,786	3,865	-2%
Total	29,896	24,938	20%
Licensing fees	857	1,575	-46%
Total net sales	$30,753	$26,513	16%

United States	83%	82%
International	17%	18%

Net sales increased by $4.2 million to $30.8 million during the three months ended March 31, 2012, as compared to $26.5 million during the three months ended March 31, 2011.  Overall, we believe our growth during the three months ended March 31, 2012 is primarily due to higher level of patient visits due to increased consumer confidence versus last year, increasing purchases per physician customer and growth in the international physician-dispensed market, offset in part by a decline in licensing fees.  In addition, our increase in net sales during the three months ended March 31, 2012, was attributable to a decline of $1.9 million in the sales returns and allowances provision originally recorded during the three months ended March 31, 2011, related to the actions brought by the Texas state regulatory bodies (see “Overview and Recent Developments” above for further discussion) in April 2011.

Physician-dispensed sales increased $5.0 million, to $29.9 million during the three months ended March 31, 2012, as compared to $24.9 million during the three months ended March 31, 2011.  We experienced net increases in the majority of our product categories as follows: (i) an increase in Nu-Derm sales of $2.4 million, of which $1.3 million is attributable to the sales returns provision related to Texas recorded during the three months ended March 31, 2011; (ii) a $1.2 million increase in Elasticity sales, of which $1.1 million is attributable to the launch of ELASTIderm Complete Complex Eye Serum during the three months ended March 31, 2012; (iii) an increase in Vitamin C sales of $0.8 million, of which $0.2 million is attributable to the sales returns provision related to Texas during the three months ended March 31, 2011; and (iv) an increase in the Therapeutic category of $0.6 million, of which $0.5 million is attributable to the re-launch of our Normal to Oily CLENZIderm kit during the three months ended March 31, 2012.  Licensing fees decreased by $0.7 million due to the launch of new products by our Japanese partner, Rohto, during the three months ended March 31, 2011.  Despite the decline in our licensing fees during the first quarter of 2012, we do not expect our licensing fees to be materially impacted for the year ending December 31, 2012.

Our aggregate sales growth was composed of $4.0 million from the U.S and $0.9 million from our International physician-dispensed markets, offset in part by a $0.7 million decline in licensing fees.  The increase in International sales was experienced across the majority of our product lines and was principally a result of: (i) a $0.4 million increase in the Europe and Other region; (ii) a $0.4 million increase from the Far East; and (iii) a $0.1 million increase from the Americas.  The net increase in the U.S. was due to $2.1 million in sales growth, along with a decrease of $1.9 million in sales returns and allowances associated with the Texas regulatory matter during the three months ended March 31, 2011.

Despite the growth we have experienced during 2011 and the first quarter of 2012, we believe that until we see continued stabilization in the global economy, our future net sales could be negatively impacted.

Gross margin percentage.  Overall, our gross margin percentage increased to 79.7% for the three months ended March 31, 2012, as compared to 79.4% for the three months ended March 31, 2011.  Gross margin for our physician-dispensed segment increased to 79.2% as compared to 78.1% for the same period last year.  The improvement in our physician-dispensed gross margin is primarily due to an improvement in product costs related to our Therapeutic products during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  In addition we experienced a reduction in inventory reserves during the first quarter of 2012, as $0.3 million in inventory was reserved during the first quarter of 2011 related to the Texas matter.  The gross margin for our licensing segment increased slightly to 99.8% compared to 99.7% for the same period last year.

       Selling, general and administrative.  Selling, general and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock-based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expense and other selling expenses.  Selling, general and administrative expenses decreased $5.5 million to $19.0 million during the three months ended March 31, 2012, as compared to $24.5 million for the three months ended March 31, 2011.  This decline was primarily due to the following: (i) a decrease of $7.2 million in costs associated with the litigation and settlement of matters related to Dr. Obagi (see Note 7 to Unaudited Condensed Consolidated Financial Statements); (ii) a $0.8 million decrease in other marketing as during the three months ended March 31, 2011, we invested in extensive market research and consumer engagement initiatives to update and enhance our internet presence; and (iii) a $0.5 million decrease in impairment charges (see “Impairment of License” discussion under “Overview and Recent Developments”). These decreases were partially offset by: (i) $1.0 million in expenses directly related to the development and set-up of our e-Commerce platform; (ii) $0.5 million in expenses associated with the regulatory matters in California; (iii) a $0.4 million increase in professional fees, primarily legal fees related to other general corporate matters and the shareholder rights plan; (iv) a $0.3 million increase in headcount-related expenses; (v) $0.2 million in expenses related to the establishment of a second source for certain of our products; (vi) $0.1 million in research concerning the Japanese market; (vii) $0.1 million in expenses for efforts to expand our reach into obstetrician/gynecology practices; (viii) a $0.1 million increase in promotions and training expenses; (ix) a $0.1 million increase in advertising costs; and (x) a $0.1 million increase in non-cash compensation. As a percentage of net sales, selling, general and administrative expenses in the three months ended March 31, 2012 was 62% as compared to 92% for the three months ended March 31, 2011. We expect selling, general and administrative expenses to decline as a percentage of net sales for the remainder of fiscal year 2011.

Research and development.  Research and development expenses increased $0.2 million to $0.6 million for the three months ended March 31, 2012 as compared to $0.4 million for the three months ended March 31, 2011.  This was due to a $0.2 million increase in expenses related to the development of new products.  As a percentage of net sales, research and development costs were 2% for each of the three months ended March 31, 2012 and 2011.  We expect research and development costs to increase slightly as a percentage of net sales for the remainder of fiscal year 2012.

Interest income and Interest expense.  Interest income increased to $18,000 for the three months ended March 31, 2012 from $2,000 for the three months ended March 31, 2011.  We earn interest income from the investment of our cash balance into a money market account.  Our average cash and cash equivalents increased from $17.9 million for the three months ended March 31, 2011 to $37.5 million for the three months ended March 31, 2012, and our weighted average interest rate increased from 0.24% during the three months ended March 31, 2011 to 0.25% during the three months ended March 31, 2012.  Interest expense was $22,000 during the three months ended March 31, 2012, as compared to $64,000 for the three months ended March 31, 2011.  The decrease is due to an decrease in the amortization of debt issuance costs related to our Credit and Term Loan Agreement.

Income taxes.  Income tax expense was $1.9 million for the three months ended March 31, 2012, as compared to income tax benefit of $1.5 million for the three months ended March 31, 2011.  The income tax benefit during the three months ended March 31, 2011 was due to our loss from operations of $3.9 million during the same period.  Our effective tax rate was 39.2% for the three months ended March 31, 2012 and 39.1% for the three months ended March 31, 2011.

Liquidity and capital resources

Trends and uncertainties affecting liquidity

Our primary sources of liquidity are our cash generated by operations and availability under our Credit and Term Loan Agreement with Comerica Bank.  As of March 31, 2012 we had approximately $38.3 million in cash and cash equivalents and $35.0 million available for borrowing under the Credit and Term Loan Agreement.  We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to meet foreseeable liquidity requirements.  The following has impacted or is expected to impact liquidity:

•	On March 6, 2012, our Board authorized a $20.0 million increase to our stock repurchase program, resulting in the availability to repurchase up to $30.0 million of our common stock as of such date;

•
The legal costs and related settlement expense related to the litigation and arbitration involving us and Dr. Obagi were material.  Although our primary insurance carrier has agreed to defend the lawsuit, under a reservation of rights, we cannot estimate the amount, if any that the insurance carrier will agree to pay.  See Note 7 to our Unaudited Condensed Consolidated Financial Statements;

•
During the three months ended March 31, 2011, we recorded $1.9 million in sales returns for products returned from customers residing in the state of Texas, which was subsequently adjusted to $1.7 million during the second and third quarters of 2011.  We voluntarily ceased shipment of certain of our products containing 4% hydroquinone into the state of Texas from April 2011 to May 2012.  Although we resumed shipping HQ products in Texas in May 2012, we cannot assure you that sales of such products in that state will return to historical levels. Texas net sales, including products containing hydroquinone, represented approximately 5% and 9% of our total net sales during the years ended December 31, 2011 and 2010, respectively;

•
Although no enforcement action has been instituted against us for the California regulatory matter to date, it is possible that we will incur significant legal costs and potential penalties may be assessed.  If the ultimate expenses, penalties and/or restrictions are material, this matter could have a material adverse effect on our consolidated financial position, results of operations and cash flows;

•
Many of our products are manufactured by a single source.  In the event that any of our single source manufacturers experiences a disruption in supply, our product supply, sales operations and/or our ability to collect any outstanding receivable could be adversely affected.  During 2011, this occurred with one such manufacturer.  As of March 31, 2012, amounts due from this manufacturer were approximately $0.2 million.  If this or any other of our single source manufacturers experiences a significant disruption in supply it could have a material adverse effect on our consolidated financial position, results of operations and cash flows; and

•
We plan to invest significant capital and other resources in 2012 of between $9.0 million and $12.0 million into the creation and maintenance of an e-Commerce platform and fulfillment center.  We cannot assure you that the e-Commerce platform will result in the growth of our business.  Investment into this initiative could have a material adverse effect on our consolidated financial position, results of operations and cash flows.  During the three months ended March 31, 2012, we recorded $1.0 million and $0.9 million in expenses and capital expenditures, respectively, related to this strategic initiative.

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

The recent recession and ongoing tightening of credit in financial markets has, in some cases, adversely impacted our customers’ cash flow and ability to access sufficient credit in a timely manner, which, in turn, has impacted their ability to make timely payments to us.  In light of these circumstances, and in order to remain competitive in the marketplace, for certain selected customers who we deemed to be creditworthy based upon their prior payment history, we extended our standard payment terms from net 30 days to net 60 days for selected product purchases made in connection with certain sales promotion programs.  Such extension does not represent a permanent change to the payment terms for such customers but, rather, is applicable only to specified purchases made by such customers in connection with the applicable sales promotion program.  Sales of products having net 60-day payment terms represented 46% of our net sales for the three months ended March 31, 2012.  Although we have extended our credit terms for certain purchases made by certain qualified customers, we have seen improvement in our days’ sales outstanding (“DSO”) from 65 days as of March 31, 2011 to 60 days as of March 31, 2012.

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

As of March 31, 2012, we had no outstanding balance on the Facility or the Term Loans available under the Credit and Term Loan Agreement.  We were in compliance with all financial and non-financial covenants under the Credit and Term Loan Agreement as of March 31, 2012 and December 31, 2011.  In April 2012, we entered into an amendment to the Credit and Term Loan Agreement with Comerica Bank, to: (i) extend the Facility maturity date from July 1, 2012 to July 1, 2014, unless otherwise terminated in accordance with the Credit and Term Loan Agreement; (ii) extend the draw period of our Term Loans from May 3, 2012 to earliest to occur of (a) the aggregate outstanding principal balance of the Term Loans equaling the term commitment, (b) July 1, 2013, and (c) the date of our request to close out the Term Loans; (iii) increase the maximum stock repurchases we may effect from $50.3 million to $70.3 million; (iv) allow intercompany loans or intercompany investments in our subsidiary created for the e-Commerce initiative in an aggregate not to exceed $12.0 million; and (v) exempt our subsidiary related to the e-Commerce initiative from the subsidiary requirements of the Credit and Term Loan Agreement. The amendment is retroactively effective as of March 30, 2012.  We expect to be in compliance with both our non-financial and financial covenants during 2012; however, economic conditions or the occurrence of any of the events discussed under Part I, Item IA, “Risk Factors” in our 2011 Annual Report on Form 10-K could cause noncompliance within our financial covenants.

 We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity.  As of March 31, 2012 and December 31, 2011, we had approximately $55.1 million and $52.2 million, respectively, in working capital.  During the three months ended March 31, 2012, we invested approximately $1.1 million in capital expenditures, which largely related to our e-Commerce platform.  For the remainder of 2012, we expect to spend approximately $1.8 million in capital expenditures, primarily related to the e-Commerce platform and fulfillment center, and software and IT upgrades.

Cash requirements for our business

Historically, we have generated cash from operations in excess of working capital requirements and through private and public sales of common stock.  We currently invest our cash and cash equivalents in a money market account.  As of March 31, 2012 and December 31, 2011, we had approximately $38.3 million and $35.0 million, respectively, of cash and cash equivalents.

On October 26, 2010, we announced that our Board of Directors authorized us to repurchase up to $45.0 million of our common stock, depending on market conditions and other factors.  Share repurchases could include the repurchase of shares from the selling stockholders in connection with the secondary offering of our common stock completed in November 2010, as well as repurchases made through open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.  During the fourth quarter ended December 31, 2010, we repurchased 3,556,910 shares of our outstanding common stock for a cost of $35.0 million.  No repurchases were effected during the year ended December 31, 2011, leaving us with $10.0 million available for repurchases under the program.  On March 6, 2012, our Board authorized a $20.0 million increase to our stock repurchase program, resulting in the availability to repurchase up to $30.0 million of our common stock as of such date.  This authorization does not obligate us to acquire any particular amount of common stock nor does it ensure that any shares will be repurchased, and it may be suspended at any time at our discretion.

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

 Cash flow

Three months ended March 31, 2012.  For the three months ended March 31, 2012, net cash provided by operating activities was $4.1 million.  The primary sources of cash were $3.0 million in net income, adjusted for: (i) non-cash items; (ii) a decrease in income taxes receivable; (iii) a net increase in accounts payable and accrued liabilities through timing of purchasing and payments; and (iv) a decrease in accounts receivable; partially offset by: (i) an increase in inventory due a decrease in our annual inventory turns from 5.2 as of December 31, 2011 to 4.9 as of March 31, 2012; and (ii) an increase in prepaids and other current assets.

Net cash used in investing activities was $1.2 million for the three months ended March 31, 2012, primarily attributable to the costs associated with our e-Commerce platform and investments in licenses and patent-related intellectual property during the three months ended March 31, 2012.  We anticipate spending approximately $1.8 million in total for the year ending December 31, 2012 for capital expenditures primarily associated with IT upgrades and disaster recovery infrastructure.

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2012, which was primarily attributable to proceeds received from the exercise of stock options, slightly offset by payments made on capital lease obligations.

Three months ended March 31, 2011.  For the three months ended March 31, 2011, net cash provided by operating activities was $5.2 million.  The primary sources of cash were $2.4 million in net loss, adjusted for: (i) non-cash items;  (ii) a decrease in accounts receivable due to lower sales during the three months ended March 31, 2011 as compared to the three months ended December 31, 2010; (iii) an net increase in accounts payable and accrued liabilities through timing of purchasing and payments; and (iv) a decrease in inventory due an improvement in our annual inventory turns from 4.2 as of December 31, 2010 to 5.2 as of March 31, 2011.

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

Interest rate risk

Our interest income and expense is more sensitive to fluctuations in the general level of the U.S. prime rate and LIBOR interest rates than to changes in rates in other markets.  Changes in U.S. LIBOR interest rates affect the interest earned on our cash and cash equivalents.  At March 31, 2012, we had approximately $38.3 million of cash and cash equivalents.  If the interest rates on our cash and cash equivalents and short-term investments were to increase or decrease by 1% for the year, annual interest income would increase or decrease by approximately $0.4 million.

 Other risks

Generally we have been able to collect our accounts receivable in the ordinary course of business.  We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified.  Our DSO remained flat at 60 days at December 31, 2011 and March 31, 2012.  We do not believe that our accounts receivable balance presents a significant credit risk based upon our past collection experience.

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

PART II

ITEM 1:    LEGAL PROCEEDINGS

  On January 7, 2010, ZO Skin Health, Inc., a California corporation, filed a complaint in the Superior Court of the State of California, County of Los Angeles: ZO Skin Health, Inc. vs. OMP, Inc. and Obagi Medical Products, Inc. and Does 1-25; Case No.  BC429414.  The complaint alleged claims against us and sought injunctive relief, compensatory damages and other damages in an unspecified amount, punitive damages and costs of suit including attorneys’ fees.  We answered the complaint and denied the allegations in that pleading.  In addition, we asserted counterclaims against the plaintiff.

In addition, on or about January 7, 2010, Zein Obagi and his spouse, Samar Obagi, and the Zein and Samar Obagi Family Trust and certain other entities allegedly affiliated with Zein Obagi sent us an arbitration demand before JAMS in Los Angeles, California in which the claimants claimed breaches of the 2006 Services Agreement and 2006 Separation and Release Agreement (see Note 7 in our Notes to Unaudited Condensed Consolidated Financial Statements) between us and the claimants and various breaches of common law, California law and federal law.  We filed an answer to the Demand for Arbitration denying the allegations and asserting various counterclaims.  In May 2010, the claimants in the arbitration proceeding filed an amended demand, again before JAMS in Los Angeles.

On May 2, 2011, we entered into the Settlement Agreement with the ZO Parties, including Zein E. Obagi, M.D., Zein E. Obagi, M.D., Inc., ZO Skin Health, Inc., Skin Health Properties, Inc., the Zein and Samar Obagi Trust, and Samar Obagi that resulted in the dismissal with prejudice of all claims and counterclaims in both the litigation and arbitration.  Under the Settlement Agreement, we and ZO Parties have agreed to mutual releases.  The Settlement Agreement also provided for: (i) a one-time payment of $5.0 million from us to the ZO Parties; and (ii) the grant of a limited, non-exclusive license by us to the ZO Parties to use certain of our trademarks in up to three locations. The other non-economic terms of the Settlement Agreement are confidential.  We recorded $5.0 million for the one-time payment and $2.2 million in related litigation fees during the three months ended March 31, 2011.

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

ITEM 1A:  RISK FACTORS

None.

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On October 26, 2010, we announced that our Board of Directors authorized us to repurchase up to $45.0 million of our common stock, depending on market conditions and other factors.  Share repurchases have included the repurchase of $35.0 million of shares from certain selling stockholders following completion of the registered public offering of shares of our common stock by such stockholders in November 2010, and may include future repurchases made through open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.  No repurchases were made during year ended December 31, 2011.  Accordingly, as of December 31, 2011, $10.0 million was still authorized for the repurchase of shares.

As no repurchases were made subsequent to December 31, 2011 through March 6, 2012, the date on which our Board authorized a $20.0 million increase to our stock repurchase program, our availability to repurchase our common stock increased to $30.0 million of our common stock as of such date.  This authorization does not obligate us to acquire any particular amount of common stock nor does it ensure that any shares will be repurchased, and it may be suspended at any time at our discretion. No repurchases were made during the three months ended March 31, 2012.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:  OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit	Exhibit title
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated Bylaws of the Company (1)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company
4.1	Specimen Stock Certificate (1)
4.2	Rights Agreement dated as of December 23, 2011 between the Company and American Stock Transfer & Trust Company, LLC, as rights agent.(2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*           Filed herewith
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A (Registration No. 333-137272), previously filed with the Commission.
(2)	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A, previously filed with the Commission on December 23, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBAGI MEDICAL PRODUCTS, INC.

Date: May 3, 2012	By:	/s/Albert F. Hummel
Albert F. Hummel
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2012	By:	/s/Preston S. Romm
Preston S. Romm
Chief Financial Officer
(Principal Financial Officer)