Form 10-Q
period 2012-06-30
Obagi Medical Products, Inc.
filed 2012-08-02
CIK 1375247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

There were 18,803,965 shares of the registrant’s common stock issued and outstanding as of July 31, 2012.

OBAGI MEDICAL PRODUCTS, INC.
QUARTERLY REPORT ON FORM 10-Q

Obagi®, Blue Peel®, Blue Peel RADIANCE® Condition & Enhance®, ELASTIderm®, ELASTILash® Nu-Derm®, Obagi-C®, Obagi CLENZIderm®, Rosaclear® and Penetrating Therapeutics™ are among the trademarks of Obagi Medical Products, Inc. and/or its affiliates in the United States and certain other countries.  Refissa® is a trademark of Spear Pharmaceuticals Inc.  Any other trademarks or trade names mentioned are the property of their respective owners.

© 2012 Obagi Medical Products, Inc.  All rights reserved.

PART I

ITEM 1: FINANCIAL STATEMENTS

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$40,191	$35,049
Accounts receivable, net	20,372	20,985
Inventories, net	6,809	4,389
Prepaid expenses and other current assets	6,864	6,048
Total current assets	74,236	66,471
Property and equipment, net	3,720	2,841
Goodwill	4,629	4,629
Intangible assets, net	3,317	3,538
Other assets	274	172
Total assets	$86,176	$77,651

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,764	$7,216
Current portion of long-term debt	11	9
Accrued liabilities	7,043	7,065
Total current liabilities	14,818	14,290
Long-term debt	14	13
Other long-term liabilities	2,409	2,476
Total liabilities	17,241	16,779
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized, 23,182,936 and 23,066,707 shares issued and 18,803,965 and 18,682,721 shares outstanding at June 30, 2012 and December 31, 2011, respectively	23	23
Additional paid-in capital	65,507	63,796
Retained earnings	43,753	37,401
Treasury stock, at cost; 4,367,941 shares at June 30, 2012 and December 31, 2011	(40,348)	(40,348)
Total stockholders' equity	68,935	60,872
Total liabilities and stockholders' equity	$86,176	$77,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net sales	$30,506	$28,876	$61,259	$55,389
Cost of sales	6,174	6,530	12,408	11,992
Gross profit	24,332	22,346	48,851	43,397
Selling, general and administrative expenses	18,266	17,134	37,251	41,618
Research and development expenses	478	394	1,077	819
Income from operations	5,588	4,818	10,523	960
Interest income	17	9	35	11
Interest expense	(18)	(31)	(40)	(95)
Income before provision for income taxes	5,587	4,796	10,518	876
Provision for income taxes	2,234	1,875	4,166	396
Net income and comprehensive income	$3,353	$2,921	$6,352	$480

Net income attributable to common shares
Basic	$0.18	$0.16	$0.34	$0.03
Diluted	$0.18	$0.16	$0.34	$0.03

Weighted average common shares outstanding
Basic	18,759,831	18,567,467	18,727,671	18,535,895
Diluted	18,890,726	18,644,133	18,937,583	18,683,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
(Dollars in thousands)

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount		Total

Balances, as of December 31, 2011	23,050,662	$23	$63,796	$37,401	(4,367,941)	$(40,348	) $	60,872
Net income and comprehensive income for the six months ended June 30, 2012	—	—	—	6,352	—	—		6,352
Issuance of vested restricted stock	16,045	—	—	—	—	—		—
Issuance of common stock upon exercise of stock options	105,199	—	812	—	—	—		812
Stock-based compensation expense	—	—	899	—	—	—		899
Balances, as of June 30, 2012	23,171,906	$23	$65,507	$43,753	(4,367,941)	$(40,348	) $	68,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$6,352	$480
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	789	1,085
Gain on disposal of assets	—	(54)
Impairment of intangible assets	15	522
Charges related to the exit of manufacturing plant	—	83
Provision for (recovery of) doubtful accounts	183	(41)
Provision for Texas sales returns and allowances	—	385
Stock-based compensation expense	899	624
Changes in operating assets and liabilities
Accounts receivable	430	3,627
Income taxes receivable	(399)	(1,375)
Inventories	(2,420)	1,470
Prepaid expenses and other current assets	(417)	(188)
Other assets	(87)	25
Accounts payable	548	910
Accrued liabilities	(91)	(1,960)
Other long-term liabilities	(67)	(32)
Net cash provided by operating activities	5,735	5,561
Cash flows from investing activities
Purchases of property and equipment	(1,244)	(311)
Disposal of property and equipment	—	54
Purchase of other intangible assets	(126)	(174)
Net cash used in investing activities	(1,370)	(431)
Cash flows from financing activities
Principal payments on capital lease obligations	(5)	(2)
Proceeds from the exercise of stock options	812	790
Debt issuance costs for line of credit	(30)	—
Net cash provided by financing activities	777	788
Net increase in cash and cash equivalents	5,142	5,918
Cash and cash equivalents at beginning of period	35,049	15,139
Cash and cash equivalents at end of period	$40,191	$21,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 1: Description of Business and Basis of Presentation

Obagi Medical Products, Inc. (the “Company”) is a specialty pharmaceutical company that develops, markets and sells proprietary topical aesthetic and therapeutic prescription-strength skin care systems in the physician-dispensed market.  The Company is incorporated under the laws of the state of Delaware.  The Company markets its products through its own sales force throughout the United States, and through 21 distribution and one licensing partner in 47 other countries in regions, including North America, Europe, Asia, the Middle East, Central America and South America.  The Company also licenses certain non-prescription product concepts under the Obagi trademark to a large Japanese-based pharmaceutical company for sale through consumer distribution channels in Japan.

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Obagi Medical Products, Inc. and its wholly owned subsidiaries, OMP, Inc. and OPO, Inc. (“OPO”).  OPO was established in January 2012 to conduct the Company’s online pharmacy and fulfillment business.  All intercompany accounts and transactions have been eliminated in consolidation.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to fairly state the financial information contained therein.  These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2011. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or any other period(s).

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

Note 3: Composition of Certain Financial Statement Captions

	June 30,	December 31,
Inventories	2012	2011

Raw materials	$899	$1,020
Finished goods	6,237	3,834
	7,136	4,854
Less reserve for inventories	(327)	(465)
	$6,809	$4,389

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

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

	June 30,	December 31,
Property and Equipment	2012	2011

Furniture and fixtures	$742	$740
Computer software and equipment	3,891	3,757
Laboratory and office equipment	464	464
Leasehold improvements	2,200	2,200
Capital lease (office equipment)	37	29
Construction in progress	1,233	62
	8,567	7,252
Less accumulated depreciation and amortization	(4,847)	(4,411)
	$3,720	$2,841

	June 30,	December 31,
Accrued Liabilities	2012	2011

Salaries and related benefits	$4,657	$3,406
Income taxes payable	—	1,725
Amounts due to related parties (Note 6)	75	84
Other	2,311	1,850
	$7,043	$7,065

Other Long-Term Liabilities
	June 30,	December 31,
	2012	2011

Lease liabilities	$1,246	$1,317
Other	1,163	1,159
	$2,409	$2,476

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

At June 30, 2012 and December 31, 2011, the carrying amounts and accumulated amortization of intangible assets were as follows:

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	June 30, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value

Trademarks	$7,670	$(5,330)	$2,340	$7,700	$(5,140)	$2,560
Licenses	200	(92)	108	100	(58)	42
Other intangible assets	2,193	(1,324)	869	2,189	(1,253)	936
	$10,063	$(6,746)	$3,317	$9,989	$(6,451)	$3,538

Amortization expense related to all intangible assets, including certain amounts reflected in cost of sales, for the three months ended June 30, 2012 and 2011 was $149 and $154, respectively and for the six months ended June 30, 2012 and 2011 was $298 and $334, respectively.

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

Note 5: Income Taxes

The Company had unrecognized tax benefits, all of which affect the effective tax rate if recognized, of $257 and $243 as of June 30, 2012 and December 31, 2011, respectively.  Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of each of June 30, 2012 and December 31, 2011, accrued interest related to uncertain tax positions was $11.

The tax years 2007 - 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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
(Dollars in thousands, except per share amounts)

are deductible for income tax purposes but do not impact net income.  These benefits are principally generated from employee exercises of non-qualified stock options.

Note 6: Related-Party Transactions

Cobrek Pharmaceuticals, Inc.

From November 2010 through March 2011, the Company entered into consulting arrangements with certain individuals affiliated with Cobrek Pharmaceuticals, Inc. (“Cobrek”) to provide consulting services to the Company.  These individuals include: (i) the Vice President of Regulatory Affairs and Quality Assurance; (ii) the Chairman of the board of directors; (iii) a member of the board of directors; and (iv) a senior consultant.  The Company currently anticipates that it may enter into an additional consulting arrangement with Cobrek itself and may engage other employees or consultants of Cobrek to provide formulation and/or other services to the Company.  In addition to the four consultants mentioned above, Albert F. Hummel, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors, is also the Chief Executive Officer, a member of the board of directors and a holder of more than 10% of the outstanding stock of Cobrek.  For the three and six months ended June 30, 2011, the Company recorded fees and related expenses for consulting services provided by Mr. Hummel prior to entering into an employment arrangement with him.  Effective April 2011, the Company entered into an employment arrangement with Mr. Hummel.  As of June 30, 2012 and December 31, 2011, amounts due to the consultants noted in (ii) and (iii) above, aggregated to $75 and $84, respectively, and were recorded as “Amounts due to related parties” in Note 3.

Total fees and related expenses recorded for the consultants and Mr. Hummel for the three and six months ended June 30, 2012 and 2011 are included in the accompanying Unaudited Condensed Consolidated Statements of Income and Comprehensive Income and are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consultants
Selling, general and administrative	$248	$335	$488	$399
Research and development	—	—	—	81
Total	$248	335	488	480

Albert F. Hummel
Selling, general and administrative	$—	$21	$—	$160

Note 7: Commitments and Contingencies

Comerica Amendment

On April 17, 2012, the Company entered into an amendment to its Amended and Restated Credit and Term Loan Agreement with Comerica Bank (the “Credit and Term Loan Agreement”), to: (i) extend the maturity date of the revolving credit facility from July 1, 2012 to July 1, 2014, unless otherwise terminated in accordance with the Credit and Term Loan Agreement; (ii) extend the draw period of the Term Loans (as defined below) from May 3, 2012 to earliest to occur of (a) the aggregate outstanding principal balance of the Term Loans equaling the term commitment, (b) July 1, 2013, and (c) the date the Company requests to close out the Term Loans; (iii) increase the maximum stock repurchases the Company may effect from $50,300 to $70,300; (iv) allow intercompany loans or intercompany investments in the Company’s subsidiary created for the e-Commerce initiative in an aggregate not to exceed $12,000; and (v) exempt the Company’s subsidiary related to the e-Commerce initiative from the subsidiary requirements of the Credit and Term Loan Agreement. The amendment is retroactively effective as of March 30, 2012.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Debt Compliance

On November 3, 2010, the Company entered into the Credit and Term Loan Agreement with Comerica Bank, which provides the Company access to a $20,000 revolving credit facility (the “Facility”) and $15,000 in term loans (the “Term Loans”).  As of June 30, 2012 and December 31, 2011, the Company did not have an outstanding balance on its Facility or Term Loans.  As of June 30, 2012 and December 31, 2011, the Company was in compliance with all financial and non-financial covenants under the Credit and Term Loan Agreement.

Software License, Development and Services Agreement

On March 6, 2012, OPO, entered into a Software License, Development and Services Agreement (the “Software Agreement”) with Koogly, LLC (“Koogly”).  Under the Software Agreement, Koogly will develop, install, maintain and host software for OPO that will enable end users to acquire the Company’s products through OPO’s website, assist end users in obtaining prescriptions from their physicians for any of the Company’s prescription-based products, allow OPO to track and manage online orders and provide warehouse management functionality.  OPO paid Koogly $675, half of the one-time license fee, upon execution of the Software Agreement and will pay the remaining half of such fee after it receives the software from Koogly and has had the opportunity to test and use it for a satisfactory period.  In addition, OPO has agreed to pay Koogly a royalty on net sales of the Company’s products that are sold through the OPO website during the term of the Software Agreement The term of the Software Agreement is seven years.  Thereafter, the software license may be renewed upon mutual agreement of Koogly and OPO.  Either party has the right to terminate the Software Agreement upon prior written notice in the case of a breach of the agreement by the other party and failure to cure such breach within a specified period.  In addition, OPO may terminate the Software Agreement if Koogly has not delivered the software within 12 months or, if once delivered and used in a commercial environment, the software is unavailable for five consecutive days.  As of June 30, 2012, the Company recorded the initial payment of $675 in construction in progress, a component of software costs recorded in “Property and equipment, net.”

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

Both Koogly and Bella are affiliates of Phoenix Capital Management, LLC and PCM Venture I, LLC, which owns the website www.kwikmed.com.

Lease Agreement

On April 18, 2012, OPO, entered into a lease agreement with Pheasant Hollow Business Park, LLC, for the lease of office and warehouse space located in South Jordan, Utah.  The facility’s primary function will be to fulfill online orders.  The facility consists of 41,252 rentable square feet and the initial term of the lease is for 87 months beginning upon receipt of a Certificate of Occupancy from South Jordan City.  The total lease payments over the initial term will approximate $1,593.  As of June 30, 2012, the lease had not yet commenced.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

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

Insurance Coverage

During the three months ended March 31, 2011, the Company received a coverage letter from its general liability insurance carrier, agreeing to defend the lawsuit described above, under a reservation of rights.  In May 2011, the insurance carrier filed a complaint in federal court for Declaratory Relief requesting an interpretation of its coverage responsibilities.  In July 2011, the Company filed an answer and cross claim against the carrier and its previous general liability insurance carrier.  During the three months ended March 31, 2012, the Company and the insurance carrier filed cross motions for summary judgment related to the insurer’s duty to defend.  They did not address the indemnity issues or bad faith claims.  The hearing on the cross motions was heard in May 2012.  The Company’s motions on the duty to defend were granted and the insurer has made a partial payment of the defense costs subject to a reservation of rights.  As a result, these funds are being held in an interest-bearing escrow account pending final disposition of the matter.  As of June 30, 2012, the Company has not recorded a gain contingency related to the matter pending final disposition of the matter.  A mandatory arbitration proceeding related to the indemnity and bad faith claims is scheduled for August 2012.  Discovery is ongoing and therefore, at present, the Company cannot determine the amount of litigation costs and settlement fees, if any, it may recover due to the preliminary nature of the proceedings.  As a result, the Company has not recorded any insurance recovery from the carrier during the year ended December 31, 2011 or during the three- and six-month periods ended June 30, 2012.  Effective October 2011, the Company converted its payment arrangements with its legal counsel on this matter from an hourly rate to a contingency fee arrangement.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

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

By letter dated February 29, 2012 the Agency notified the AG that it would be closing its pending investigation and enforcement action against the Company relating to the Company’s promotion, sales and distribution of HQ Products in Texas effective that date and withdrew its April 13, 2011 referral of the matter to the AG.  The Agency based its decision on: (i) a directive that the Agency set priorities for enforcement and allocate its resources and concentrate its efforts on cases that represent the greatest risk to public health and safety; (ii) a Q&A document issued by the U.S. Food and Drug Administration (“FDA”) in 2010 wherein the FDA acknowledged the potential medical benefits of hydroquinone-containing products for a certain medical condition, the uncertainty of the public health risks associated with the ingredient and its intent to conduct long-term studies through the National Toxicology Program; and (iii) its acknowledgment of the relevance of the FDA’s Compliance Policy Guide statement that FDA has been using to guide its staff and industry concerning the FDA’s enforcement priorities for unapproved drug products. The Agency also noted that it did not have sufficient evidence to conclude that there is an immediate risk to public health and safety from the topical use of products containing hydroquinone.  No monetary penalties or other administrative fees were levied against the Company as the result of the Agency’s investigation and no lawsuit was ever filed by the AG against the Company.  As the investigation has been completed and the complaint withdrawn, in May 2012, the Company re-introduced its HQ Products into the Texas market.

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

The Company engaged a third party to assist in the efforts to manage the return of product from its customers residing in Texas.  As a result of the Company’s efforts, during the second and third quarters of 2011, the Company processed credits and refunds of $1,669 for returned or detained products.  As of June 30, 2012, the Company did not anticipate further sales returns and allowances related to the matter.

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
(Dollars in thousands, except per share amounts)

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

Although the Company is in discussions with the CAG on this matter, no resolution has been reached and based upon the information and documents requested by the CAG it is possible that the CAG could seek to limit or prohibit sales of the Company’s HQ Products in or from California or force it to change the methods by which it promotes, markets, sells and distributes its HQ Products in or from California.  In the event the CAG takes actions that cause the Company to limit or cease sales of its HQ Products in or from California or require it to materially change the methods by which it promotes, markets, sells and distributes its HQ Products in or from California, such actions would have a material adverse effect on the Company’s results of operations and financial condition.

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

Under the treasury stock method, the assumed proceeds calculation includes: (i) the actual proceeds to be received from the employee upon exercise, (ii) the average unrecognized compensation cost during the period, and (iii) any tax benefits that will be credited upon exercise to additional paid-in capital.  Basic and diluted earnings per common share were calculated using the following weighted average shares outstanding for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average shares outstanding - basic	18,759,831	18,567,467	18,727,671	18,535,895
Effect of dilutive stock options	130,895	76,666	209,912	147,869
Weighted average shares outstanding - diluted	18,890,726	18,644,133	18,937,583	18,683,764

Diluted earnings per share for the three and six months ended June 30, 2012 does not include the impact of common stock options, restricted stock units (“RSUs”) and unvested restricted stock totaling 758,000 and 1,056,456 shares, respectively, and the impact of common stock options, RSUs and unvested restricted stock totaling 875,104 and 657,083 shares for the three and six months ended June 30, 2011, respectively, as the effect of their inclusion would be anti-dilutive.

Note 9: Stock Awards

During the three months ended June 30, 2012, the Company’s Board of Directors, through its Compensation Committee, granted 490,000 options under the 2005 Stock Incentive Plan, as amended, to employees of the Company with an exercise price of $12.70 per share, which was equal to or greater than the fair value of the underlying common stock on the date of grant.  During the six months ended June 30, 2012, the Company’s Board of Directors, through its Compensation Committee, granted 524,000 options to employees of the Company, with exercise prices ranging from

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

$10.27 to $12.70 per share, which was equal to or greater than the fair value of the underlying common stock on the date of grant.

In connection with Al Hummel’s appointment as President and Chief Executive Officer on April 21, 2011, the Compensation Committee granted Mr. Hummel an option to purchase 100,000 shares of the Company’s common stock, with an exercise price of $12.55, the closing selling price of the Company’s common stock on the date of grant.  In addition, on the same date, the Compensation Committee awarded Mr. Hummel 50,000 RSUs, which also have a fair market value of $12.55 per share.

In addition to the stock options granted to Mr. Hummel, during the three and six months ended June 30, 2011, the Company’s Board of Directors, through its Compensation Committee, granted to other employees 25,000 and 28,000 options, respectively, with an exercise price of $9.39 and a range of exercise prices of $9.39 to $11.39, respectively, which were equal to or greater than the fair value of the underlying common stock on the date of grant.

During the three and six months ended June 30, 2012, the Company issued 11,030 shares of restricted stock to members of its Board of Directors, with a fair market value of $13.06 per share.  During the three and six months ended June 30, 2011, the Company issued 16,045 shares of restricted stock to members of its Board of Directors, with a fair market value of $9.35 per share.  The restricted stock awards granted during the three- and six-month periods ended June 30, 2011, fully vested on June 7, 2012.  The fair market value of the restricted stock granted during each of the three- and six-month periods ended June 30, 2012 and 2011 was equal to or greater than the fair value of the underlying common stock on the date of grant.

As of June 30, 2012, total unrecognized stock-based compensation expense related to unvested stock options was approximately $3,723, which is expected to be recognized over a weighted average period of approximately 2.47 years.

Note 10: Common Stock

Increase in Stock Repurchase Program

On October 26, 2010, the Company announced that its Board of Directors authorized it to repurchase up to $45,000 of its common stock, depending on market conditions and other factors.  During the fourth quarter ended December 31, 2010, the Company repurchased 3,556,910 shares of the Company’s outstanding common stock from certain selling stockholders for a cost of $35,000.  No repurchases were effected during the year ended December 31, 2011, resulting in the availability of $10,000 for repurchases under the program.  On March 6, 2012, the Company’s Board of Directors authorized a $20,000 increase to the Company’s stock repurchase program, resulting in the availability to repurchase up to $30,000 of the Company’s common stock as of such date.  This authorization does not obligate the Company to acquire any particular amount of common stock nor does it ensure that any shares will be repurchased, and it may be suspended at any time at the Company’s discretion.  No repurchases were made during the three- and six-month periods ended June 30, 2012.

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
(Dollars in thousands, except per share amounts)

distributors that specialize in the distribution and marketing of over-the-counter (“OTC”) medical-oriented products in the drug store, retail and aesthetic spa channels.

Management evaluates its segments on a revenue and gross profit basis, which is presented below.  The United States information is presented separately as the Company’s headquarters reside in the United States.  United States sales represented 81% and 85% of total consolidated net sales for the three months ended June 30, 2012 and 2011, respectively, and 82% and 83% of total consolidated net sales for the six months ended June 30, 2012 and 2011, respectively.  No other country accounted for over 10% of total Company consolidated net sales.  Revenues from one customer of the Company’s physician-dispensed segment represented approximately $3,502 and $7,403 of consolidated net sales for the three- and six-month periods ended June 30, 2012.  Except as mentioned, no other customer accounted for over 10% of total Company consolidated net sales.

All of the Company’s long-lived assets are located in the United States.  The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales by segment
Physician-dispensed	$29,294	$28,239	$59,190	$53,177
Licensing	1,212	637	2,069	2,212
Net sales	$30,506	$28,876	$61,259	$55,389

Gross profit by segment
Physician-dispensed	$23,123	$21,712	$46,787	$41,193
Licensing	1,209	634	2,064	2,204
Gross profit	$24,332	$22,346	$48,851	$43,397

Geographic information
United States	$24,831	$24,501	$50,448	$46,167
International	5,675	4,375	10,811	9,222
Net sales	$30,506	$28,876	$61,259	$55,389

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales by product line
Physician-dispensed
Nu-Derm	$15,717	$15,980	$31,311	$29,154
Vitamin C	5,124	4,289	9,485	7,854
Elasticity	3,025	2,528	7,303	5,588
Therapeutic	1,637	1,554	3,514	2,828
Other	3,791	3,888	7,577	7,753
Total	29,294	28,239	59,190	53,177
Licensing	1,212	637	2,069	2,212
Total net sales	$30,506	$28,876	$61,259	$55,389

Note 12: Subsequent Events

   On July 31, 2012, Kristina M. Leslie was appointed to the Board of Directors.  Ms. Leslie will also be a member of the Audit Committee. For a description of the compensation to be received by Ms. Leslie, see Part II, Item 5.

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

Aesthetic skin care.  As of June 30, 2012, we sold our products to over 6,600 physician-dispensing accounts in the United States.  During the three- and six-month periods ended June 30, 2012, we had one customer within our physician-dispensed segment that accounted for $3.5 million and $7.4 million of our consolidated net sales, respectively.  Aside from this customer, there was no other customer accounting for more than 10% of our net sales.  Our current products are not eligible for reimbursement from third-party payors such as health insurance organizations.  We generated U.S. physician-dispensed sales of $24.8 million and $24.5 million during the three months ended June 30, 2012 and 2011, respectively, and $50.4 million and $46.2 million during the six months ended June 30, 2012 and 2011, respectively.

International distribution.  We market our products internationally through 21 international distribution partners and, beginning January 1, 2012, one licensing partner, all of which have sales and marketing activities in 47 countries outside of the United States.  Our distributors use a model similar to our business model in the United States, selling our products through direct sales representatives to physicians, or through alternative distribution channels depending on regulatory requirements and industry practices.  We generated international physician-dispensed sales of $4.5 million and $3.7 million during the three months ended June 30, 2012 and 2011, respectively, and $8.7 million and $7.0 million during the six months ended June 30, 2012 and 2011, respectively.

Licensing.  We market our products in the Japanese retail markets through license agreements with Rohto Pharmaceutical Co, Ltd (“Rohto”).  Under our agreements, Rohto is licensed to manufacture and sell a series of OTC products developed by it under the Obagi brand name, as well as Obagi-C products, in the Japanese drug store channel, and we receive a royalty based upon Rohto’s sales of Obagi branded products in Japan.  Rohto sells and markets Obagi branded products through high-end drug stores.  Through December 2011, we had other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel.  We receive royalties based upon these arrangements.  We generated licensing revenue of $4.4 million during each of the years ended December 31, 2011 and 2010.  We generated licensing revenue of $1.2 million and $0.6 million during the three months ended June 30, 2012 and 2011, respectively, and $2.1 million and $2.2 million during the six months ended June 30, 2012 and 2011, respectively.

Online pharmacy fulfillment.  We have identified the elements necessary to establish a web-based marketing and fulfillment operation, including the creation of a nationwide online pharmacy.  We believe a robust e-Commerce platform will help build and strengthen the relationship between our physician customers and their patients.  Once fully developed and deployed our new national distribution system will allow us to deploy additional channel expansion strategies and will protect our brand from internet discounters by implementing a track and trace mechanism to follow products’ pedigrees through the sales channel.  Having an e-Commerce platform, we believe, will enable us to capitalize on the interest in our products by directing consumers to one place to learn about and purchase our products, capture a portion of this new business for our physician customers and serve a larger population of potential patients.  However, we cannot assure you that our e-Commerce platform will actually expand our base of end-users or result in the growth of our business.  Moreover, the creation and maintenance of an e-Commerce platform will require a significant investment in capital and other resources and may divert the attention of our management and other key employees from the operation of our core business, which could materially and adversely impact our business and results of operations beginning in 2012.  During the three- and six-month periods ended June 30, 2012, we incurred $0.7 million and $1.7 million in expenses, respectively, and $1.1 million capital expenditures as of June 30, 2012, related to our online pharmacy fulfillment initiative.

Impairment of license.  In 2004, we entered into a license agreement with a third-party licensor to market and sell products containing a specific range of Kinetin concentration in Japan (see Note 4 to our Unaudited Condensed Consolidated Financial Statements).  We subsequently sublicensed these rights to an international distributer in Japan.  During the three months ended March 31, 2011, our sublicensee discontinued the manufacture and sale of products containing the Kinetin concentration.  In addition, neither we nor the sublicensee has current plans to develop or distribute products containing the Kinetin concentration in the future.  As a result, we recorded an impairment charge of $0.5 million consisting of the unamortized net book value of the initial license fee and the obligation for additional payments for which there is no future benefit.  These charges were recorded as a component of “Selling, general and administrative expense.”

Litigation settlement and insurance coverage. In January 2010, Dr. Zein Obagi, ZO Skin Health, Inc., and related parties filed a complaint and an arbitration demand against us.  We later filed counterclaims in both proceedings.  On May 2, 2011, the parties to those proceedings entered into a Settlement Agreement that required dismissal of all claims and counterclaims in both proceedings.  Pursuant to the Settlement Agreement, we made a one-time settlement payment of $5.0 million.  The Settlement Agreement also contains a number of non-economic terms.  See Note 7 to our Unaudited Condensed Consolidated Financial Statements for a further discussion on the litigation and the Settlement Agreement.  Since January 2010 through December 31, 2011, we incurred significant litigation and related fees, including the $5.0 million settlement, of $13.5 million.  During the three months ended March 31, 2011, we received a coverage letter from our primary general liability insurance carrier, agreeing to defend the lawsuit, under a reservation of rights.  In May 2011, the insurance carrier filed a complaint in federal court for Declaratory Relief requesting an interpretation of its coverage responsibilities.  In July 2011, we filed an answer and cross claim against the carrier and our previous primary general liability insurance carrier.  During the three months ended March 31, 2012, both we and the carrier filed cross motions for summary judgment related to the insurer’s duty to defend.  They did not address the indemnity issues or bad faith claims.  The hearing on the cross motions was heard in May 2012.  Our motions on the duty to defend were granted and the insurer has made a partial payment of the defense costs subject to a reservation of rights.  As a result, these funds are being held in an interest bearing escrow account pending final disposition of the matter.  As of June 30, 2012, we did not record a gain contingency related to the matter pending final disposition of the matter.  A mandatory arbitration proceeding related to the indemnity and bad faith claims is scheduled for August 2012.  Discovery continues and therefore, at present, we cannot estimate the amount of litigation costs and settlement fees, if any, we may recover from the insurance carrier.  Effective October 2011, we converted our payment arrangements with our legal counsel on this matter from an hourly rate to a contingency fee arrangement.

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

We engaged a third party to assist in the efforts to manage the return of product from our customers residing in Texas.  As a result of our efforts, during the second and third quarters of 2011, we processed credits and refunds of $1.7 million in returned or detained products.  As of June 30, 2012, we did not expect to receive any additional sales returns related to the matter.

Results of operations.  We commenced operations in 1997, and as of June 30, 2012, we had retained earnings of $43.8 million.  We reported net income of $3.4 million and $2.9 million for the three months ended June 30, 2012 and 2011, respectively, and $6.4 million and $0.5 million for the six months ended June 30, 2012 and 2011, respectively.

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

Results of operations

The three months ended June 30, 2012 compared to the three months ended June 30, 2011

Net sales.  The following table compares net sales by product line and certain selected products for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011	Change
Net sales by product line
Physician-dispensed
Nu-Derm	$15,717	$15,980	-2%
Vitamin C	5,124	4,289	19%
Elasticity	3,025	2,528	20%
Therapeutic	1,637	1,554	5%
Other	3,791	3,888	-2%
Total	29,294	28,239	4%
Licensing	1,212	637	90%
Total net sales	$30,506	$28,876	6%

United States	81%	85%
International	19%	15%

Net sales increased by $1.6 million to $30.5 million during the three months ended June 30, 2012, as compared to $28.9 million during the three months ended June 30, 2011.  Overall, our growth during the three months ended June 30, 2012 was primarily due to growth in the international physician-dispensed market and our re-introduction of prescription products into Texas in May 2012.  Net sales attributed to Texas increased as a percentage of our total net sales from 4% for the three months ended June 30, 2011 to 5% for the three months ended June 30, 2012.

Physician-dispensed sales increased $1.1 million, to $29.3 million during the three months ended June 30, 2012, as compared to $28.2 million during the three months ended June 30, 2011.  We experienced net increases in the majority of our product categories as follows: (i) an increase in Vitamin C sales of $0.8 million; (ii) a $0.5 million increase in Elasticity sales, which is primarily attributable to the launch of ELASTIderm Complete Complex Eye Serum during the three months ended March 31, 2012; and (iii) an increase in the Therapeutic category of $0.1 million.  These increases were offset in part by: (i) a decrease in Nu-Derm of $0.3 million; and (ii) a decrease in the Other category of $0.1 million.  Licensing fees increased by $0.6 million due to the launch of a new product by our Japanese partner, Rohto, during the three months ended June 30, 2012.

Our aggregate sales growth was composed of $0.7 million from our International physician-dispensed markets and $0.3 million from the U.S and a $0.6 million increase in licensing fees.  The increase in International sales was experienced across the majority of our product lines and was principally a result of: (i) a $0.4 million increase in the

Europe and Other region; (ii) a $0.3 million increase from the Far East; and (iii) a $0.1 million increase from the Middle East; offset in part by a $0.1 million decrease from the Americas.

Despite the growth we have experienced during 2011 and the first half of 2012, we believe that until we see continued stabilization in the global economy, our future net sales could be negatively impacted.

Gross margin percentage.  Overall, our gross margin percentage increased to 79.8% for the three months ended June 30, 2012, as compared to 77.4% for the three months ended June 30, 2011.  Gross margin for our physician-dispensed segment increased to 78.9% as compared to 76.9% for the same period last year.  The improvement in our physician-dispensed gross margin is primarily due to an improvement in product costs related to our Therapeutic products during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and a change in sales mix favoring our higher-margin products.  The gross margin for our licensing segment increased to 99.8% compared to 99.5% for the same period last year.

Selling, general and administrative.  Selling, general and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock-based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expense and other selling expenses.  Selling, general and administrative expenses increased $1.2 million to $18.3 million during the three months ended June 30, 2012, as compared to $17.1 million for the three months ended June 30, 2011.  The increase was primarily due to the following: (i) a $1.3 million increase in headcount-related expenses, primarily due to an increase in accrued bonus during the three months ended June 30, 2012; (ii) $0.7 million in expenses directly related to the development and set-up of our e-Commerce platform; (iii) $0.4 million in expenses associated with the regulatory matters in California; (iv) a $0.3 million increase in promotions and training expenses; (v) $0.3 million in research concerning the Japanese market; (vi) a $0.2 million increase in non-cash compensation; (vii) $0.1 million in expenses related to the establishment of a second source for certain of our products; (viii) a $0.1 million increase in advertising expenses; and (ix) a $0.1 million increase in other expenses.  These increases were partially offset by: (i) a decrease of $0.8 million in expenses associated with regulatory matters in Texas; (ii) a decrease of $0.7 million in costs associated with the litigation and settlement of matters related to Dr. Obagi (see Note 7 to Unaudited Condensed Consolidated Financial Statements); (iii) a $0.6 million decrease in other marketing expenses as during the three months ended June 30, 2011, we invested in extensive market research and consumer engagement initiatives to update and enhance our internet presence; (iv) a $0.1 million decline in professional services; (v) a $0.1 million decrease in product development expenses; and (vi) a $0.1 million decline in depreciation and amortization. As a percentage of net sales, selling, general and administrative expenses in the three months ended June 30, 2012 were 60% as compared to 59% for the three months ended June 30, 2011.  We expect selling, general and administrative expenses to increase as a percentage of net sales for the remainder of fiscal year 2012 as we plan to invest significant resources related to the development and set-up of our e-Commerce platform.  See discussion “Liquidity and capital resources,” for further information.

Research and development.  Research and development expenses increased $0.1 million to $0.5 million for the three months ended June 30, 2012 as compared to $0.4 million for the three months ended June 30, 2011.  This was due to a $0.1 million increase in expenses related to the development of line extensions and reformulations of existing products.  As a percentage of net sales, research and development costs in the three months ended June 30, 2012 were 2% compared to 1% for the three months ended June 30, 2011.  We expect research and development costs to increase slightly as a percentage of net sales for the remainder of fiscal year 2012.

Interest income and Interest expense.  Interest income increased to $17,000 for the three months ended June 30, 2012 from $9,000 for the three months ended June 30, 2011.  We earn interest income from the investment of our cash balance into a money market account.  Our average cash and cash equivalents increased from $21.1 million for the three months ended June 30, 2011 to $38.9 million for the three months ended June 30, 2012, and our weighted average interest rate remained fairly flat at 0.25% during the three months ended June 30, 2011 and 2012.  Interest expense was $18,000 during the three months ended June 30, 2012, as compared to $31,000 for the three months ended June 30, 2011.  The decrease is due to a decrease in the amortization of debt issuance costs related to our Credit and Term Loan Agreement, which we amended effective as of March 30, 2012.

Income taxes.  Income tax expense was $2.2 million for the three months ended June 30, 2012, as compared to $1.9 million for the three months ended June 30, 2011.  Our effective tax rate was 40.0% for the three months ended June 30, 2012 and 39.1% for the three months ended June 30, 2011.  The increase in the effective rate is primarily due to the impact of the 2011 research and development credit accounted for during the six months ended June 30, 2011.  As of June 30, 2012, the 2012 research and development tax credit had not yet been extended by Congress.

The six months ended June 30, 2012 compared to the six months ended June 30, 2011

Net sales.  The following table compares net sales by product line and certain selected products for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011	Change
Net sales by product line
Physician-dispensed
Nu-Derm	$31,311	$29,154	7%
Vitamin C	9,485	7,854	21%
Elasticity	7,303	5,588	31%
Therapeutic	3,514	2,828	24%
Other	7,577	7,753	-2%
Total	59,190	53,177	11%
Licensing	2,069	2,212	-6%
Total net sales	$61,259	$55,389	11%

United States	82%	83%
International	18%	17%

Net sales increased by $5.9 million to $61.3 million during the six months ended June 30, 2012, as compared to $55.4 million during the six months ended June 30, 2011.  Overall, our growth during the six months ended June 30, 2012 was primarily due to: (i) growth in the international physician-dispensed market; (ii)  a decline of $1.7 million in the sales returns and allowances provision originally recorded during the six months ended June 30, 2011, related to the actions brought by the Texas state regulatory bodies (see “Overview and Recent Developments” above for further discussion) in April 2011; and (iii) our re-introduction of prescription products into Texas in May 2012.  Net sales attributed to Texas increased as a percentage of our total net sales from 3% for the six months ended June 30, 2011 to 5% for the six months ended June 30, 2012.

Physician-dispensed sales increased $6.0 million, to $59.2 million during the six months ended June 30, 2012, as compared to $53.2 million during the six months ended June 30, 2011.  We experienced net increases in the majority of our product categories as follows: (i) an increase in Nu-Derm sales of $2.2 million, of which $1.1 million is attributable to the sales returns provision related to Texas recorded during the six months ended June 30, 2011; (ii) a $1.7 million increase in Elasticity sales, of which the majority is attributable to the launch of ELASTIderm Complete Complex Eye Serum during the six months ended June 30, 2012; (iii) an increase in Vitamin C sales of $1.6 million; and (iv) an increase in the Therapeutic category of $0.7 million, the majority of which is attributable to the re-launch of our Normal to Oily CLENZIderm kit during the six months ended June 30, 2012. These increases were partially offset by a decrease in the Other category of $0.2 million.  Licensing fees decreased by $0.1 million.

Our aggregate sales growth was composed of $4.3 million from the U.S and $1.7 million from our International physician-dispensed markets, offset in part by a $0.1 million decline in licensing fees.  The increase in International sales was experienced across the majority of our product lines and was principally a result of: (i) a $0.8 million increase in the Europe and Other region; (ii) a $0.7 million increase from the Far East; (iii) a $0.1 million increase from the Americas; and (iv) a $0.1 million increase in the Middle East.  The net increase in the U.S. was due to $2.6 million in sales growth, along with a decrease of $1.7 million in sales returns and allowances associated with the Texas regulatory matter during the six months ended June 30, 2011.

Gross margin percentage.  Overall, our gross margin percentage increased to 79.7% for the six months ended June 30, 2012, as compared to 78.3% for the six months ended June 30, 2011.  Gross margin for our physician-dispensed segment increased to 79.0% as compared to 77.5% for the same period last year.  The improvement in our physician-dispensed gross margin is primarily due to an improvement in product costs related to our Therapeutic products during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 and a change in sales mix favoring our higher-margin products.  In addition we experienced a reduction in inventory reserves during the first quarter of

2012, as $0.3 million in inventory was reserved during the first quarter of 2011 related to the Texas matter.  The gross margin for our licensing segment increased slightly to 99.8% compared to 99.6% for the same period last year.

Selling, general and administrative.  Selling, general and administrative expenses decreased $4.3 million to $37.3 million during the six months ended June 30, 2012, as compared to $41.6 million for the six months ended June 30, 2011.  This decline was primarily due to the following: (i) a decrease of $7.9 million in costs associated with the litigation and settlement of matters related to Dr. Obagi (see Note 7 to Unaudited Condensed Consolidated Financial Statements); (ii) a $1.1 million decrease in other marketing expenses as during the six months ended June 30, 2011, we invested in extensive market research and consumer engagement initiatives to update and enhance our internet presence; (iii) a decrease of $0.8 million in expenses associated with regulatory matters in Texas; (iv) a $0.5 million decrease in impairment charges (see “Impairment of License” discussion under “Overview and Recent Developments”); (v) a $0.1 million decrease in depreciation and amortization; and (vi) a $0.1 million decrease in product development expenses. These decreases were partially offset by: (i) $1.7 million in expenses directly related to the development and set-up of our e-Commerce platform; (ii) a $1.6 million increase in headcount-related expenses, primarily due to an increase accrued bonus during the six months ended June 30, 2012 and an increase in operational and general and administrative headcount; (iii) $0.9 million in expenses associated with the regulatory matters in California; (iv) $0.4 million in research concerning the Japanese market; (v) a $0.3 million increase in non-cash compensation;  (vi) $0.3 million in expenses related to the establishment of a second source for certain of our products; (vii) a $0.3 million increase in professional fees; (viii) a $0.2 million increase in advertising costs; (ix) a $0.2 million increase in other expenses; (x) a $0.1 million increase in promotions and training expenses; (xi) $0.1 million in expenses for efforts to expand our reach into obstetrician/gynecology practices; and (xii) a $0.1 million increase in volume related expenses, primarily bad debt expense and credit card fees. As a percentage of net sales, selling, general and administrative expenses in the six months ended June 30, 2012 were 61% as compared to 75% for the six months ended June 30, 2011.

Research and development.  Research and development expenses increased $0.3 million to $1.1 million for the six months ended June 30, 2012 as compared to $0.8 million for the six months ended June 30, 2011.  This was due to a $0.2 million increase in expenses related to the development of new products and a $0.1 million increase in expenses related to the development of line extensions and reformulations of existing products.  As a percentage of net sales, research and development costs in the six months ended June 30, 2012 were 2% as compared to 1% for the six months ended June 30, 2011.

Interest income and Interest expense.  Interest income increased to $35,000 for the six months ended June 30, 2012 from $11,000 for the six months ended June 30, 2011.  We earn interest income from the investment of our cash balance into a money market account.  Our average cash and cash equivalents increased from $19.5 million for the six months ended June 30, 2011 to $38.2 million for the six months ended June 30, 2012, and our weighted average interest rate remained fairly flat at 0.25% during the six months ended June 30, 2011 and 2012.  Interest expense was $40,000 during the six months ended June 30, 2012, as compared to $95,000 for the six months ended June 30, 2011.  The decrease is due to a decrease in the amortization of debt issuance costs related to our Credit and Term Loan Agreement, which we amended effective as of March 30, 2012.

Income taxes.  Income tax expense was $4.2 million for the six months ended June 30, 2012, as compared to $0.4 million for the six months ended June 30, 2011.  Our effective tax rate was 39.6% for the six months ended June 30, 2012 and 45.2% for the six months ended June 30, 2011.  The decrease in the effective tax rate is due to an immaterial non-recurring item in 2011.

Liquidity and capital resources

Trends and uncertainties affecting liquidity

Our primary sources of liquidity are our cash generated by operations and availability under our Credit and Term Loan Agreement with Comerica Bank.  As of June 30, 2012 we had approximately $40.2 million in cash and cash equivalents and $35.0 million available for borrowing under the Credit and Term Loan Agreement.  We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to meet foreseeable liquidity requirements.  The following has impacted or is expected to impact liquidity:

•	On March 6, 2012, our Board authorized a $20.0 million increase to our stock repurchase program, resulting in the availability to repurchase up to $30.0 million of our common stock as of such date;

•
The legal costs and related settlement expense related to the litigation and arbitration involving us and Dr. Obagi were material.  Although our primary insurance carrier had agreed to defend the lawsuit, under a reservation of rights, because we are currently in litigation with the carrier over coverage issues, we cannot estimate the amount, if any that the insurance carrier will agree to pay.  See Note 7 to our Unaudited Condensed Consolidated Financial Statements;

•
During the three months ended March 31, 2011, we recorded $1.9 million in sales returns for products returned from customers residing in the state of Texas, which was subsequently adjusted to $1.7 million during the second and third quarters of 2011.  We voluntarily ceased shipment of certain of our products containing 4% hydroquinone into the state of Texas from April 2011 to May 2012.  Although we resumed shipping HQ products in Texas in May 2012, we cannot assure you that sales of such products in that state will return to historical levels.  Texas net sales, including products containing hydroquinone, represented approximately 5% of our total net sales during both the six months ended June 30, 2012 and the year ended December 31, 2011 and 9% of our total net sales during the year ended December 31, 2010;

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

•
Many of our products are manufactured by a single source.  In the event that any of our single source manufacturers experiences a disruption in supply, our product supply, sales operations and/or our ability to collect any outstanding receivable could be adversely affected.  During 2011, this occurred with one such manufacturer.  As of June 30, 2012, amounts due from this manufacturer were approximately $0.1 million.  If this or any other of our single source manufacturers experiences a significant disruption in supply it could have a material adverse effect on our consolidated financial position, results of operations and cash flows; and

•
We plan to invest significant capital and other resources in 2012 of between $9.0 million and $12.0 million into the creation and maintenance of an e-Commerce platform and fulfillment center.  We cannot assure you that the e-Commerce platform will result in the growth of our business.  Investment into this initiative could have a material adverse effect on our consolidated financial position, results of operations and cash flows.  During the three- and six-month periods ended June 30, 2012, we recorded $0.7 million and $1.7 million in expenses, respectively, and as of June 30, 2012, we recorded $1.1 million in capital expenditures, related to this strategic initiative.

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

The recent recession and ongoing tightening of credit in financial markets has, in some cases, adversely impacted our customers’ cash flow and ability to access sufficient credit in a timely manner, which, in turn, has impacted their ability to make timely payments to us.  In light of these circumstances, and in order to remain competitive in the marketplace, for certain selected customers who we deemed to be creditworthy based upon their prior payment history, we extended our standard payment terms from net 30 days to net 60 days for selected product purchases made in connection with certain sales promotion programs.  Such extension does not represent a permanent change to the payment terms for such customers but, rather, is applicable only to specified purchases made by such customers in connection with the applicable sales promotion program.  Sales of products having net 60-day payment terms represented 52% and 49% of our net sales for the three- and six-month periods ended June 30, 2012.  Our days’ sales outstanding (“DSO”) remained relatively consistent at 59 and 60 days as of June 30, 2012 and December 31, 2011, respectively.

It is unclear how long the current economic environment will continue, whether there will be new events that could contribute to additional deterioration, and if so, what effect such events could have on our business in 2012.  As noted above, to facilitate more rapid growth, we plan to invest in a new e-Commerce platform and fulfillment center and, as the opportunities arise, the commercialization of new applications of our current products, the continuing development of our pipeline of products and the in licensing or acquisition of new product opportunities.  While we plan to increase our investments in these initiatives, we expect to continue to generate positive cash flow through our operations.

As of June 30, 2012, we had no outstanding balance on the Facility or the Term Loans available under the Credit and Term Loan Agreement.  We were in compliance with all financial and non-financial covenants under the Credit and Term Loan Agreement as of June 30, 2012 and December 31, 2011.  In April 2012, we entered into an amendment to the Credit and Term Loan Agreement with Comerica Bank, to: (i) extend the Facility maturity date from July 1, 2012 to July 1, 2014, unless otherwise terminated in accordance with the Credit and Term Loan Agreement; (ii) extend the draw period of our Term Loans from May 3, 2012 to earliest to occur of (a) the aggregate outstanding principal balance of the Term Loans equaling the term commitment, (b) July 1, 2013, and (c) the date of our request to close out the Term Loans; (iii) increase the maximum stock repurchases we may effect from $50.3 million to $70.3 million; (iv) allow intercompany loans or intercompany investments in our subsidiary created for the e-Commerce initiative in an aggregate not to exceed $12.0 million; and (v) exempt our subsidiary related to the e-Commerce initiative from the subsidiary requirements of the Credit and Term Loan Agreement. The amendment is retroactively effective as of March 30, 2012.  We expect to be in compliance with both our non-financial and financial covenants during 2012; however, economic conditions or the occurrence of any of the events discussed under Part I, Item IA, “Risk Factors” in our 2011 Annual Report on Form 10-K could cause noncompliance within our financial covenants.

We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity.  As of June 30, 2012 and December 31, 2011, we had approximately $59.4 million and $52.2 million, respectively, in working capital.  During the six months ended June 30, 2012, we invested approximately $1.2 million in capital expenditures, which largely related to our e-Commerce platform.  For the remainder of 2012, we expect to spend approximately $1.7 million in capital expenditures, primarily related to the e-Commerce platform and fulfillment center, and software and IT upgrades.

Cash requirements for our business

Historically, we have generated cash from operations in excess of working capital requirements and through private and public sales of common stock.  We currently invest our cash and cash equivalents in a money market account.  As of June 30, 2012 and December 31, 2011, we had approximately $40.2 million and $35.0 million, respectively, of cash and cash equivalents.

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

Cash flow

Six months ended June 30, 2012.  For the six months ended June 30, 2012, net cash provided by operating activities was $5.7 million.  The primary sources of cash were $3.4 million in net income, adjusted for: (i) non-cash items; (ii) a net increase in accounts payable and accrued liabilities through timing of purchasing and payments; and (iii)

a decrease in accounts receivable due in part to a slight improvement in our DSO from 60 days at December 31, 2011 to 59 days at June 30, 2012; partially offset by: (i) an increase in inventory due to a buildup of safety stock at a new second source supplier of some of our products resulting in a decrease in our annual inventory turns from 5.2 as of December 31, 2011 to 4.3 as of June 30, 2012; (ii) an increase in prepaids and other current assets; and (iii) an increase in income taxes receivable.

Net cash used in investing activities was $1.4 million for the six months ended June 30, 2012, primarily attributable to the costs associated with our e-Commerce platform and investments in licenses and patent-related intellectual property during the six months ended June 30, 2012.  We anticipate spending approximately $1.7 million in total for the year ending December 31, 2012 for capital expenditures primarily associated with IT upgrades and disaster recovery infrastructure.

Net cash provided by financing activities was $0.8 million for the six months ended June 30, 2012, which was primarily attributable to proceeds received from the exercise of stock options, slightly offset by payments made on capital lease obligations and debt issuance costs.

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

Interest rate risk

Our interest income and expense is more sensitive to fluctuations in the general level of the U.S. prime rate and LIBOR interest rates than to changes in rates in other markets.  Changes in U.S. LIBOR interest rates affect the interest earned on our cash and cash equivalents.  At June 30, 2012, we had approximately $40.2 million of cash and cash equivalents.  If the interest rates on our cash and cash equivalents and short-term investments were to increase or decrease by 1% for the year, annual interest income would increase or decrease by approximately $0.4 million.

Other risks

Generally we have been able to collect our accounts receivable in the ordinary course of business.  We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified.  Our DSO slightly improved to 59 days as of June 30, 2012 from 60 days at December 31, 2011.  We do not believe that our accounts receivable balance presents a significant credit risk based upon our past collection experience.

The recent recession has had an adverse impact on the financial services industry, including insurance companies, some of which currently provide coverage to us.  To the extent we have any claims in the future and such insurance providers are unable, due to their financial condition, to pay covered claims, we could experience adverse impacts on our cash flow and cash balances.  We have no way of knowing whether or not any insurance providers that are financially stable at this time will experience financial difficulties in the future that could impact their ability to pay covered claims.

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

During 2010, we entered into discussions with a non-performing international distributor in an attempt to renegotiate its distribution agreement and develop a payment schedule for the distributor’s outstanding accounts receivable balance due to us related to sales in prior periods.  We terminated the agreement with that distributor in November 2010, as we were unable to reach an agreement with respect to the distributor’s payment obligations and other matters.  In July 2012, we entered into a non-monetary settlement agreement resolving all outstanding issues.

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

As no repurchases were made subsequent to December 31, 2011 through March 6, 2012, the date on which our Board authorized a $20.0 million increase to our stock repurchase program, our availability to repurchase our common stock increased to $30.0 million of our common stock as of such date.  This authorization does not obligate us to acquire any particular amount of common stock nor does it ensure that any shares will be repurchased, and it may be suspended at any time at our discretion.  No repurchases were made during the three- and six-month periods ended June 30, 2012.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

   On July 30, 2012, the Compensation Committee of our Board of Directors (the “Board”), after consultation with its independent compensation consultant, amended its compensation plan for non-employee directors to better align the compensation paid to non-employee directors with current competitive market practices.  The provisions of the revised plan are intended to be in the middle of the range of peer group compensation to enable us to attract new qualified Board members.  The Committee’s independent consultant conducted a study of non-employee director compensation among our peer group of 19 companies that reflect our annual revenue, market capitalization, and number of employees, among which we are positioned at or near the peer group median. This is the same peer group we use for evaluation of our executive compensation program. Our non-employee director compensation plan had not been updated since our IPO in 2006 and was found to be significantly below competitive norms. Under the amended plan, the total compensation received by non-employee directors will approximate the market median from the study.

    Under the amended plan, annual cash retainers for non-employee directors will increase from $30,000 to $35,000. Additional annual retainers for chairs of committees of the Board will also increase as follows: (i) the chair of the Audit Committee will receive $15,000 instead of $10,000, (ii) the chair of the Compensation Committee and Nominating and Corporate Governance Committee will each receive $10,000 instead of $5,000, and (iii) the Chairman of the Board, who did not previously receive an additional annual retainer, will receive $30,000.  Non-employee Board members will continue to receive $1,500 for each Board meeting attended in person and $500 for each telephonic meeting.  Each member of a committee of the Board will now receive $1,000 per in person meeting, but will continue to receive $500 for each telephonic meeting.  Any new non-employee director who is appointed to the Board will receive an initial grant of restricted stock with a fair market value of $75,000 on the date such individual joins the Board.  Non-employee directors will also receive an annual grant of restricted stock having a fair market value of $75,000 at the time of each annual meeting of stockholders, commencing with the 2013 Annual Meeting.  Under the former plan (which included the restricted stock awarded in June 2012), non-employee directors received restricted stock having a fair market value of $30,000 upon joining the Board and each year thereafter at the time of the annual meeting of stockholders.

    In addition, at the same meeting, the Compensation Committee adopted stock ownership guidelines for non-employee directors.   Within five years of joining the Board (or for existing Board members, within five years of adoption of the guidelines), each non-employee Board member will be required to hold shares of our stock having a fair market value equal to at least three times the annual cash retainer for non-employee directors then in effect.

    On May 1, 2012, the Compensation Committee of our Board approved and adopted the 2012 Performance Incentive Plan (the “2012 Plan”), which was designed to motivate, retain and reward our employees, including our executive officers, based on the achievement of corporate revenue and earnings before interest and taxes, adjusted to exclude the impact of non-cash charges relating to the issuance of equity instruments (“adjusted EBIT”), objectives, as well as individual objectives.  Assuming 100% achievement of the target revenue and adjusted EBIT objectives, the aggregate 2012 Plan pool will be funded in the amount of $2,469,001, a slight increase from the 2011 Performance Incentive Plan’s pool of $2,359,557. For the 2012 Plan pool to be funded for executive officers and other participants to earn any bonuses, we must achieve at least 80% of the revenue objective and at least 80% of the adjusted EBIT objective.  If the revenue and adjusted EBIT objectives are exceeded, an increased amount will be funded to the 2012 Plan pool, up to 150% of the target pool.  If we achieve between the minimum required 80% and the target 100% of each objective, then the potential bonus amount for each executive officer and non-executive employee will be reduced by 5% and 3%, respectively, for each 1% that we are below the target objective, and the bonus pool will be reduced accordingly.  Thirty percent of the 2012 Plan pool will relate to the revenue objective, and 70% of the pool will relate to the adjusted EBIT objective.

    In the event that the revenue and adjusted EBIT objectives are sufficiently achieved to fund the 2012 Plan pool, the participants in the 2012 Plan may be eligible to receive individual incentive awards as established by our Compensation Committee based on achievement of individual performance objectives, the corporate financial objectives (in certain cases) and/or certain company performance objectives. Our Compensation Committee has established the following individual target bonus amounts calculated as a percentage of the participant’s current base salary for our executive officers:

Name and Title	Target as a Percentage of Base Salary	Target Bonus Amount
Albert F. Hummel, Chief Executive Officer and President	75%	$386,250
Preston S. Romm, Chief Financial Officer and Executive Vice President, Finance, Operations and Administration	60%	$201,000
David S. Goldstein, Executive Vice President, Global Sales and Field Marketing	50%	$155,000
Laura B. Hunter, Vice President, General Counsel and Secretary	50%	$137,500

    Eligible participants under the 2012 Plan are full-time employees, including executives, who do not participate in sales or other variable incentive pay plans and are employed by us on December 31, 2012.

ITEM 6: EXHIBITS

Exhibit	Exhibit title
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated Bylaws of the Company (1)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (2)
3.4	Certificate of Elimination of Series A Junior Participating Preferred Stock of the Company (3)
4.1	Specimen Stock Certificate (1)
4.2	Rights Agreement dated as of December 23, 2011 between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (the “Rights Agreement”) (2)
4.3	Amendment No. 1 to Rights Agreement (4)
4.4	Amendment No. 2 to Rights Agreement (5)
10.1	2012 Performance Incentive Plan*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A (Registration No. 333-137272), previously filed with the SEC.
(2)	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A, previously filed with the SEC on December 23, 2011.
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, previously filed with the SEC on July 10, 2012.
(4)	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A/A, previously filed with the SEC on May 25, 2012.
(5)	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A/A, previously filed with the SEC on July 10, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBAGI MEDICAL PRODUCTS, INC.

Date: August 2, 2012	By:	/s/Albert F. Hummel
Albert F. Hummel
Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2012	By:	/s/Preston S. Romm
Preston S. Romm
Chief Financial Officer
(Principal Financial Officer)