Form 10-K/A
period 2011-12-31
Obagi Medical Products, Inc.
filed 2012-09-04
CIK 1375247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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

Explanatory Note

This Amendment No. 1 (the “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2011 of Obagi Medical Products, Inc. originally filed with the Securities and Exchange Commission on March 8, 2012 (the “Original Filing”).  This Amendment is being filed to correct the form type referenced in Exhibits 31 and 32, which inadvertently referred to a Quarterly Report on Form 10-Q due to a clerical error.  Additionally, the Amendment expands our disclosure regarding the Software License, Development and Services Agreement between OPO, Inc. and Koogly, LLC. Except for the changes described above, no other changes have been made to the Original Filing.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events.

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

OPO Agreements

        e-Commerce.  On March 6, 2012, OPO, Inc., our wholly-owned subsidiary established in January 2012, (which will be run as a stand-alone entity that will conduct our online pharmacy fulfillment operations), (“OPO”), entered into a Software License, Development and Services Agreement (the “License Agreement”) with Koogly, LLC (“Koogly”).  Under the License Agreement, Koogly will develop, install, maintain and host software for OPO that will enable end users to acquire our products through the Obagi website, assist end users in obtaining prescriptions from their physicians for any of our prescription-based products, allow us to track and manage online orders and provide warehouse management functionality.  Koogly granted a license to OPO to use the software, which license will become perpetual and irrevocable upon payment by OPO to PMC of a one-time license fee of $1.4 million.  In addition, OPO has agreed to pay Koogly a royalty in an amount that is less than one percent of net sales of Obagi products that are sold through the Obagi website during the term of the License Agreement.  The term of the License Agreement is seven years.  Thereafter, the License Agreement may be renewed upon mutual agreement of Koogly and OPO.  Either party has the right to terminate the License Agreement upon prior written notice in the case of a breach of the agreement by the other party and failure to cure such breach within a specified period.  In addition, OPO may terminate the License Agreement if Koogly has not delivered the software within 12 months or, if once delivered and used in a commercial environment, the software is unavailable for five consecutive days.

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