Form 10-Q
period 2012-09-30
Obagi Medical Products, Inc.
filed 2012-11-01
CIK 1375247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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

There were 17,413,304 shares of the registrant’s common stock issued and outstanding as of October 29, 2012.

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

© 2012 Obagi Medical Products, Inc.  All rights reserved.

PART I

ITEM 1: FINANCIAL STATEMENTS

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$21,491	$35,049
Accounts receivable, net	21,379	20,985
Inventories, net	6,798	4,389
Prepaid expenses and other current assets	8,175	6,048
Total current assets	57,843	66,471
Property and equipment, net	5,017	2,841
Goodwill	4,629	4,629
Intangible assets, net	3,118	3,538
Other assets	364	172
Total assets	$70,971	$77,651

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,071	$7,216
Current portion of long-term debt	11	9
Accrued liabilities	7,712	7,065
Total current liabilities	14,794	14,290
Long-term debt	11	13
Other long-term liabilities	2,382	2,476
Total liabilities	17,187	16,779
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized, 23,297,165 and 23,066,707 shares issued and 17,413,304 and 18,682,721 shares outstanding at September 30, 2012 and December 31, 2011, respectively	23	23
Additional paid-in capital	67,111	63,796
Retained earnings	46,779	37,401
Treasury stock, at cost; 5,867,941 and 4,367,941 shares at September 30, 2012 and December 31, 2011, respectively	(60,129)	(40,348)
Total stockholders' equity	53,784	60,872
Total liabilities and stockholders' equity	$70,971	$77,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net sales	$29,148	$28,112	$90,407	$83,501
Cost of sales	5,892	5,654	18,300	17,646
Gross profit	23,256	22,458	72,107	65,855
Selling, general and administrative expenses	17,752	15,091	55,003	56,709
Research and development expenses	493	518	1,570	1,337
Income from operations	5,011	6,849	15,534	7,809
Interest income	15	10	50	21
Interest expense	(19)	(24)	(59)	(119)
Income before provision for income taxes	5,007	6,835	15,525	7,711
Provision for income taxes	1,981	2,390	6,147	2,786
Net income and comprehensive income	$3,026	$4,445	$9,378	$4,925

Net income attributable to common shares
Basic	$0.16	$0.24	$0.50	$0.26
Diluted	$0.16	$0.24	$0.50	$0.26

Weighted average common shares outstanding
Basic	18,350,703	18,599,644	18,601,102	18,557,381
Diluted	18,500,923	18,678,787	18,730,565	18,648,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
(Dollars in thousands)

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balances, as of December 31, 2011	23,050,662	$23	$63,796	$37,401	(4,367,941)	$(40,348)	$60,872
Net income and comprehensive income for the nine months ended September 30, 2012	—	—	—	9,378	—	—	9,378
Issuance of vested restricted stock	16,045	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	214,538	—	1,825	—	—	—	1,825
Repurchase of common stock	—	—	—	—	(1,500,000)	(19,781)	(19,781)
Stock-based compensation expense	—	—	1,490	—	—	—	1,490
Balances, as of September 30, 2012	23,281,245	$23	$67,111	$46,779	(5,867,941)	$(60,129)	$53,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

Obagi Medical Products, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$9,378	$4,925
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	1,183	1,442
Gain on disposal of assets	—	(54)
Impairment of intangible assets	70	504
Provision for doubtful accounts	24	60
Stock-based compensation expense	1,490	961
Changes in operating assets and liabilities
Accounts receivable	(418)	3,095
Income taxes receivable	(1,432)	908
Inventories	(2,409)	1,583
Prepaid expenses and other current assets	(695)	(16)
Other assets	(178)	28
Accounts payable	(145)	(283)
Accrued liabilities	1,740	(1,530)
Income taxes payable	(1,725)	—
Other long-term liabilities	(94)	19
Net cash provided by operating activities	6,789	11,642
Cash flows from investing activities
Purchases of property and equipment	(2,222)	(381)
Disposal of property and equipment	—	54
Purchase of other intangible assets	(131)	(239)
Net cash used in investing activities	(2,353)	(566)
Cash flows from financing activities
Principal payments on capital lease obligations	(8)	(4)
Proceeds from the exercise of stock options	1,825	793
Debt issuance costs for line of credit	(30)	—
Repurchase of common stock	(19,781)	—
Net cash (used in) provided by financing activities	(17,994)	789
Net (decrease) increase in cash and cash equivalents	(13,558)	11,865
Cash and cash equivalents at beginning of period	35,049	15,139
Cash and cash equivalents at end of period	$21,491	$27,004

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

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Obagi Medical Products, Inc. and its wholly owned subsidiaries, OMP, Inc. and OPO, Inc. (“OPO”).  OPO was established in January 2012 to conduct the Company’s e-Commerce and fulfillment business.  All intercompany accounts and transactions have been eliminated in consolidation.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to fairly state the financial information contained therein.  These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2011.  The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or any other period(s).

Note 2: Recent Accounting Pronouncements

In August 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update) (“ASU 2012-03”).  This update amends various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 114.  The adoption of ASU 2012-03 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued authoritative guidance in Accounting Standards Codification (“ASC”)  220, Comprehensive Income, on the presentation of other comprehensive income.  The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires an entity to present either one continuous statement of net income and other comprehensive income or two separate, but consecutive statements.  Further, the guidance requires reclassification adjustments from other comprehensive income to net income to be presented on the face of the financial statements.  However, in December 2011, the FASB issued follow-up guidance to defer the requirement to present reclassification adjustments from other comprehensive income on the face of the financial statements and allow entities to continue to report reclassifications out of accumulated other comprehensive income.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  The Company adopted this new guidance beginning January 1, 2012, and has applied it retrospectively.  The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 3: Composition of Certain Financial Statement Captions

	September 30,	December 31,
Inventories	2012	2011

Raw materials	$1,000	$1,020
Finished goods	6,092	3,834
	7,092	4,854
Less reserve for inventories	(294)	(465)
	$6,798	$4,389

Inventories consist of raw materials and finished goods that are manufactured through contracted third party manufacturers and that are purchased from third parties and are valued at the lower of cost or market.  Cost is determined on a first-in, first-out basis with market being determined as the lower of replacement cost or net realizable value.  Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, obsolescence, reductions in estimated future demand and reductions in selling prices.  Inventory reserves are measured as the difference between cost of inventory and the estimated market value.  Inventory reserves are established charges to cost of sales and establish a lower cost basis for the inventory.  The Company’s estimated inventory reserve is provided in the condensed consolidated financial statements and actual reserve requirements have approximated management’s estimates.

	September 30,	December 31,
Property and Equipment	2012	2011

Furniture and fixtures	$745	$740
Computer software and equipment	4,114	3,757
Laboratory and office equipment	464	464
Leasehold improvements	2,200	2,200
Capital lease (office equipment)	37	29
Construction in progress	2,529	62
	10,089	7,252
Less accumulated depreciation and amortization	(5,072)	(4,411)
	$5,017	$2,841

During the three and nine months ended September 30, 2012, the Company added $1,536 and $2,892 in fixed assets, respectively, of which $1,461 and $2,594 during the same periods, respectively, relate to the creation of the Company’s e-Commerce platform and fulfillment center.

	September 30,	December 31,
Accrued Liabilities	2012	2011

Salaries and related benefits	$5,394	$3,406
Income taxes payable	—	1,725
Amounts due to related parties (Note 6)	57	84
Other	2,261	1,850
	$7,712	$7,065

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
Other Long-Term Liabilities	2012	2011

Lease liabilities	$1,211	$1,317
Other	1,171	1,159
	$2,382	$2,476

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

At September 30, 2012 and December 31, 2011, the carrying amounts and accumulated amortization of intangible assets were as follows:

	September 30, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value

Trademarks	$7,666	$(5,425)	$2,241	$7,700	$(5,140)	$2,560
Licenses	200	(133)	67	100	(58)	42
Other intangible assets	2,135	(1,325)	810	2,189	(1,253)	936
	$10,001	$(6,883)	$3,118	$9,989	$(6,451)	$3,538

Amortization expense related to all intangible assets, including certain amounts reflected in cost of sales, for the three months ended September 30, 2012 and 2011 was $149 and $153, respectively and for the nine months ended September 30, 2012 and 2011 was $447 and $487, respectively.

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

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 5: Income Taxes

The Company had unrecognized tax benefits (exclusive of interest and penalties), all of which affect the effective tax rate if recognized, of $258 and $243 as of September 30, 2012 and December 31, 2011, respectively.  Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of September 30, 2012 and December 31, 2011, accrued interest related to uncertain tax positions was $8 and $11, respectively.

The tax years 2007 - 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Note 6: Related-Party Transactions

Cobrek Pharmaceuticals, Inc.

From November 2010 through March 2011, the Company entered into consulting arrangements with certain individuals affiliated with Cobrek Pharmaceuticals, Inc. (“Cobrek”) to provide consulting services to the Company.  These individuals include: (i) the Vice President of Regulatory Affairs and Quality Assurance; (ii) the Chairman of the board of directors; (iii) a member of the board of directors; and (iv) a senior consultant.  In addition to the four consultants mentioned above, Albert F. Hummel, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors, is also the Chief Executive Officer, a member of the board of directors and a holder of more than 10% of the outstanding stock of Cobrek.  For the nine months ended September 30, 2011, the Company recorded fees and related expenses for consulting services provided by Mr. Hummel prior to entering into an employment arrangement with him.  Effective April 2011, the Company entered into an employment arrangement with Mr. Hummel.  As of September 30, 2012 and December 31, 2011, amounts due to the consultants noted in (ii) and (iii) above, aggregated to $57 and $84, respectively, and were recorded as “Amounts due to related parties” in Note 3.

Total fees and related expenses recorded for the consultants and Mr. Hummel for the three and nine months ended September 30, 2012 and 2011 are included in the accompanying Unaudited Condensed Consolidated Statements of Income and Comprehensive Income and are as follows:

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Consultants
Selling, general and administrative	$263	$156	$751	$555
Research and development	—	—	—	81
Total	$263	156	751	636

Albert F. Hummel
Selling, general and administrative	$—	$—	$—	$160

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

Debt Compliance

On November 3, 2010, the Company entered into the Credit and Term Loan Agreement with Comerica Bank, which provides the Company access to a $20,000 revolving credit facility (the “Facility”) and $15,000 in term loans (the “Term Loans”).  As of September 30, 2012 and December 31, 2011, the Company did not have an outstanding balance on its Facility or Term Loans.  As of September 30, 2012 and December 31, 2011, the Company was in compliance with all financial and non-financial covenants under the Credit and Term Loan Agreement.

Software License, Development and Services Agreement

On March 6, 2012, OPO, entered into a Software License, Development and Services Agreement (the “Software Agreement”) with Koogly, LLC (“Koogly”).  Under the Software Agreement, Koogly will develop, install, maintain and host software for OPO that will enable end users to acquire the Company’s products through OPO’s website, assist end users in obtaining prescriptions from their physicians for any of the Company’s prescription-based products, allow OPO to track and manage online orders and provide warehouse management functionality.  OPO paid Koogly $675, half of the one-time license fee, upon execution of the Software Agreement and will pay the remaining half of such fee after it receives the software from Koogly and has had the opportunity to test and use it for a satisfactory period.  In addition, OPO has agreed to pay Koogly a royalty in an amount less than one percent of net sales of the Company’s products that are sold through the OPO website during the term of the Software Agreement. The term of the Software Agreement is seven years.  Thereafter, the software license may be renewed upon mutual agreement of Koogly and OPO.  Either party has the right to terminate the Software Agreement upon prior written notice in the case of a breach of the agreement by the other party and failure to cure such breach within a specified period.  In addition, OPO may terminate the Software Agreement if Koogly has not delivered the software within 12 months or, if once delivered and used in a commercial environment, the software is unavailable for five consecutive days.  As of September 30, 2012,

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

the Company recorded the initial payment of $675 in construction in progress, a component of software costs recorded in “Property and equipment, net.”

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

Both Koogly and Bella are affiliates of Phoenix Capital Management, LLC and PCM Venture I, LLC, which owns the website www.kwikmed.com.

Lease Agreement

On April 18, 2012, OPO, entered into a lease agreement with Pheasant Hollow Business Park, LLC, for the lease of office and warehouse space located in South Jordan, Utah.  The facility’s primary function will be to fulfill online orders.  The facility consists of 41,252 rentable square feet and the initial term of the lease is for 87 months beginning upon receipt of a Certificate of Occupancy from South Jordan City.  The total lease payments over the initial term will approximate $1,593.  As of September 30, 2012, the lease had not yet commenced.

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

Insurance Coverage

During the three months ended March 31, 2011, the Company received a coverage letter from its general liability insurance carrier, agreeing to defend the lawsuit described above, under a reservation of rights.  In May 2011, the insurance carrier filed a complaint in federal court for Declaratory Relief requesting an interpretation of its coverage responsibilities.  In July 2011, the Company filed an answer and cross claim against the carrier and its previous general liability insurance carrier.  During the three months ended March 31, 2012, the Company and the insurance carriers filed cross motions for summary judgment related to the insurers’ duty to defend.  They did not address the indemnity issues or bad faith claims.  The hearing on the cross motions was heard in May 2012.  The Company’s motions on the duty to defend were granted and the insurance carriers made a partial payment of the defense costs subject to a reservation of rights.  As a result, these funds were being held in an interest-bearing escrow account pending final disposition of the matter.  As of September 30, 2012, the Company had not recorded a gain contingency related to the matter pending final disposition of the matter.  At such time, discovery was still ongoing and therefore the Company could not determine the amount of litigation costs and settlement fees, if any, it would recover due to the preliminary nature of the proceedings.  As a result, the Company had not recorded any insurance recovery from the carriers during the year ended December 31, 2011 or during the three- and nine-month periods ended September 30, 2012.  Effective October 2011, the Company converted its payment arrangements with its legal counsel on this matter from an hourly rate to a contingency fee arrangement.  On October 23, 2012, the Company and the insurance carriers entered into a Settlement Agreement and Release.  See Note 12 “Subsequent Events” for further discussion.

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

The Company engaged a third party to assist in the efforts to manage the return of product from its customers residing in Texas.  As a result of the Company’s efforts, during the second and third quarters of 2011, the Company processed credits and refunds totaling $1,669 for returned or detained products.  As of September 30, 2012, the Company did not anticipate further sales returns and allowances related to the matter.

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

Under the treasury stock method, the assumed proceeds calculation includes: (i) the actual proceeds to be received from the employee upon exercise, (ii) the average unrecognized compensation cost during the period, and (iii) any tax benefits that will be credited upon exercise to additional paid-in capital.  Basic and diluted earnings per common share were calculated using the following weighted average shares outstanding for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average shares outstanding - basic	18,350,703	18,599,644	18,601,102	18,557,381
Effect of dilutive stock options	150,220	79,143	129,463	90,986
Weighted average shares outstanding - diluted	18,500,923	18,678,787	18,730,565	18,648,367

Diluted earnings per share for the three and nine months ended September 30, 2012 does not include the impact of common stock options, restricted stock units (“RSUs”) and unvested restricted stock totaling 768,738 and 799,920 shares, respectively, and the impact of common stock options, RSUs and unvested restricted stock totaling 876,059 shares for both of the three- and nine-month periods ended September 30, 2011, as the effect of their inclusion would be anti-dilutive.

Note 9: Stock Awards

During the three months ended September 30, 2012, the Company’s Board of Directors, through its Compensation Committee, granted 55,000 options under the 2005 Stock Incentive Plan, as amended, to employees of the Company, including one executive officer, with an exercise price of $13.33 to $15.40 per share, which was equal to the fair value of the underlying common stock on the date of grant.  During the nine months ended September 30, 2012, the Company’s Board of Directors, through its Compensation Committee, granted 579,000 options to employees of the Company, including executive officers, with exercise prices ranging from $10.27 to $15.40 per share, which was equal to or greater than the fair value of the underlying common stock on the date of grant.

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

In addition to the stock options granted to Mr. Hummel, during the nine months ended September 30, 2011, the Company’s Board of Directors, through its Compensation Committee, granted to other employees 18,000 and 46,000 options, respectively, with an exercise price of $10.48 and a range of exercise prices of $9.39 to $11.39, respectively, which were equal to the fair value of the underlying common stock on the date of grant.

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

On July 31, 2012, Kristina M. Leslie was appointed to the Board of Directors and was issued 4,890 shares of restricted stock with a fair market value of $15.34 per share.

During the nine months ended September 30, 2012, the Company issued 11,030 shares of restricted stock to the remaining members of its Board of Directors, with a fair market value of $13.60 per share.  During the nine months ended September 30, 2011, the Company issued 16,045 shares of restricted stock to members of its Board of Directors, with a fair market value of $9.35 per share.  The restricted stock awards granted during the nine-month period ended September 30, 2011, fully vested on June 7, 2012.  The fair market value of the restricted stock granted during each of the three- and nine-month periods ended September 30, 2012 and 2011 was equal to the fair value of the underlying common stock on the date of grant.

As of September 30, 2012, total unrecognized stock-based compensation expense related to unvested stock options was approximately $3,602, which is expected to be recognized over a weighted average period of approximately 2.31 years.

Note 10: Common Stock

Increase in Stock Repurchase Program

On October 26, 2010, the Company announced that its Board of Directors authorized it to repurchase up to $45,000 of its common stock, depending on market conditions and other factors.  During the fourth quarter ended December 31, 2010, the Company repurchased 3,556,910 shares of the Company’s outstanding common stock from certain selling stockholders for a cost of $35,000.  No repurchases were effected during the year ended December 31, 2011, resulting in the availability of $10,000 for repurchases under the program.  On March 6, 2012, the Company’s Board of Directors authorized a $20,000 increase to the Company’s stock repurchase program, resulting in the availability to repurchase up to $30,000 of the Company’s common stock as of such date.  This authorization does not obligate the Company to acquire any particular amount of common stock nor does it ensure that any shares will be repurchased, and it may be suspended at any time at the Company’s discretion.  During the three- and nine-month periods ended September 30, 2012, the Company repurchased 1,500,000 shares of its outstanding common stock for a cost of $19,781.  As of September 30, 2012, there was $10,219 available for repurchases under the program.

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

Management evaluates its segments on a revenue and gross profit basis, which is presented below.  The United States information is presented separately as the Company’s headquarters reside in the United States.  United States sales

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

represented 81% and 85% of total consolidated net sales for the three months ended September 30, 2012 and 2011, respectively, and 82% and 84% of total consolidated net sales for the nine months ended September 30, 2012 and 2011, respectively.  No other country accounted for over 10% of total Company consolidated net sales.  No customer accounted for over 10% of total Company consolidated net sales during the three months ended September 30, 2012 and the three- and nine-month periods ended September 30, 2011.  Revenues from one customer of the Company’s physician-dispensed segment represented approximately $10,027 of consolidated net sales for the nine months ended September 30, 2012.  Except as mentioned, no other customer accounted for over 10% of total Company consolidated net sales during the nine months ended September 30, 2012.

All of the Company’s long-lived assets are located in the United States.  The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales by segment
Physician-dispensed	$27,586	$27,245	$86,776	$80,422
Licensing	1,562	867	3,631	3,079
Net sales	$29,148	$28,112	$90,407	$83,501

Gross profit by segment
Physician-dispensed	$21,693	$21,593	$68,480	$62,786
Licensing	1,563	865	3,627	3,069
Gross profit	$23,256	$22,458	$72,107	$65,855

Geographic information
United States	$23,693	$23,771	$74,141	$69,938
International	5,455	4,341	16,266	13,563
Net sales	$29,148	$28,112	$90,407	$83,501

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales by product line
Physician-dispensed
Nu-Derm	$14,679	$14,917	$45,990	$44,071
Vitamin C	4,260	4,016	13,745	11,870
Elasticity	3,371	3,147	10,674	8,735
Therapeutic	1,803	1,546	5,317	4,374
Other	3,473	3,619	11,050	11,372
Total	27,586	27,245	86,776	80,422
Licensing	1,562	867	3,631	3,079
Total net sales	$29,148	$28,112	$90,407	$83,501

Obagi Medical Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 12: Subsequent Events

Insurance Settlement

On October 23, 2012, the Company and its previous general liability insurance carriers entered into a Settlement Agreement and Release (the “Insurance Settlement”).  Pursuant to the Insurance Settlement, the Company released the insurance carriers of all claims that the Company did assert and could have asserted in the motions filed by the Company against the insurance carriers and in the underlying claims with Dr. Zein Obagi and related parties.  See Note 7 “Commitments and Contingencies” for additional details.  In consideration for the final disposition of the matter, the insurance carriers paid the Company $14,000 in October 2012, at which time, the Company recorded net proceeds of approximately $8,400 after legal expense as a gain on legal settlement related to the matter.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

In addition to historical information, this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to future events or future financial performance, and include statements regarding our business strategy, timing of, and plans for, the introduction of new products and enhancements, our e-Commerce and fulfillment initiative, future sales, market growth and direction, the effects of future regulations, litigation, competition, market share, revenue growth, operating margins and profitability.  All forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results, expressed or implied, by these forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology.  These statements are only predictions and are based upon information available to us as of the date of this report.  We undertake no ongoing obligation to update these forward-looking statements.

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

Aesthetic skin care.  As of September 30, 2012, we sold our products to over 6,600 physician-dispensing accounts in the United States.  During the nine-month period ended September 30, 2012, we had one customer within our physician-dispensed segment that accounted for $10.0 million of our consolidated net sales.  Aside from this customer, there was no other customer accounting for more than 10% of our net sales during the nine months ended September 30, 2012.  No customer accounted for over 10% of our total consolidated net sales during the three months ended September 30, 2012 and the three- and nine-month periods ended September 30, 2011.  Our current products are not eligible for reimbursement from third-party payors such as health insurance organizations.  We generated U.S. physician-dispensed sales of $23.7 million and $23.8 million during the three months ended September 30, 2012 and 2011, respectively, and $74.1 million and $69.9 million during the nine months ended September 30, 2012 and 2011, respectively.

International distribution.  We market our products internationally through 21 international distribution partners and, beginning January 1, 2012, one licensing partner, which collectively have sales and marketing activities in 47 countries outside of the United States.  Our distributors use a model similar to our business model in the United States, selling our products through direct sales representatives to physicians, or through alternative distribution channels depending on regulatory requirements and industry practices.  We generated international physician-dispensed sales of $3.9 million and $3.5 million during the three months ended September 30, 2012 and 2011, respectively, and $12.6 million and $10.5 million during the nine months ended September 30, 2012 and 2011, respectively.

Licensing.  We market our products in the Japanese retail markets through license agreements with Rohto Pharmaceutical Co, Ltd (“Rohto”).  Under our agreements, Rohto is licensed to manufacture and sell a series of OTC products developed by it under the Obagi brand name, as well as Obagi-C products, in the Japanese drug store channel, and we receive a royalty based upon Rohto’s sales of Obagi branded products in Japan.  Rohto sells and markets Obagi branded products through high-end drug stores.  Through December 2011, we had other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel.  We receive royalties based upon these arrangements.  We generated licensing revenue of $4.4 million during each of the years ended December 31, 2011 and 2010.  We generated licensing revenue of $1.6 million and $0.9 million during the three months ended September 30, 2012 and 2011, respectively, and $3.6 million and $3.1 million during the nine months ended September 30, 2012 and 2011, respectively.

E-Commerce and fulfillment platform.  We are in the process of writing the code necessary to establish a web-based marketing and fulfillment operation.  We believe a robust e-Commerce platform will help build and strengthen the relationship between our physician customers and their patients.  Once fully developed and deployed our new national distribution system will allow us to deploy additional channel expansion strategies and will protect our brand from internet discounters by implementing a track and trace mechanism to follow products’ pedigrees through the sales channel.  Having an e-Commerce platform, we believe, will enable us to capitalize on the interest in our products by directing consumers to one place to learn about and purchase our products, capture a portion of this new business for our physician customers and serve a larger population of potential patients.  However, we cannot assure you that our e-Commerce platform will actually expand our base of end-users or result in the growth of our business.  Moreover, the creation and maintenance of an e-Commerce platform will require a significant investment in capital and other resources and may divert the attention of our management and other key employees from the operation of our core business, which could materially and adversely impact our business and results of operations beginning in 2012.  During the three- and nine-month periods ended September 30, 2012, we incurred $1.2 million and $2.9 million in expenses, respectively, and $2.6 million capital expenditures as of September 30, 2012, related to our e-Commerce fulfillment initiative.

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

Litigation settlement and insurance coverage. In January 2010, Dr. Zein Obagi, ZO Skin Health, Inc., and related parties filed a complaint and an arbitration demand against us.  We later filed counterclaims in both proceedings.  On May 2, 2011, the parties to those proceedings entered into a Settlement Agreement that required dismissal of all claims and counterclaims in both proceedings.  Pursuant to the Settlement Agreement, we made a one-time settlement payment of $5.0 million.  The Settlement Agreement also contains a number of non-economic terms.  See Note 7 to our Unaudited Condensed Consolidated Financial Statements for a further discussion on the litigation and the Settlement Agreement.  Since January 2010 through December 31, 2011, we incurred significant litigation and related fees, including the $5.0 million settlement, of $13.5 million.  During the three months ended March 31, 2011, we received a coverage letter from our primary general liability insurance carrier, agreeing to defend the lawsuit, under a reservation of rights.  In May 2011, the insurance carrier filed a complaint in federal court for Declaratory Relief requesting an interpretation of its coverage responsibilities.  In July 2011, we filed an answer and cross claim against the carrier and our previous primary general liability insurance carrier.  During the three months ended March 31, 2012, both we and the carriers filed cross motions for summary judgment related to the insurers’ duty to defend.  They did not address the indemnity issues or bad faith claims.  The hearing on the cross motions was heard in May 2012.  Our motions on the duty to defend were granted and the insurance carriers made a partial payment of the defense costs subject to a reservation of rights.  As a result, these funds were being held in an interest bearing escrow account pending final disposition of the matter.  As of September 30, 2012, we had not recorded a gain contingency related to the matter pending final disposition of the matter.  At such time, discovery was still ongoing and therefore we could not estimate the amount of litigation costs and settlement fees, if any, we would recover from the insurance carriers.  Effective October 2011, we converted our payment arrangements with our legal counsel on this matter from an hourly rate to a contingency fee arrangement.

On October 23, 2012, we entered into the Insurance Settlement with our insurance carriers.  Pursuant to the Insurance Settlement, we released the insurance carriers of all claims we did assert and could have asserted in the motions filed by us against the insurance carriers and in the underlying claims with Dr. Zein Obagi and related parties.  In consideration for the final disposition of the matter, the insurance carriers paid us $14.0 million in October 2012, at which time we recorded net proceeds of approximately $8.4 million after legal expense as a gain on legal settlement related to the matter.

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

We engaged a third party to assist in the efforts to manage the return of product from our customers residing in Texas.  As a result of our efforts, during the second and third quarters of 2011, we processed credits and refunds of $1.7 million in returned or detained products.  As of September 30, 2012, we did not expect to receive any additional sales returns related to the matter.

Results of operations.  We commenced operations in 1997, and as of September 30, 2012, we had retained earnings of $46.8 million.  We reported net income of $3.0 million and $4.4 million for the three months ended September 30, 2012 and 2011, respectively, and $9.4 million and $4.9 million for the nine months ended September 30, 2012 and 2011, respectively.

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, sales returns and allowances, accounts receivable, inventory, goodwill and intangible assets, stock-based compensation and accounting for income taxes have the greatest potential impact on our Unaudited Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies.  Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results.  However, it is possible that the actual results we experience may differ materially and adversely from our estimates in the future.  There have been no material changes to the critical accounting estimates associated with these policies as described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2011 Annual Report on Form 10-K filed with the SEC on March 8, 2012.

Results of operations

The three months ended September 30, 2012 compared to the three months ended September 30, 2011

Net sales.  The following table compares net sales by product line and certain selected products for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011	Change
Net sales by product line
Physician-dispensed
Nu-Derm	$14,679	$14,917	-2%
Vitamin C	4,260	4,016	6%
Elasticity	3,371	3,147	7%
Therapeutic	1,803	1,546	17%
Other	3,473	3,619	-4%
Total	27,586	27,245	1%
Licensing	1,562	867	80%
Total net sales	$29,148	$28,112	4%

United States	81%	85%
International	19%	15%

Net sales increased by $1.0 million to $29.1 million during the three months ended September 30, 2012, as compared to $28.1 million during the three months ended September 30, 2011.  Overall, our growth during the three months ended September 30, 2012 was primarily due to growth in the international physician-dispensed market and our re-introduction of prescription products into Texas in May 2012.  Net sales attributed to Texas increased as a percentage of our total net sales from 4% for the three months ended September 30, 2011 to 7% for the three months ended September 30, 2012.

Physician-dispensed sales increased $0.4 million, to $27.6 million during the three months ended September 30, 2012, as compared to $27.2 million during the three months ended September 30, 2011.  We experienced net increases in the majority of our product categories as follows: (i) an increase in Therapeutic sales of $0.3 million; (ii) a $0.2 million increase in Elasticity sales, which is primarily attributable to the launch of ELASTIderm Complete Complex Eye Serum during the three months ended March 31, 2012 and an increase in units sold related to our fall 2012 purchase-with purchase-promotion; and (iii) an increase in the Vitamin C category of $0.2 million.  These increases were offset in part by: (i) a decrease in Nu-Derm of $0.2 million; and (ii) a decrease in the Other category of $0.2 million.  Licensing fees increased by $0.7 million due to the launch of three new products by our Japanese partner, Rohto, during the three months ended September 30, 2012.

Our aggregate sales growth was composed of: (i) $0.4 million from our International physician-dispensed markets; and (ii) a $0.7 million increase in licensing fees; offset in part by a $0.1 million decrease in the U.S. physician-dispensed market.  The increase in International sales was experienced across the majority of our product lines and was principally a result of: (i) a $0.4 million increase in the Europe and Other region; and (ii) a $0.1 million increase from the Americas; offset in part by a $0.1 million decrease from the Middle East.

Despite the growth we have experienced during 2011 and the first three quarters of 2012, we believe that until we see continued stabilization in the global economy, our future net sales could be negatively impacted.

Gross margin percentage.  Overall, our gross margin percentage slightly decreased to 79.8% for the three months ended September 30, 2012, as compared to 79.9% for the three months ended September 30, 2011.  Gross margin for our physician-dispensed segment decreased to 78.6% as compared to 79.3% for the same period last year.  The decline in our physician-dispensed gross margin is primarily due to a change in sales mix favoring our lower margin products and an increase in units sold of our fall 2012 purchase-with-purchase promotion, which typically has a lower margin than the majority of our products.  The gross margin for our licensing segment increased to 100.1% compared to 99.8% for the same period last year.  The increase in margin is due to an immaterial chargeback of royalty cost related to a discontinued product by our licensing partner during the quarter ended September 30, 2012.  We anticipate further reduction in these royalty costs during the remainder of 2012, however, we do not believe such reduction will have a material impact on our consolidated financial statements.

Selling, general and administrative.  Selling, general and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock-based compensation, depreciation and amortization not attributable to products sold, warehousing costs, advertising, travel expense and other selling expenses.  Selling, general and administrative expenses increased $2.7 million to $17.8 million during the three months ended September 30, 2012, as compared to $15.1 million for the three months ended September 30, 2011.  The increase was primarily due to the following: (i) $1.2 million in expenses directly related to the development and set-up of our e-Commerce platform; (ii) a $0.4 million increase in professional fees; (iii) $0.2 million in expenses associated with the regulatory matters in California; (iv) $0.2 million in research concerning the Japanese market; (v) a $0.2 million increase in promotions and training expenses; (vi) a $0.2 million increase in other marketing expenses; (vii) a $0.2 million increase in advertising primarily due to increased advertising support for our international distributors; (viii) a $0.2 million increase in non-cash compensation; (ix) $0.1 million in expenses related to the establishment of a second source for certain of our products; (x) $0.1 million in expenses related to researching physician opportunities; and (xi) a $0.1 million increase in other expenses.  These increases were partially offset by: (i) a decrease of $0.1 million in expenses associated with regulatory matters in Texas; (ii) a decrease of $0.1 million in costs associated with the litigation and settlement of matters related to Dr. Obagi (see Note 7 to Unaudited Condensed Consolidated Financial Statements); (iii) a $0.1 million decrease in product development expenses; and (vi) a $0.1 million decline in volume-driven expenses. As a percentage of net sales, selling, general and administrative expenses in the three months ended September 30, 2012 were 61% as compared to 54% for the three months ended September 30, 2011.  We expect selling, general and administrative expenses to increase as a percentage of net sales for the remainder of 2012 as we plan to invest significant resources in the development and launch of our e-Commerce platform.  See discussion “Liquidity and capital resources,” for further information.

Research and development.  Research and development expenses remained fairly flat at $0.5 million for both of the three-month periods ended September 30, 2012 and 2011.  As a percentage of net sales, research and development costs were 2% for both of the three-month periods ended September 30, 2012 and 2011.

Interest income and Interest expense.  Interest income increased to $15,000 for the three months ended September 30, 2012 from $10,000 for the three months ended September 30, 2011.  We earn interest income from the investment of our cash balance into a money market account.  Our average cash and cash equivalents increased from $24.4 million for the three months ended September 30, 2011 to $31.2 million for the three months ended September 30, 2012, and our weighted average annual interest rate increased from 0.23% during the three months ended September 30, 2011 to 0.27% during the three months ended September 30, 2012.  Interest expense was $19,000 during the three months ended September 30, 2012, as compared to $24,000 for the three months ended September 30, 2011.  The decrease is due to a decrease in the amortization of debt issuance costs related to our Credit and Term Loan Agreement, which we amended effective as of March 30, 2012.

Income taxes.  Income tax expense was $2.0 million for the three months ended September 30, 2012, as compared to $2.4 million for the three months ended September 30, 2011.  Our effective tax rate was 39.6% for the three months ended September 30, 2012 and 35.0% for the three months ended September 30, 2011.  The increase in the effective rate is primarily due to the impact of the 2011 research and development credit accounted for during the three months ended September 30, 2011.  As of September 30, 2012, the 2012 research and development tax credit had not yet been extended by Congress.

The nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Net sales.  The following table compares net sales by product line and certain selected products for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011	Change
Net sales by product line
Physician-dispensed
Nu-Derm	$45,990	$44,071	4%
Vitamin C	13,745	11,870	16%
Elasticity	10,674	8,735	22%
Therapeutic	5,317	4,374	22%
Other	11,050	11,372	-3%
Total	86,776	80,422	8%
Licensing	3,631	3,079	18%
Total net sales	$90,407	$83,501	8%

United States	82%	84%
International	18%	16%

Net sales increased by $6.9 million to $90.4 million during the nine months ended September 30, 2012, as compared to $83.5 million during the nine months ended September 30, 2011.  Overall, our growth during the nine months ended September 30, 2012 was primarily due to: (i) growth in the international physician-dispensed market; (ii)  a decline of $1.7 million in the sales returns and allowances provision originally recorded during the nine months ended September 30, 2011, related to the actions brought by the Texas state regulatory bodies (see “Overview and Recent Developments” above for further discussion) in April 2011; and (iii) our re-introduction of prescription products into Texas in May 2012.  Net sales attributed to Texas increased as a percentage of our total net sales from 4% for the nine months ended September 30, 2011 to 6% for the nine months ended September 30, 2012.

Physician-dispensed sales increased $6.4 million, to $86.8 million during the nine months ended September 30, 2012, as compared to $80.4 million during the nine months ended September 30, 2011.  We experienced net increases in the majority of our product categories as follows: (i) an increase in Nu-Derm sales of $1.9 million, of which $1.1 million is attributable to the sales returns provision related to Texas recorded during the nine months ended September 30, 2011; (ii) a $1.9 million increase in Elasticity sales, of which the majority is attributable to the launch of ELASTIderm Complete Complex Eye Serum during the nine months ended September 30, 2012; (iii) an increase in Vitamin C sales of $1.9 million; and (iv) an increase in the Therapeutic category of $0.9 million, the majority of which is attributable to the re-launch of our Normal to Oily CLENZIderm kit during the nine months ended September 30, 2012.  These increases were partially offset by a decrease in the Other category of $0.3 million.  Licensing fees increased by $0.6 million, which is primarily attributable to the launch of new products by our licensing partner Rohto, during the third quarter ended September 30, 2012.

Our aggregate sales growth was composed of $4.2 million and $2.2 million from our U.S. and International physician-dispensed markets, respectively, and an increase of $0.6 million in licensing fees.  The increase in International sales was experienced across the majority of our product lines and was principally a result of: (i) a $1.2 million increase in the Europe and Other region; (ii) a $0.7 million increase from the Far East; (iii) a $0.2 million increase from the Americas; and (iv) a $0.1 million increase in the Middle East.  The net increase in the U.S. was due to $2.5 million in sales growth, along with a decrease of $1.7 million in sales returns and allowances associated with the Texas regulatory matter during the nine months ended September 30, 2011.

Gross margin percentage.  Overall, our gross margin percentage increased to 79.8% for the nine months ended September 30, 2012, as compared to 78.9% for the nine months ended September 30, 2011.  Gross margin for our physician-dispensed segment increased to 78.9% as compared to 78.1% for the same period last year.  The improvement in our physician-dispensed gross margin is primarily due to an improvement in product costs related to our Therapeutic products during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, and a change in sales mix favoring our higher-margin products.  In addition we experienced a reduction in inventory reserves during the first quarter of 2012, as $0.3 million in inventory was reserved during the first quarter of 2011 related to the Texas matter.  The gross margin for our licensing segment increased slightly to 99.9% compared to 99.7% for the same period last year.

Selling, general and administrative.  Selling, general and administrative expenses decreased $1.7 million to $55.0 million during the nine months ended September 30, 2012, as compared to $56.7 million for the nine months ended September 30, 2011.  This decline was primarily due to the following: (i) a decrease of $7.9 million in costs associated with the litigation and settlement of matters related to Dr. Obagi (see Note 7 to Unaudited Condensed Consolidated Financial Statements); (ii) a decrease of $0.9 million in expenses associated with regulatory matters in Texas; (iii) a $0.9 million decrease in other marketing expenses as during the nine months ended September 30, 2011, we invested in extensive market research and consumer engagement initiatives to update and enhance our Internet presence; (iv) a $0.5 million decrease in impairment charges (see “Impairment of License” discussion under “Overview and Recent Developments”); (v) a $0.2 million decrease in depreciation and amortization; and (vi) a $0.1 million decrease in product development expenses.  These decreases were partially offset by: (i) $2.9 million in expenses directly related to the development and set-up of our e-Commerce platform; (ii) a $1.6 million increase in headcount-related expenses, primarily due to an increase accrued bonus during the nine months ended September 30, 2012 and an increase in operational and general and administrative headcount; (iii) $1.0 million in expenses associated with the regulatory matters in California; (iv) a $0.7 million increase in professional fees; (v) $0.6 million in research concerning the Japanese market; (vi) a $0.5 million increase in advertising primarily due to increased advertising support for our international distributors; (vii) a $0.5 million increase in non-cash compensation; (viii) $0.4 million in expenses related to the establishment of a second source for certain of our products; (ix) a $0.3 million increase in promotions and training expenses; (x) $0.2 million in expenses related to researching physician opportunities; and (xi) a $0.1 million increase in other expenses.  As a percentage of net sales, selling, general and administrative expenses in the nine months ended September 30, 2012 were 61% as compared to 68% for the nine months ended September 30, 2011.

Research and development.  Research and development expenses increased $0.2 million to $1.6 million for the nine months ended September 30, 2012, as compared to $1.3 million for the nine months ended September 30, 2011.  This was due to a $0.1 million increase in expenses related to the development of new products and a $0.1 million increase in expenses related to the development of line extensions and reformulations of existing products.  As a percentage of net sales, research and development costs were 2% in each of the nine-month periods ended September 30, 2012 and 2011.

Interest income and Interest expense.  Interest income increased to $50,000 for the nine months ended September 30, 2012 from $21,000 for the nine months ended September 30, 2011.  We earn interest income from the investment of our cash balance into a money market account.  Our average cash and cash equivalents increased from $21.1 million for the nine months ended September 30, 2011 to $35.9 million for the nine months ended September 30, 2012, and our weighted average annual interest rate slightly increased from 0.24% during the nine months ended September 30, 2011 to 0.26% during the nine months ended September 30, 2012.  Interest expense was $59,000 during the nine months ended September 30, 2012, as compared to $119,000 for the nine months ended September 30, 2011.  The decrease is due to a decrease in the amortization of debt issuance costs related to our Credit and Term Loan Agreement, which we amended effective as of March 30, 2012.

Income taxes.  Income tax expense was $6.1 million for the nine months ended September 30, 2012, as compared to $2.8 million for the nine months ended September 30, 2011.  Our effective tax rate was 39.6% for the nine months ended September 30, 2012 and 36.1% for the nine months ended September 30, 2011.  The increase in the effective rate is primarily due to the impact of the 2011 research and development credit accounted for during the nine months ended September 30, 2011.  As of September 30, 2012, the 2012 research and development tax credit had not yet been extended by Congress.

Liquidity and capital resources

Trends and uncertainties affecting liquidity

Our primary sources of liquidity are our cash generated by operations and availability under our Credit and Term Loan Agreement with Comerica Bank.  As of September 30, 2012 we had approximately $21.5 million in cash and cash equivalents and $35.0 million available for borrowing under the Credit and Term Loan Agreement.  We currently believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to meet foreseeable liquidity requirements.  The following has impacted or is expected to impact liquidity:

•
On March 6, 2012, our Board authorized a $20.0 million increase to our stock repurchase program, resulting in the availability to repurchase up to $30.0 million of our common stock as of such date.  During the three months ended September 30, 2012, we purchased 1,500,000 shares of our outstanding stock for a cost of $19.8 million.  As of September 30, 2012, we have $10.2 million remaining available to repurchase our outstanding stock under the program;

•
The legal costs and settlement expense related to the litigation and arbitration involving us and Dr. Obagi were material.  On October 23, 2012, we entered into an Insurance Settlement with our insurance carriers.  Pursuant to the Insurance Settlement, we released the insurance carriers of all claims we did assert and could have asserted in the motions filed by us against the insurance carriers and in the underlying claims with Dr. Zein Obagi and related parties.  In consideration for the final disposition of the matter, the insurance carriers paid us $14.0 million in October 2012, at which time we recorded net proceeds of approximately $8.4 million after legal expense as a gain on legal settlement related to the matter;

•
During the three months ended March 31, 2011, we recorded $1.9 million in sales returns for products returned from customers residing in the state of Texas, which was subsequently adjusted to $1.7 million during the second and third quarters of 2011.  We voluntarily ceased shipment of certain of our products containing 4% hydroquinone into the state of Texas from April 2011 to May 2012.  Although we resumed shipping HQ products in Texas in May 2012, we cannot assure you that our sales of such products in that state will return to historical levels.  Texas net sales, including products containing hydroquinone, represented approximately 6% of our total net sales during the nine months ended September 30, 2012 and 5% and 9% for the years ended December 31, 2011 and 2010, respectively;

•
Although no enforcement action has been instituted against us for the California regulatory matter to date, it is possible that we will incur significant legal costs and potential penalties may be assessed.  If the ultimate expenses, penalties and/or restrictions are material, this matter could have a material adverse effect on our consolidated financial position, results of operations and cash flows; and

•
We plan to invest significant capital and other resources in 2012 of between $9.0 million and $12.0 million into the creation and maintenance of an e-Commerce platform and fulfillment center.  We cannot assure you that the e-Commerce platform will result in the growth of our business.  Investment into this initiative could have a material adverse effect on our consolidated financial position, results of operations and cash flows.  During the three- and nine-month periods ended September 30, 2012, we recorded $1.2 million and $2.9 million in expenses, respectively, and as of September 30, 2012, we recorded $2.6 million in capital expenditures, related to this strategic initiative.

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

In order to remain competitive in the marketplace, for certain selected customers who we deemed to be creditworthy based upon their prior payment history, we extended our standard payment terms from net 30 days to net 60 days for selected product purchases made in connection with certain sales promotion programs.  Such extension does not represent a permanent change to the payment terms for such customers but, rather, is applicable only to specified purchases made by such customers in connection with the applicable sales promotion program.  Sales of products having net 60-day payment terms represented 48% and 49% of our net sales for the three- and nine-month periods ended September 30, 2012.  Our days’ sales outstanding (“DSO”) increased from 60 days as of December 31, 2011 to 65 days as of September 30, 2012.  The increase is primarily due to the timing of payments received from one of our international distributors.  It is unclear how long the current economic environment will continue, whether there will be new events that could contribute to additional deterioration, and if so, what effect such events could have on our business in 2012.  As noted above, to facilitate more rapid growth, we plan to invest in a new e-Commerce platform and fulfillment center and, as the opportunities arise, the commercialization of new applications of our current products, the continuing development of our pipeline of products and the in licensing or acquisition of new product opportunities.  While we plan to increase our investments in these initiatives, we expect to continue to generate positive cash flow through our operations.

As of September 30, 2012, we had no outstanding balance on the Facility or the Term Loans available under the Credit and Term Loan Agreement.  We were in compliance with all financial and non-financial covenants under the Credit and Term Loan Agreement as of September 30, 2012 and December 31, 2011.  In April 2012, we entered into an amendment to the Credit and Term Loan Agreement with Comerica Bank, to: (i) extend the Facility maturity date from July 1, 2012 to July 1, 2014, unless otherwise terminated in accordance with the Credit and Term Loan Agreement; (ii) extend the draw period of our Term Loans from May 3, 2012 to earliest to occur of (a) the aggregate outstanding principal balance of the Term Loans equaling the term commitment, (b) July 1, 2013, and (c) the date of our request to close out the Term Loans; (iii) increase the maximum stock repurchases we may effect from $50.3 million to $70.3 million; (iv) allow intercompany loans or intercompany investments in our subsidiary created for the e-Commerce initiative in an aggregate not to exceed $12.0 million; and (v) exempt our subsidiary related to the e-Commerce initiative from the subsidiary requirements of the Credit and Term Loan Agreement. The amendment is retroactively effective as of March 30, 2012.  We expect to be in compliance with both our non-financial and financial covenants during 2012; however, economic conditions or the occurrence of any of the events discussed under Part I, Item IA, “Risk Factors” in our 2011 Annual Report on Form 10-K could cause noncompliance within our financial covenants.

We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity.  As of September 30, 2012 and December 31, 2011, we had approximately $43.0 million and $52.2 million, respectively, in working capital.  During the nine months ended September 30, 2012, we invested approximately $2.9 million in capital expenditures, which largely related to our e-Commerce platform.  For the remainder of 2012, we expect to spend approximately $1.0 million in capital expenditures, primarily related to the e-Commerce platform and fulfillment center, and software and IT upgrades.

Cash requirements for our business

Historically, we have generated cash from operations in excess of working capital requirements and through private and public sales of common stock.  We currently invest our cash and cash equivalents in a money market account.  As of September 30, 2012 and December 31, 2011, we had approximately $21.5 million and $35.0 million, respectively, of cash and cash equivalents.

On October 26, 2010, we announced that our Board of Directors authorized us to repurchase up to $45.0 million of our common stock, depending on market conditions and other factors.  Share repurchases could include the repurchase of shares from the selling stockholders in connection with the secondary offering of our common stock completed in November 2010, as well as repurchases made through open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.  During the fourth quarter ended December 31, 2010, we repurchased 3,556,910 shares of our outstanding common stock for a cost of $35.0 million.  No repurchases were effected during the year ended December 31, 2011, leaving us with $10.0 million available for repurchases under the program.  On March 6, 2012, our Board authorized a $20.0 million increase to our stock repurchase program, resulting in the availability to repurchase up to $30.0 million of our common stock as of such date.  This authorization does not obligate us to acquire any particular amount of common stock nor does it ensure that any shares will be repurchased, and it may be suspended at any time at our discretion.  During the three months ended September 30, 2012, we purchased 1,500,000 shares of our outstanding stock for a cost of $19.8 million.  As of September 30, 2012, we had $10.2 million available for repurchases under the program.

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

Cash flow

Nine months ended September 30, 2012.  For the nine months ended September 30, 2012, net cash provided by operating activities was $6.8 million.  The primary sources of cash were $9.4 million in net income, adjusted for: (i) non-cash items; partially offset by: (ii) a net increase in accounts payable and accrued liabilities through timing of purchasing and payments; (ii) an increase in inventory due to a buildup of safety stock at a new second source supplier of some of our products resulting in a decrease in our annual inventory turns from 5.2 as of December 31, 2011 to 4.3 as of September 30, 2012; (iii) an increase in income taxes receivable; (iv) an increase in prepaids and other current assets; and (v) an increase in accounts receivable due in part to an increase in our DSO from 60 days at December 31, 2011 to 65 days at September 30, 2012.

Net cash used in investing activities was $2.4 million for the nine months ended September 30, 2012, primarily attributable to the costs associated with our e-Commerce platform and investments in licenses and patent-related intellectual property during the nine months ended September 30, 2012.  We anticipate spending approximately $1.0 million for the remainder of the year ending December 31, 2012 for capital expenditures primarily associated with IT upgrades and disaster recovery infrastructure.

Net cash used in financing activities was $18.0 million for the nine months ended September 30, 2012, which was primarily attributable to the repurchase of 1,500,000 shares of our outstanding stock for a cost of $19.8 million and payments made on capital lease obligations and debt issuance costs, partially offset by $1.8 million in proceeds received from the exercise of stock options.

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

Interest rate risk

Our interest income and expense is more sensitive to fluctuations in the general level of the U.S. prime rate and LIBOR interest rates than to changes in rates in other markets.  Changes in U.S. LIBOR interest rates affect the interest earned on our cash and cash equivalents.  At September 30, 2012, we had approximately $21.5 million of cash and cash equivalents.  If the interest rates on our cash and cash equivalents and short-term investments were to increase or decrease by 1% for the year, annual interest income would increase or decrease by approximately $0.2 million.

Other risks

Generally we have been able to collect our accounts receivable in the ordinary course of business.  We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified.  Our DSO increased to 65 days as of September 30, 2012 from 60 days at December 31, 2011.  We do not believe that our accounts receivable balance presents a significant credit risk based upon our past collection experience.

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

During the three months ended March 31, 2011, we received a coverage letter from our primary general liability insurance carrier, agreeing to defend the lawsuit and arbitration described above, under a reservation of rights.  In May 2011, the insurance carrier filed a complaint in federal court for Declaratory Relief requesting an interpretation of its coverage responsibilities.  In July 2011, we filed an answer and cross claim against the carrier and our previous primary general liability insurance carrier.  During the three months ended March 31, 2012, both we and the carriers filed cross motions for summary judgment related to the insurers’ duty to defend.  They did not address the indemnity issues or bad faith claims.  The hearing on the cross motions was heard in May 2012.  Our motions on the duty to defend were granted and the insurance carriers made a partial payment of the defense costs subject to a reservation of rights.  As a result, these funds were being held in an interest bearing escrow account pending final disposition of the matter.  As of September 30, 2012, we had not recorded a gain contingency related to the matter pending final disposition of the matter.  At such time, discovery was still ongoing and therefore we could not estimate the amount of litigation costs and settlement fees, if any, we would recover from the insurance carriers.  Effective October 2011, we converted our payment arrangements with our legal counsel on this matter from an hourly rate to a contingency fee arrangement.

On October 23, 2012, we entered into the Insurance Settlement with our insurance carriers.  Pursuant to the Insurance Settlement, we released the insurance carriers of all claims we did assert and could have asserted in the motions filed by us against the insurance carriers and in the underlying claims with Dr. Zein Obagi and related parties.  In consideration for the final disposition of the matter, the insurance carriers paid us $14.0 million in October 2012, at which time we recorded net proceeds of approximately $8.4 million after legal expense as a gain on legal settlement related to the matter.

From time to time, we are involved in other litigation and legal matters or disputes in the normal course of business.  Management does not believe that the outcome of any of these other matters at this time will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A: RISK FACTORS

Our new online fulfillment strategy will require a significant investment in capital and other resources and we cannot assure you that it will be successfully implemented

We have identified the elements necessary to establish a web-based fulfillment operation and are currently in the process of completing the development of this platform.  We believe that having an e-Commerce platform will enable us to capitalize on the current interest in our products on the Internet by directing consumers to one place to learn about and purchase our products, capture a portion of this new business for our physician customers and serve a larger population of potential patients.  However, we cannot assure you that our e-Commerce platform will actually expand our base of end-users or result in the growth of our business.  There are also a  number of legal and regulatory considerations that may affect the timing and scope of the rollout of our e-Commerce platform. Moreover, the creation and maintenance of an e-Commerce platform will require a significant investment in capital and other resources of between $9.0 million and $12.0 million in 2012, and may divert the attention of our management and other key employees from the operation of our core business, which could materially and adversely impact our business and results of operations.

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

The following table provides information regarding repurchases of our common stock made by or on behalf of us, or any “affiliated purchasers” as defined in SEC rules, of our equity securities registered pursuant to Section 12 of the Exchange Act, for each month during the three months ended September 30, 2012, in the format required by SEC rules:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares (in thousands) That May Yet Be Purchased Under the Plans or Programs
July 1, 2012 - July 31, 2012	—	$—	—	$30,000
August 1, 2012 - August 31, 2012	748,330	13.11	748,330	20,189
September 1, 2012 - September 30, 2012	751,670	13.26	751,670	10,219
	1,500,000	13.19	1,500,000	10,219

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

On October 30, 2012, our Board of Directors (the “Board”) approved an amendment to Article II, Section 2.6(c) of our Second Amended and Restated Bylaws to change the voting standard for the election of directors from a plurality to a majority of votes cast in uncontested elections.  A majority of the votes cast means that the number of votes cast “for” a director must exceed the number of votes cast “against” that director.  In contested elections the voting standard will continue to be a plurality of votes cast.  A contested election is defined as an election in which our Secretary receives a notice that a stockholder has nominated a person for election to the Board in compliance with the advance notice requirements for stockholder nominees for director set forth in Article II, Section 2.1 of the Bylaws and such nomination has not been withdrawn by that stockholder on or before the tenth business day before we first mail notice of the meeting to our stockholders.  In addition, the Board adopted a new policy under which, in uncontested elections, each incumbent director nominee must submit a resignation to our Board prior to the election that will become effective if and only if such director nominee does not receive the required votes for reelection.  The Nominating and Corporate Governance Committee of the Board will recommend whether it should accept or reject any tendered resignation from a director nominee who fails to receive the required votes, and the Board will act upon the committee’s recommendation within 90 days after certification of the election results.  Any director whose resignation becomes effective pursuant to this policy shall not participate in the Nominating and Corporate Governance Committee recommendation or Board action regarding whether to accept the resignation.  We will publicly disclose the Board’s decision regarding the resignation and the rationale behind the decision in a Current Report on Form 8-K filed with the SEC.  The foregoing description of the Amendment to our Second Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the Amendment, which is attached as Exhibit 3.3 to this Report and incorporated by reference herein.

ITEM 6: EXHIBITS

Exhibit	Exhibit title
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated Bylaws of the Company (1)
3.3	Amendment to Amended and Restated Bylaws of the Company*
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (2)
3.5	Certificate of Elimination of Series A Junior Participating Preferred Stock of the Company (3)
4.1	Specimen Stock Certificate (1)
4.2	Rights Agreement dated as of December 23, 2011 between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (the “Rights Agreement”) (2)
4.3	Amendment No. 1 to Rights Agreement (4)
4.4	Amendment No. 2 to Rights Agreement (5)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A (Registration No. 333-137272), previously filed with the SEC.
(2)	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A, previously filed with the SEC on December 23, 2011.
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, previously filed with the SEC on July 10, 2012.
(4)	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A/A, previously filed with the SEC on May 25, 2012.
(5)	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A/A, previously filed with the SEC on July 10, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBAGI MEDICAL PRODUCTS, INC.

Date: November 1, 2012	By:	/s/Albert F. Hummel
Albert F. Hummel
Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2012	By:	/s/Preston S. Romm
Preston S. Romm
Chief Financial Officer
(Principal Financial Officer)

4