Form 10-K
Obagi Medical Products, Inc.
filed 2013-03-15
CIK 1375247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $285.7 million  (based on the closing sales price of the registrant’s common stock on that date).  Shares of the registrant’s common stock held by each officer, director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not a determination for other purposes.  As of March 6, 2013, there were 17,434,138 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the registrant’s 2013 Annual Meeting of Stockholders.

OBAGI MEDICAL PRODUCTS, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS
OBAGI MEDICAL PRODUCTS, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

		Page
	PART I
Item 1.	Business	2
Item 1A.	Risk Factors	26
Item 1B.	Unresolved SEC Commen44ts	44
Item 2.	Properties	44
Item 3.	Legal Proceedings	41
Item 4.	Mine Safety Disclosures	45

	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	46
Item 6.	Selected Financial Data	49
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	68
Item 8.	Financial Statements and Supplementary Data	68
Item 9.	Changes in Disagreements with Accountants on Accounting and Financial Disclosure	68
Item 9A.	Controls and Procedures	68
Item 9B.	Other Information	69

	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	71
Item 11.	Executive Compensation	71
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	71
Item 13.	Certain Relationships and Related Transactions, and Director Independence	71
Item 14.	Principal Accountant Fees and Services	71

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	728

Obagi®, Blue Peel®, Blue Peel RADIANCE® Condition & Enhance®, ELASTIderm®, ELASTILash®, Nu-Derm®, Obagi-C®, Obagi CLENZIderm®, Rosaclear®, SoluCLENZ®, Obagi Hydrate and Penetrating Therapeutics™ are among the trademarks of Obagi Medical Products, Inc. and/or its affiliates in the United States and certain other countries.  Botox® is a registered trademark of Allergan, Inc.  Refissa® is a trademark of Spear Pharmaceuticals Inc.  ReGenica® is a trademark of Histogen, Inc., exclusively licensed to Suneva Medical, Inc.  Any other trademarks or trade names mentioned are the property of their respective owners.

© 2013 Obagi Medical Products, Inc.  All rights reserved.

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

Overview

We are a specialty pharmaceutical company that develops, markets and sells, and are a leading provider of, proprietary topical aesthetic and therapeutic prescription-strength skin care systems and related products in the physician-dispensed market.  Obagi systems and products are designed to prevent or improve the most common and visible skin disorders in adult skin, including premature aging, photodamage, hyperpigmentation (irregular or patchy discoloration of the skin), acne, sun damage, facial redness, and soft tissue deficits, such as fine lines and wrinkles.  Our products have been developed to enhance the underlying health of patients’ skin, and clinical studies have demonstrated that the use of our systems results in skin that looks and acts younger and healthier.

We sell our products through a direct sales force in the United States and internationally through distribution partners in approximately 46 countries across North America, Central America, Europe, the Middle East and Asia.  Our domestic sales force and foreign distributors predominantly sell our products directly to dermatologists, plastic surgeons and other physicians who are focused on aesthetic and therapeutic skin care.  These physicians then dispense our products in-office, directly to their patients.  We believe that we are the market leader in this growing physician-dispensed skin care channel, according to a 2012 study by Kline & Co., an independent market research firm.  Our net sales have grown from approximately $35.6 million in 2001 to $120.7 million for the year ended December 31, 2012.

Over the years, we have developed numerous skin care products and systems for the enhancement of skin health.  Using our Penetrating Therapeutics technologies, our products are designed to improve the penetration of prescription, over-the-counter (“OTC”) and cosmetic agents across the skin barrier to address the most common and visible skin conditions in adult skin.  Our product portfolio, which includes cosmetic, OTC and prescription products, including 4% hydroquinone, is sold and promoted through physician offices and requires education by a physician on proper use.

Our leading product line, launched in 1988, is the Obagi Nu-Derm System.  We believe the Nu-Derm System is the leading clinically-proven, prescription-based topical skin health system on the market that has been shown to enhance the skin’s overall health by correcting photodamage using drugs that, by definition, work at the cellular level.  This results in a reduction of the visible signs of aging.  In addition, we offer several other skin care systems and related products, including: (i) the Obagi-C Rx System, introduced in 2004, a prescription-strength system that reduces the early effects of sun damage and evens skin tone through the use of a Vitamin C serum combined with 4% hydroquinone; (ii) our Professional-C series of products, introduced in 2005, which consist of high potency antioxidant Vitamin C serums that help minimize the appearance of the effects of ultraviolet radiation and other environmental influences; (iii) the Condition & Enhance System, launched in 2006, which was developed to enhance the results of physician-delivered surgical and non-surgical cosmetic procedures, such as Botox, injectable fillers, chemical peels, microdermabrasion and laser resurfacing treatments; (iv) the ELASTIderm family of products, first introduced in 2006, which includes treatments developed to restore skin elasticity and collagen production, and reduce fine lines and wrinkles, around the eyes and décolletage; (v) our CLENZIderm M.D. Acne Therapeutic Systems, introduced in 2007, featuring a solubilized formulation of benzoyl peroxide (“BPO”) to treat and prevent acne at its root; (vi) the Rosaclear System, launched in 2009, which is a complete prescription-based system developed specifically for the treatment and prevention of the signs and symptoms of facial redness; (vii) ELASTILash Eyelash Solution, a member of the ELASTIderm family launched in 2010, designed to help achieve the appearance of thicker, fuller-looking eyelashes; (viii) Blue Peel RADIANCE, launched in 2011, a gentle salicylic acid-based peel that utilizes a unique blend of acids and other soothing ingredients for a potent combination that exfoliates, evens out skin tone and improves overall complexion, with little-to-no downtime; (ix) ELASTIderm Complete Complex Eye Serum, launched in January 2012, that utilizes an innovative rollerball technology for application; and (x) Obagi Hydrate, a moisturizer launched in October 2012, that features the innovative ingredient Hydromanil and several moisturizing agents for long-lasting hydration.  We also offer: (i) tretinoin, a generic equivalent to Retin-A that is among the most widely used acne treatments, as well as Refissa, a 0.05% strength tretinoin, approved by the United States Food and Drug Administration (“FDA”), with an emollient base that has a broad indication for treatment of fine facial lines, hyperpigmentation and tactile roughness; (ii) metronidazole topical gel, a generic equivalent to Metrogel, for use in conjunction with our Rosaclear System; (iii) ReGenica Facial Rejuvenation Complex, containing a multipotent CCM complex composed of active growth factors and proteins to accelerate visible improvement in skin appearance post facial laser procedures; and (iv) Obagi Blue Peel Essential Kit, which has been cited by Kline & Co. as one of the most well-known brands for use in physician-strength facial peel procedures.

We also advance our development objectives through product and license agreements with third parties.  These agreements may include patent and technology licenses, product licenses and new product collaboration agreements.  We compete in the Japanese retail skin care markets through strategic licensing agreements with a Japanese pharmaceutical manufacturer and distributor that sells a series of OTC products under the Obagi brand name in the Japanese drug and variety store channels.  In addition, until December 31, 2011 we had other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand through the aesthetic spa channel.  Our net licensing revenue from skin health systems and products in Japan was approximately $4.5 million for the year ended December 31, 2012.

The Skin Care Market

According to the American Society of Plastic Surgeons, there were 14.6 million cosmetic procedures performed in the United States in 2012, representing a 5% increase over 2011 and a 98% increase over 2000.  We believe this reflects a growing desire and acceptance among the population to seek assistance from physicians to improve their appearance, including the appearance of their skin.  A key driver of this trend is the aging of the “baby boomer” segment of the U.S. population.  In addition, life expectancy in the United States has extended in recent years, leading to a further increase in the average age of the country’s population.  Because healthcare needs, including the treatment of skin disorders, tend to increase with age, we expect the demand for skin care products to continue to increase over time.  In particular, women tend to demonstrate a higher motivation than men to improve their personal appearances.  The number of women between the ages of 35 and 65, the primary users of our products, was estimated by the U.S. Census Bureau to have grown 44.7% between 1990 and 2010.  With this segment’s strong desire to reduce the signs of premature aging, we expect the aging female population to continue to increase the market opportunity for skin care products.

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

According to Kline & Co., in 2012, there were approximately 26,200 physicians practicing dermatology and plastic surgery in the United States, of which more than 12,100 dispensed skin care products directly to their patients.  Based on our experience with physicians who have opened accounts with us, we believe a growing number of general practice, family practice, internal medicine, dental and obstetrics and gynecology (“OBGYN”) physicians are also dedicating resources in their practices to skin care.  We believe that these physicians are responding to the rapid increase in consumer demand for non-invasive skin care treatments.

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

Our Obagi Systems and Related Products

We believe the effects of aging and skin disorders are best addressed at a deeper level, where the skin’s natural cell regeneration processes occur, rather than at the surface of the skin.  Thus, a number of our systems and related products have been designed to improve the overall health of the skin by improving cellular processes such as collagen and elastin production, keratinocyte clearing, and melanocyte regulation, using drugs that, by definition, work at the cellular level.  We have developed comprehensive skin care systems and products that incorporate a range of individual prescription and non-prescription therapeutic agents, as well as cosmetic ingredients.  The individual components of each system and related products have been specifically formulated to complement one another, enhancing the effectiveness of a particular system as a whole and allowing the physician to tailor the treatment program to the specific needs of the patient.  The design of our systems and products is generally proprietary to us, and we are the sole licensee of both provisional and issued U.S. patents and have patent applications pending for the composition of many of these products.

System and related products	Segment/product category	Description	Applications	Launch date
Obagi Nu-Derm System	Physician-dispensed/ Nu-Derm	Comprehensive system of six products including prescription and OTC drugs	Fine lines, wrinkles, acne, photo damage, hyperpigmentation, melasma, laxity, skin sallowness	1988
Obagi Condition & Enhance Systems	Physician-dispensed/ Nu-Derm	Line extension of Nu-Derm designed for use before and after surgical and non-surgical cosmetic procedures; prescription-based	Enhances patient outcomes and patient satisfaction	2006
Obagi-C Rx System	Physician-dispensed/ Vitamin C	Highly stable Vitamin C serum with 4% hydroquinone system; prescription-based	Fine lines, wrinkles, hyperpigmentation, skin sallowness	2004
Professional-C	Physician-dispensed/ Vitamin C	Highly stable Vitamin C serums; non-prescription	Antioxidant protection, fine lines, wrinkles, hyperpigmentation	2005
ELASTIderm Eye and Décolletage	Physician-dispensed/ Elasticity	System of skin health products built around a novel formulation of a bi-mineral complex; prescription and non-prescription based	Increase elasticity and skin tone of eyes, face, neckline and chest	2006/2008/ 2012
ELASTILash Eyelash Solution	Physician-dispensed/ Elasticity	Eyelash enhancing solution; non-prescription	Enhance the appearance of thickness and fullness of eyelashes	2010
CLENZIderm M.D. Systems	Physician-dispensed/ Therapeutic	Systems for acne treatment built around a novel formulation of BPO; non-prescription	Acne	2007
Obagi Rosaclear System	Physician-dispensed/ Therapeutic	System for rosacea treatment that reduces redness and flushing, along with treating papules and pustules; prescription based	Rosacea	2009
Tretinoin	Physician-dispensed/ Other	Generic equivalent of Retin-A available in the United States; requires prescription	Acne	2002
Refissa	Physician-dispensed/ Other	Branded Retin-A available in the United States; requires prescription	Fine facial lines, hyperpigmentation and tactile roughness	2009
Metronidazole	Physician-dispensed/ Other	Generic equivalent of Metrogel; requires prescription	Rosacea	2009
Obagi Blue Peel Essential Kit	Physician-dispensed/ Other	Topical system to aid in the application of TCA (trichloroacetic acid) chemical peels	Fine lines, wrinkles, hyperpigmentation	1988
Blue Peel RADIANCE	Physician-dispensed/ Other	Salicylic acid-based superficial chemical peel	Fine facial lines, hyperpigmentation and tactile roughness	2011
Obagi Hydrate	Physician-dispensed/ Nu-Derm	Moisturizer containing Hydromanil and several other moisturizing agents	Moisturizer	2012
ReGenica Facial Rejuvenation Complex	Physician-dispensed/ Other	Complex containing active growth factors and proteins to improve appearance and moisturization after laser procedures	Post-procedure dryness, redness and flaking	2013

We further differentiate our skin care systems and related products by supporting their safety and efficacy with randomized controlled and comparative clinical studies conducted by leading market experts.  We believe that these clinical studies provide added scientific credibility to our products in the physician-dispensed market.  We have initiated 148 clinical studies since 2003, involving patients in the areas of acne, aesthetics and elasticity to analyze the efficacy, side effects and tolerability of our systems and products, as well as to compare them to other commonly used regimens.  We currently intend to launch approximately 43 additional clinical studies in 2013 to assess other therapeutic indications for new and existing products.

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

The Obagi Nu-Derm System consists of a combination of six prescription, OTC therapeutic agents and adjunctive cosmetic skin care products to treat visible skin conditions such as photodamage and hyperpigmentation resulting from extrinsic damage and intrinsic changes to the skin.  The Nu-Derm cosmetic skin care products include cleansers, exfoliating creams and a moisturizer.  Two products in the Nu-Derm System contain hydroquinone, in a 4% prescription concentration, which acts as a bleaching agent that is designed to correct skin pigmentation problems by normalizing the production of new melanin in the epidermis.  Physicians may also prescribe the drug tretinoin, in various concentrations, or Obagi Nu-Derm Sunfader, which also contains 4% hydroquinone, as a complement to the system, depending on the physician’s judgment of patient need.  We believe that the use of these prescription therapeutic agents, the ability of such agents to penetrate the skin’s surface and the order of application distinguishes our Nu-Derm System from other commonly prescribed regimens.  While we have designed the Nu-Derm System to include products that patients can use in a systematic treatment regimen, we also make the component products available for individual sale.  We believe that physicians who dispense the Obagi Nu-Derm System generally encourage their patients to use the component products together in a systematic treatment regimen.  However, we also believe that some patients elect to use the products that make up the system individually.  Products that are used individually at times include the sunscreen products, Obagi Hydrate moisturizer and Obagi Nu-Derm Clear, which physicians may dispense on occasion to address localized pigmentation problems.  Side effects from use of the products may include redness, mild to moderate irritation and/or excessive flaking or sloughing of the outer layers of the treated skin.  Side effects generally resolve after the first 10 days of use, or in cases with certain individuals with sensitive skin, in a few days upon discontinuance of use.

The Obagi Nu-Derm System, including the Obagi Condition & Enhance System (described below), accounted for approximately 52% and 53% of our consolidated net sales for the years ended December 31, 2012 and 2011, respectively.  Although the volume of sales for each individual product within the system varies, we believe the majority of our sales of each component product is due to the fact that they are sold as part of the system.

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

Like our Nu-Derm System, the Condition & Enhance System consists of a combination of six prescription and OTC therapeutic agents and adjunctive cosmetic skin care products to treat visible skin conditions such as photodamage and hyperpigmentation resulting from extrinsic damage and intrinsic changes to the skin.  Condition & Enhance cosmetic skin care products include cleansers and exfoliating creams.  Two of these products contain hydroquinone, in a 4% prescription concentration, which acts as a bleaching agent that is designed to correct skin pigmentation problems by normalizing the production of new melanin in the epidermis.  While we have designed Obagi Condition & Enhance to include products that patients can use in a systematic treatment regimen, we also make the component products available for individual sale.  We believe that physicians who dispense Obagi Condition & Enhance generally encourage their patients to use the component products together in a systematic treatment regimen.  Side effects from use of the products may include redness, mild to moderate irritation and/or excessive flaking or sloughing of the outer layers of the treated skin.  Side effects generally resolve after the first 10 days of use, or in cases with certain individuals with sensitive skin, in a few days upon discontinuance of use.

Obagi-C Rx Systems

The Obagi-C Rx Systems consist of a combination of five prescription and OTC drugs and adjunctive cosmetic skin care products to treat skin conditions resulting from sun damage and the oxidative damage of free radicals.  The central ingredients in the systems are hydroquinone, in a 4% concentration, and Vitamin C.  This combination distinguishes Obagi-C Rx from other Vitamin C based products available in the physician office, and Obagi-C Rx products have been shown in clinical studies to penetrate all levels of skin better than the leading Vitamin C competitor.  We are the sole licensee of certain patents of Avon Products, Inc. (“Avon”) relating to these products.  Two products in each of the Obagi-C Rx Systems contain hydroquinone, in a 4% concentration, which is designed to correct skin pigmentation problems by normalizing the production of new melanin in the epidermis.  The Obagi-C Rx Systems include cosmetic skin care cleansers and exfoliating lotions, as well as a sunscreen lotion.  When combined in a system, we believe hydroquinone, Vitamin C and a sunscreen provide correction of, and protection against, premature skin aging.  As with the Obagi Nu-Derm System, the products that make up the Obagi-C Rx Systems are generally used together in a coordinated regimen by the majority of patients.  Side effects from use of these products may include redness and/or mild to moderate irritation of the treated skin.  Side effects generally resolve after the first 10 days of use, or in cases with certain individuals with sensitive skin, in a few days upon discontinuance of use.

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

ELASTIderm

As skin ages, it loses its elasticity and begins to sag, particularly around the eyes, on the neck and on the hands.  Our ELASTIderm product line includes products for the treatment of skin laxity featuring a proprietary bi-mineral complex that may help improve elasticity of the skin and skin tone.  Based on the results of our clinical studies, which showed significant improvements in measured collagen and elastin in under eye skin treated over an eight-week period, we launched an eye cream product under the Obagi ELASTIderm brand name in October 2006.  In February 2007, we launched an eye gel, which is the second product under the Obagi ELASTIderm brand, and in January 2012 we launched an eye serum product that utilizes an innovative roller ball technology for application.

In February 2008, we launched ELASTIderm Décolletage, a system to treat skin conditions resulting from sun damage and improve the elasticity and skin tone for the neck and chest area.  Side effects from use of these products may include redness and/or mild to moderate irritation of the treated skin.  Side effects generally resolve after the first 10 days of use, or in cases with certain individuals with sensitive skin, in a few days upon discontinuance of use.

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

ReGenica Facial Rejuvenation Complex

        In January 2013, we began offering ReGenica Facial Rejuvenation Complex, targeted for use after facial laser procedures.  The typical recovery time following a laser procedure is two to four weeks, with patients frequently experiencing redness, dryness, swelling and skin flaking.  ReGencia Facial Rejuvenation Complex contains a multipotent CCM complex (“CCM”), which includes active growth factors and proteins, and skin conditioning agents to relieve these post-procedure side effects.  CCM has been clinically proven to accelerate the return of healthy appearing skin after laser treatment compared to a vehicle control in two separate studies published in peer-reviewed journals.  This product is classified as a cosmetic and side effects are not generally associated with its use.

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

We seek to demonstrate through clinical studies the improved efficacy of various topical agents when used as part of our systems.  We are conducting and plan to initiate numerous clinical studies to demonstrate the advantages of our products in blinded, randomized controlled studies as well as direct comparative studies that will provide both clinically and statistically significant results.  We will work with leading researchers and clinicians in their respective fields of applications and markets.  We intend to use these results in marketing our products.

e-Commerce Platform

We are in the process of developing and testing a web-based marketing and fulfillment operation.  We have designed this e-Commerce platform to enable patients to order Obagi products from their physicians’ virtual storefronts on our newly created website, www.buyobagi.com, and we will assist physicians by hosting and maintaining their virtual storefronts and fulfilling their patients’ orders.  In addition, consumers who do not have a physician participating in this program and who wish to purchase cosmetic or OTC Obagi products only will be able to can order them online directly from us.  We intend to initially launch the e-Commerce platform with a select group of physicians in a limited number of states and will not offer products directly to consumers during this initial launch stage.  Following such beta launch, we will eventually roll out the platform nationwide, other than in those states that have regulations limiting or prohibiting these activities, and will sell OTC and cosmetic products online directly to consumers.  We believe a robust e-Commerce platform will help build and strengthen the relationship between our physician customers and their patients by giving patients an efficient and easy way to order Obagi products from their physicians.

To broaden our internet presence, in addition to developing our e-Commerce platform, we have also entered into a Supply and Distribution Agreement (the “Distribution Agreement”) with Bella Brands, LLC (“Bella”), under which Bella is an authorized distributor of Obagi products solely through its www.bellarx.com website.  Bella’s website will be dedicated to the sale of Obagi products directly to consumers and in assisting consumers who do not yet have a prescription for Obagi products in obtaining such a prescription.

Having an e-Commerce platform, we believe, will enable us to capitalize on the interest in our products by directing consumers to one place to learn about and purchase our products, capture a portion of this new business for our physician customers and serve a larger population of potential patients.  However, we cannot assure you that our e-Commerce platform will actually expand our base of end-users or result in the growth of our business.  Moreover, we have already invested and continue to, invest significant capital and other resources in the creation and maintenance of this e-Commerce platform.  These activities may divert the attention of our management and other key employees from the operation of our core business, which could materially and adversely impact our business and results of operations in 2013.

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

Based on a 2012 study by Kline & Co., we are the leading skin health company in the physician-dispensed channel, with an estimated 27.7% market share, nearly two times the market share of the next largest competitor.  As of December 31, 2012, we had over 6,600 active accounts in the United States.  Each account has at least one licensed physician on-site and we estimate that there are over 12,600 physicians in total practicing under these active accounts.  This includes physicians on-site at a small but growing number of medical spas.

The U.S. market accounted for 82% and 83% of our net sales for the years ended December 31, 2012 and 2011, respectively.  As of December 31, 2012, we had 139 sales, marketing and education specialists, including 105 dedicated sales representatives and managers.  We believe that we have sufficient sales representation to enable us to effectively target the plastic surgeons, dermatologists and aesthetic skin care physicians who dispense skin care products in the United States.  In addition to effective systems, we also offer turn-key practice building programs and patient events that help these physicians grow their practices.  These resources help physicians improve their recurring patient visits and revenue streams.

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

International

International markets accounted for 18% and 17% of our net sales for the years ended December 31, 2012 and 2011, respectively.  We address international markets through 19 international distribution partners that have sales and marketing activities in approximately 46 countries outside of the United States, and a trademark and know-how license agreements and a license distribution agreement for the retail drug store channel in Japan.  We target distribution partners who are capable and willing to mirror our sales and distribution model in the United States and who have an established business and reputation with physicians.  The products that we sell internationally are generally the same formulations as those sold in the United States; however, in some instances, formulations have been modified to comply with the regulatory requirements of certain countries.

These distributors use a model similar to our business model in the United States, addressing their territories through direct sales representatives who sell to physicians, or through alternative distribution channels, depending on regulatory requirements and industry practices.  The sale of skin health and restoration products through physician offices is not as widely established internationally as it is in the United States.  Some of our more successful international distribution partners include our partners in Europe, Southeast Asia, the Middle East and North America (excluding the United States).  In many of these territories, our partners utilize Obagi-branded medical centers to employ trained physicians for patient sales, as well as a training center to provide product and sales training to regional physicians and their staff.  In addition, some of our distribution partners, such as our distributors in Mexico and Canada, leverage their existing complementary product offerings to gain rapid account penetration for Obagi Systems in their territories.  International sales are diversified, and our largest individual medical channel distribution partner purchased approximately $2.6 million of products from us during the year ended December 31, 2012.

We intend to continue expanding our international presence by entering into strategic relationships in key locations such as Asia and Europe.  We believe that there is potential for significant sales growth of our products in international markets due to cultural emphasis on overall skin health and appearance, and the continued development and acceptance of surgical and non-surgical cosmetic procedures throughout many countries of the world.  In 2013, we intend to continue to invest in efforts to assess international market opportunities and to review and optimize our current international markets.

Licensing

In areas where the physician-dispensed skin care channel is underdeveloped, we look for alternative models to build a presence and brand awareness for our products.  For example, in Japan we have pursued two separate distribution channels for our brand and product concepts.  In 2002, we launched our first formal long-term relationship in Japan by entering into a Trademark and Know-How License Agreement with Rohto Pharmaceutical Co., Ltd. (“Rohto”) to market and sell our Obagi-developed products in Japan.  Rohto is a Japanese pharmaceutical manufacturer and distributor.  Under our current agreement, Rohto is licensed to manufacture and sell a series of OTC products developed by it under the Obagi brand name in the Japanese drug store channel, for which it pays us a license fee. In 2008, we expanded that relationship to provide for collaboration on the development of new products and to pursue the higher end department store channel in Japan.  In addition, at the end of 2008 we entered into a License Distribution Agreement with Rohto for sales of products using our bi-mineral complex technology, for which we receive royalty payments on net sales.  Our strategic partner in Japan has engaged in aggressive direct-to-consumer advertising, which we believe has raised consumer demand in Japan, creating greater brand awareness in the physician channel to the benefit of our core prescription lines.  During the year ended December 31, 2012, our licensing partner in Japan generated approximately $4.5 million in license fees and royalties.

We will continue to look for credible partners to address new geographies, and to evaluate alternative channel opportunities in Japan and other countries to drive brand awareness and accelerate overall market penetration.

Concentration of Market Risk

Prior to 2012, sales to any single customer had not amounted to 10% or more of our consolidated net sales.  However, for the year ended December 31, 2012 we had two affiliated customers, Dr. Dinh Hoai and Dr. Lieu Nguyen, which together accounted for 11% of our consolidated net sales during the year ended December 31, 2012.  The loss of these customers could materially and adversely affect our business, financial condition and results of operations.

Manufacturing

We believe our manufacturing processes provide us with a competitive advantage, which we have developed through years of experience formulating skin care products.  We maintain manufacturing scalability and flexibility by maintaining manufacturing with several qualified independent third-party contract manufacturers. Our main contract manufacturers during 2012 included Arizona Natural Resources, Inc., GS Cosmeceutical USA, Inc., Bay Cities Container Corporation, Denison Pharmaceuticals Inc., Ei, Inc., PureTek Corporation and Swiss-American Products Inc., and we continue to explore and establish relationships with additional third-party manufacturers.  For all of our proprietary product concepts, we believe we own the related manufacturing processes, methods and formulations.

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

In addition, while physicians can and in many cases do write a prescription to be filled by a pharmacy for tretinoin for use in conjunction with our Obagi Nu-Derm and Condition & Enhance Systems or for metronidazole for use in conjunction with our Rosaclear System, we also purchase such products directly from third parties in order to provide physicians the option of dispensing these products directly from the office along with Obagi products.  These products are currently purchased under exclusive product supply agreements with two manufacturers of tretinoin that both expire in 2014, and under a product supply agreement with one manufacturer of metronidazole that terminated in 2012.  We currently have a sufficient inventory of metronidazole to meet our needs for at least the next 12 months as we explore arrangements with other manufacturers.  While there are several other manufacturers of generic tretinoin and metronidazole, the termination of those agreements or any loss of services under those agreements could be difficult for us to replace.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights.  Our policy is to seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business.  In connection with developing new products and product applications, we have filed, or have obtained an exclusive license to, 31 U.S. provisional and non-provisional patent applications since 2004.  We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

We have pursued an aggressive trademark registration policy as a means to achieve brand recognition and product differentiation in the market.  We own various U.S. and foreign trademark registrations and applications and common law marks.

We have licensed certain patent applications owned by JR Chem LLC (“JR”) covering our ELASTIderm, CLENZIderm and Rosaclear Systems (the “JR Patents”).  We have also relied on services provided by JR in the development of new products to address acne, skin elasticity and facial redness, under a five-year contract.  Although that consulting portion of the contract expired in September 2010, we believe the license and royalty obligations of the parties under the contract survived termination.  See “Certain Material Agreements – Jose Ramirez and JR” below.  In addition, we have licensed the rights to four patents owned by Avon, one of which expired in 2008 while the remaining three expire between 2013 and 2018, covering methods and formulations for stabilizing Vitamin C in a serum for facial skin benefits, which is in our Obagi-C Rx C-Clarifying serum, Professional-C 5% serum and Professional-C 10% serum.  We entered into the license agreement with Avon in June 2003, for an initial three-year term, which is renewed year to year thereafter, at our option, through the life of the last patent to expire.  The last patent will expire in September 2018.

We have also acquired rights to market, distribute, sell and, in some cases, make products pursuant to license agreements with other third parties.  Such agreements contain provisions that require us to meet certain specified requirements, such as quantity purchase and payment obligations, in order to maintain the rights granted under the agreements.

Certain Material Agreements

Obagi Agreements

Avon.  Under a license agreement with Avon, dated June 26, 2003, we have an exclusive worldwide license to manufacture and sell skin care products containing an ascorbic acid component directly to physicians and medical spas.  Under the terms of the agreement, we also have a non-exclusive license to manufacture and sell such products directly to drug stores outside of the United States.  We paid Avon a non-refundable license issue fee.  Additionally, we pay a non-refundable annual renewal fee.  The original term of the agreement expired in 2006 and we have continued to annually renew the agreement each year since that time.  Our annual option to renew the agreement survives until the last of the licensed patents expires on September 10, 2018.  Each party, at its option, may terminate the agreement upon prior written notice in the case of default in the performance of any obligation under the agreement by the other party and failure to take action to cure such a default within a specified period.  If we become bankrupt or insolvent, or file a petition for bankruptcy, or if our business is placed in the hands of a receiver, assignee or trustee from which we cannot extract ourselves within 120 days, or if we are liquidated or substantially all of our assets or shares are sold, exchanged or transferred, or in the event of a merger or consolidation to which we are a party and to which Avon reasonably objects, the agreement shall immediately terminate without notice.

DDN.  On July 1, 2009, we entered into a services agreement with DDN/Obergfel LLC (“DDN”) under which DDN has agreed to serve as our exclusive third-party logistics provider for Obagi products sold or distributed in states east of the Mississippi in the United States.  Under the agreement, DDN has agreed to receive, warehouse and ship on our behalf any Obagi products sold in such territories and to provide standard order fulfillment and other shipping information related to those products.  In return, we have agreed to pay DDN specified warehousing and distribution fees and, if we do not meet certain minimum billing requirements, an additional management fee.  We have also agreed to pay specified additional fees for certain order adjustments, processing and handling of returned goods, access to DDN’s information systems and account management services.  The agreement had an initial term of 36 months.  Upon expiration of the initial term, the agreement automatically renewed for a 12 month term and will automatically renew for successive 12-month terms unless written notice is provided by either party a specified period of time before the end of the current term.  Each party has the right to terminate the agreement upon prior written notice in the case of a breach of the agreement by the other party and failure to cure such a breach within a specified period.  In addition, we may terminate the agreement at any time upon prior written notice to DDN and payment of an early termination fee.  In the event that DDN raises its fee rates more than a certain amount, then we may terminate the agreement without payment of any early termination fee upon written notice to DDN provided within a specified period after receiving notice of the fee rate adjustment.

Jose Ramirez and JR.  Pursuant to a consultant services and confidentiality agreement with Jose Ramirez and JR (the “JR Agreement”), we hired JR to perform research and development activities including product formulation, product development and regulatory work, as detailed in various statements of work.  We agreed to pay JR a minimum annual fee of $0.1 million per year for five years, commencing on January 1, 2005, plus reasonable and customary expenses incurred at our request, in connection with the provision of such services.  We paid consulting fees and expenses totaling $0.9 million under the agreement for the year ended December 31, 2010.

We had a right of first refusal for the exclusive license of any and all of JR’s inventions that he introduced to us related to skin healthcare that were developed or reduced to practice by JR during the term of the agreement, subject to certain exceptions.  In the event that we exercised this right and obtained such an exclusive license, we agreed to pay a tiered royalty to JR.  We are entitled, however, to credit against such royalty payments a portion of the expenses we have incurred to develop and commercialize any product subject to the exclusive license.  We paid JR an aggregate of approximately $0.4 million in royalty fees under the agreement for each of the years ended December 31, 2012, 2011 and 2010.  To the extent that we sublicense any of our rights under an exclusive license in exchange for only a license fee, we have agreed to pay JR a portion of any such license fee that we receive, subject to an annual cap and to our ability to credit against any amounts due to JR a portion of the research and development expenses we incurred in connection with the sublicense.  Any such sublicense would be subject to JR’s prior approval, which approval may not be unreasonably withheld.  We have negotiated a separate royalty arrangement for sales of our bi-mineral complex with Rohto.  Pursuant to our arrangement with Rohto, in December 2008, we amended the JR Agreement to modify the royalty rates paid to JR based on Rohto’s sales of products containing the bi-mineral technology.

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

Rohto.  On September 13, 2002, we entered into a strategic licensing agreement with Rohto, a Japanese pharmaceutical manufacturer and distributor.  Under the agreement, Rohto is licensed to manufacture and sell a series of OTC products developed by it under the Obagi brand name, as well as Obagi-C products, in the Japanese drug and variety store channels and we receive a royalty based upon sales of Obagi branded products in Japan by Rohto.

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

       Precision Dermatology.  Under a product supply agreement with Precision Dermatology, Inc. (which acquired the assets of Triax Pharmaceuticals, LLC in April 2012) (“PDI”), originally entered into on December 8, 2005 and subsequently amended and restated on August 24, 2009, we have exclusive rights to sell certain tretinoin products in

0.1%, 0.05% and 0.025% concentrations and, at our request, any other concentrations for which PDI receives abbreviated new drug application (“ANDA”) approvals from the FDA, in the physician-dispensed skin care channel in the United States (including all territories of the United States).  In addition, we have rights to sell such products on a non-exclusive basis outside of the United States.  If we do not purchase a minimum number of units of products each year in any combination of concentrations, we will lose our exclusive selling rights in the United States.  During the years ended December 31, 2012 and 2011, we met the minimum purchase requirements.  Under the terms of the agreement, we are required to pay PDI a fixed price for the products, subject to volume discounts we may receive if we purchase a certain volume of products and those products are sold to our customers within a specified period of time.  These volume discounts are based on calendar year performance and applied to cumulative quarterly purchases.  The initial term of the amended and restated agreement is five years, with an automatic renewal for a successive five-year term unless written notice is provided by either party at least 12 months before the end of the current term.  Each party has the right to terminate the agreement upon prior written notice in the case of material breach and failure to take action to cure such a breach within a specified period.  Each party also has the option to terminate the agreement by written notice if the other party ceases to carry on its business or becomes the subject of any proceeding under state or federal law for the relief of debtors or otherwise becomes insolvent, bankrupt or makes an assignment for the benefit of creditors, or upon the appointment of a receiver for the other party or the reorganization of the other party for the benefit of creditors.

OPO Agreements

e-Commerce.  In March 2012, OPO, Inc., our wholly-owned subsidiary established in January 2012 (which is a stand-alone entity that will conduct our online sales and fulfillment operations) (“OPO”), entered into a Software License, Development and Services Agreement (the “Software Agreement”) with Koogly, LLC (“Koogly”).  Under the Software Agreement, Koogly will develop, install, maintain and host software for OPO that will enable end users to acquire our products through the www.buyobagi.com website, or order Obagi products online from their physicians’ virtual storefronts on the website, including prescription-based products, allow us to track and manage online orders and provide warehouse management functionality.  OPO agreed to pay Koogly a one-time license fee of $1.4 million.  In addition, OPO has agreed to pay Koogly a royalty in an amount that is less than one percent of net sales of Obagi products that are sold through the Obagi website during the term of the Software Agreement.  The term of the Software Agreement is seven years.  Thereafter, the Software Agreement may be renewed upon mutual agreement of Koogly and OPO.  Either party has the right to terminate the Software Agreement upon prior written notice in the case of a breach of the agreement by the other party and failure to cure such breach within a specified period.  In addition, OPO may terminate the Software Agreement if Koogly has not delivered the software within 12 months or, if once delivered and used in a commercial environment, the software is unavailable for five consecutive days. In March 2013, we entered into an amendment of the Software Agreement with Koogly under which Koogly has agreed to provide OPO with additional programming services for a period of six months for a $175,000 fee.  OPO may choose to extend these services for an extra six month period for an additional $175,000 fee.  In addition, Koogly has agreed to provide certain debugging services to OPO for a fee not to exceed $50,000.

In conjunction with the execution of the Software Agreement, on March 6, 2012, OPO entered into the Distribution Agreement with Bella.  Under the Distribution Agreement, OPO has appointed Bella as an authorized distributor of Obagi products solely through its www.bellarx.com website and solely to end users in the United States.  Bella’s website will be dedicated only to the sale of Obagi products and to assisting end users who do not yet have a prescription for Obagi products in obtaining such a prescription.  The term of the Distribution Agreement is also seven years.  Thereafter, the Distribution Agreement may be renewed upon mutual agreement of Bella and OPO.  Either party has the right to terminate the Distribution Agreement upon prior written notice in the case of a breach of the agreement by the other party and failure to cure such breach within a specified period.  In addition, OPO may terminate the Distribution Agreement upon termination of the Software Agreement.

Both Koogly and Bella are affiliates of Phoenix Capital Management, LLC, which owns the website www.kwikmed.com.

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

We face and will continue to face intense competition.  A number of our competitors have substantially greater research and development and marketing capabilities, more diverse distribution channels and greater financial resources than we do.  These competitors may have developed, or could in the future develop, new technologies that compete with our products or render our products obsolete.  We are also likely to encounter increased competition as we enter new markets, attempt to further penetrate existing markets and expand into new distribution channels.  Some of our competitors have in the past and may in the future compete by lowering prices on their products.  We may respond by lowering our prices, exiting the market, expanding into other markets, or investing in the development of new, improved products.

We believe our direct competitors in the physician-dispensed skin care channel include various products from SkinCeuticals, a division of L’Oreal S.A., SkinMedica, Inc., a division of Allergan, Inc., Kinerase from Valeant Pharmaceuticals International, Vitamin C and various products from IS Clinical, Neova from PhotoMedex, Inc. and Jan Marini.

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

As we enter new distribution channels, such as the e-Commerce channel, we will face competition from large online storefronts, such as Amazon.com, auction sites, such as eBay, as well as numerous online sellers of Obagi and other skincare products, including several unauthorized resellers of our products as well as certain customers.

Government Regulation

Federal, state and local governmental authorities in the United States and other countries regulate, among other things, the testing, production, distribution, labeling, advertising, promotion and sale of prescription and OTC drugs and cosmetics.  In the United States, the FDA, acting under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and other federal statutes (including the Public Health Service Act, Administrative Procedure Act, Federal Trade

 Commission Act, Fair Packaging and Labeling Act, Lanham Act and Homeland Security Act) and agencies implementing regulations, regulate our products primarily on the basis of their intended use, as determined by the labeling claims or other representations made for the product.

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

FDA regulation of drug products

The FDCA defines drugs as products intended to cure, mitigate, treat or prevent a disease or to affect the structure or any function of the human body.  Drug products are subject to more comprehensive safety and efficacy requirements of the FDCA and its implementing regulations.  In general, products falling within the FDCA’s definition of “new drugs” require pre-marketing review and approval by the FDA.  Products falling within the FDCA’s definition of “drugs” that are not “new drugs” because they are generally recognized as “safe and effective” for the indication for which they are being marketed and have been used to a material extent and for a material time under those conditions generally do not require pre-market review and approval from the FDA.  In addition, certain other drugs that have been in existence for a specified period of time are not currently subject to FDA pre-market review and approval.  The official legal status of many of these drug products has often not been determined or finalized.  Others are marketed under the FDA's regulatory discretion. The FDA has established enforcement priorities for determining when the agency will take enforcement action against marketed unapproved drugs.  This enforcement policy is set forth in FDA Compliance Policy Guide (“CPG”) entitled “Marketed New Drugs Without Approved New Drug Applications.”  The CPG, however, does not confer any legal authority to market an unapproved drug.  The FDA has reserved the right to take enforcement action (e.g. seizure, injunction or criminal prosecution) against any marketed unapproved drug at any time.  Additionally, marketed unapproved drugs are subject to compliance with FDA regulations concerning manufacture, labeling, advertising, distribution, and recordkeeping for drug products.

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

The Drug Efficacy Study Implementation (“DESI”) was a program begun by FDA in 1962 after the amendments to the FDCA were adopted.  The DESI program was intended to classify all pre-1962 drugs that were already on the market and approved based on safety only as either effective, ineffective, or needing further study.  The DESI program evaluated over 3,000 separate products and over 16,000 therapeutic claims.  By 1984, final action had been completed on 3,443 products; of these, 2,225 were found to be effective, 1,051 were found not effective, and 167 were pending.  The DESI program remains uncompleted because the FDA turned its regulatory priorities to more pressing regulatory matters (the OTC Drug Review (the “OTC Review”) in the 1970's, the generic drug scandal in the late 1980's, the so-called drug lag in the 1990's, and the backlog in applications for generic drugs since the turn of the century with the need for increased inspections for raw material suppliers and applicants). The interactions of these mixed programs and priorities have created gray legal areas for drug products that have been marketed for decades in accordance with the FDA's CPG.

Drugs that did not have pre-1962 approvals or that were not IRS to drugs with pre-1962 approvals were not subject to DESI.  Some of these products are not formally exempt from the FDA pre-marketing “new drug” approval today, but are being marketed and sold based on an assertion of being grandfathered or generally recognized as safe and effective.  They are subject to the enforcement priorities set forth in the CPG unless the FDA determines that a NDA must be filed or otherwise concludes that such product is not a new drug.  These drugs are sometimes called “DESI II” drugs because the FDA stated its intention in the 1980’s to review these drugs under a DESI-type program once the DESI program was finished, in order to determine the drugs’ regulatory status.  The FDA did not initiate the so-called DESI II program due to competing priorities, as noted above.

FDA regulation of “new drug” products

Today, the steps required before a “new drug” may be marketed in the United States include: (i) pre-clinical laboratory and animal testing; (ii) submission to the FDA of an Investigational New Drug (“IND”), application, which must become effective before clinical trials may commence; (iii) adequate and well controlled clinical trials to establish the safety and efficacy of the drug; (iv) submission to the FDA of a NDA; and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. An ANDA is required to be submitted and approved when the drug product intended for commercialization is bioequivalent to an already approved NDA product; an ANDA application does not need to repeat the clinical trials that were required for approval of the NDA, or reference listed drug.  In addition to obtaining FDA approval for each product, each drug-manufacturing establishment must be registered with the FDA and drugs offered for sale must be listed with the FDA.  Drug product manufacturing establishments located in California also must be licensed by the State of California in compliance with separate regulatory requirements.

Pre-clinical testing is generally conducted on laboratory animals to evaluate the potential safety and the preliminary efficacy of a drug.  The results of these studies are submitted to the FDA as a part of an IND, which must become effective before clinical trials in humans can begin.  Typically, clinical evaluation involves a time consuming and costly three-phase process.  In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile, the pattern of drug distribution and metabolism.  In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease to determine preliminary efficacy, optimal dosages and expanded evidence of safety.  In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease to provide sufficient data to demonstrate the efficacy and safety required by the FDA.  The FDA closely monitors the progress of each of the three phases of clinical trials and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.

We in-license three ANDA products, tretinoin, Refissa and metronidazole, all prescription drug product offerings.  Each of our suppliers for these products holds FDA approval of ANDAs for its respective products.

FDA Enforcement Discretion for Marketed Unapproved Drug Products

Products falling within the FDCA’s definition of “drugs” that are not “new drugs” because they are generally recognized as “safe and effective” for the indication for which they are being marketed or fall within the 1938 or 1962 grandfather clauses are not required to obtain pre-market review and approval from the FDA.

We market a number of products containing 4% hydroquinone (the “HQ Products”) that we believe are not “new drug” products subject to FDA pre-market approval or may be grandfathered because they are generally regarded as safe and effective and that are marketed subject to the enforcement priorities in the CPG.  The Obagi Nu-Derm Clear, Blender and Sunfader products and the Obagi-C Rx C-Clarifying Serum, C-Night Therapy Cream and ELASTIderm Décolletage Skin Lightening Complex products contain the active ingredient hydroquinone at a 4% concentration and are marketed as prescription drugs.  We believe these HQ Products must be administered under the supervision of a physician but are not currently subject to prior FDA approval when formulated and labeled in accordance with guidelines for prescriber information under direction of a physician because we believe they do not fall within the statutory definition of a “new drug.”

Hydroquinone, as a skin bleaching agent has been subject to FDA regulation as an OTC drug in certain concentrations since the initiation of the OTC Review in the early 1970's.  The OTC Review was modeled on the DESI Review, and evaluated the safety and effectiveness of the data available for the active ingredients (drugs) in the hundreds of thousands of OTC drug products that were on the market.  Drugs that are subject to the OTC Review are and have been in a regulatory safe harbor for the uses covered by that multi-step process pending completion of the monograph applicable to the intended use under the OTC Review and the CPG.

To date, the FDA has not required an NDA or other approval for the continued marketing of hydroquinone.  In August 2006, the FDA issued a proposed rule that stated that OTC skin bleaching products containing hydroquinone and currently marketed outside the physician channel at 2% concentrations or less, were not generally recognized as safe and effective, were misbranded, and are new drugs within the meaning of the FDCA.  The FDA proposed that because of the carcinogenic and ochronosis potential of hydroquinone, its use in skin bleaching drug products should be restricted to prescription use only, and users of such products should be closely monitored under medical supervision.  The FDA also withdrew a tentative proposed monograph that concluded that hydroquinone products with concentrations of 2% or less were generally recognized as safe and effective and stated its intent to require NDA approval for continued marketing of prescription hydroquinone products at the time of publication of the final rule.  In the proposed rule, the FDA recommended that additional studies be conducted to determine if there is a risk to humans from the use of hydroquinone.  The FDA nominated hydroquinone for further study by the National Toxicology Program (the “NTP”), and in December 2009 the NTP Board of Scientific Counselors approved the nomination.  As a result, the FDA has stated that it intends to conduct the following three NTP studies will be conducted:

•	Comparative metabolism studies in rats and mice by oral and dermal routes;

•	Reproductive toxicity study in rats and mice by oral route; and

•	Dermal carcinogenicity studies of hydroquinone in mice and rats.

There are several more steps to the nomination process before the studies will commence, and the studies themselves can take two years or more to complete.  The FDA has noted that, in the interim, it believes that hydroquinone at concentrations of 2% or less should remain available as an OTC drug product.  At the conclusion of the NTP studies, if the FDA does change the status of hydroquinone products to require a NDA, and if the FDA does not allow us to continue to market our products while we attempt to comply with such new requirement as imposed, or if the FDA does not approve a NDA filed by us or a third party for hydroquinone products, then we will no longer be able to market our Obagi Nu-Derm, Obagi-C Rx and ELASTIderm Décolletage Systems containing 4% hydroquinone.  Additionally, we cannot rule out the possibility that the FDA could take enforcement action against our HQ Products prior to the completion of the NTP studies.  FDA approval of a hydroquinone product under a NDA filed by another party would make our HQ Products an “enforcement priority” under the CPG, thus increasing the risk that we will be required to exit the market.  Furthermore, if the NTP studies conclude that hydroquinone is a carcinogen, we may be required to cease sales of all our products that contain hydroquinone.  Should one of our contract manufacturers or any of its ingredient suppliers develop cGMP issues, our products could also become an enforcement priority subject to potential immediate action under the CPG.  Furthermore, the actions that were taken by the State of California and previously by the State of Texas related to our HQ Products could cause the FDA to investigate or reconsider the regulatory status of these products and should it do so, it may require us to obtain a NDA for such products and could require us to withdraw such products from the market pending such approval.  See “Risk Factors - Risks Related to Regulatory Matters,” in Part I, Item 1A of this Report.

State Regulation of Drug Products

In addition to the FDA, various states also regulate the advertisement, distribution and sale of prescription drug products.

Texas.  In November 2009, we received a letter from the Texas Department of State Health Services (the “Agency”) regarding shipping in Texas of products containing unapproved new drugs and, specifically, referencing certain retail businesses in Texas that were selling our products containing prescription drugs over the Internet.  Prior to this time, the Agency had detained products from three of our customers that sold products on the Internet based on a complaint from a third party.  In its letter, the Agency alleged that we were shipping unapproved drug articles to these establishments in violation of certain Texas statutes.  After a series of communications with the Agency, at the end of April 2011, we met with the Agency and the Texas Attorney General (the “AG”) at which time the AG stated it viewed us to be in violation of the Texas Food, Drug and Cosmetic Act and the Texas Deceptive Trade Practices Act arising from the sale in Texas of our HQ Products, which the state believed to be an unapproved new drug.

By letter dated February 29, 2012, the Agency notified the AG that it would be closing its pending investigation and enforcement action against us relating to our promotion, sales and distribution of HQ Products in Texas effective that date and withdrew its April 13, 2011 referral of the matter to the AG.  The Agency based its decision on: (i) a directive that the Agency set priorities for enforcement and allocate its resources and concentrate its efforts on cases that represent the greatest risk to public health and safety; (ii) a FDA Q&A document issued in 2010 wherein the FDA acknowledged the potential medical benefits of hydroquinone-containing products for a certain medical condition, the uncertainty of public health risks associated with the ingredient and its intent to conduct long-term studies through the NTP; and (iii) its acknowledgement of the relevance of the FDA’s CPG policy statement that the FDA has been using to guide its staff and industry concerning the FDA’s enforcement priorities for unapproved drug products.  The Agency also noted that it did not have sufficient evidence to conclude that there is an immediate risk to public health and safety from the topical use of products containing hydroquinone.  No monetary penalties or other administrative fees were levied against us as the result of the Agency’s investigation and no lawsuit was ever filed by the AG against us.  Beginning in April 2011, we voluntarily ceased selling any HQ Products into the state of Texas.  In addition, we implemented a plan that enabled our customers in Texas to return any of these products (that had not otherwise been detained) currently in their possession in exchange for a credit or refund.  Upon completion of the investigation and withdrawal of the complaint, we resumed selling our HQ Products into Texas in May 2012.

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

We have provided documents and information to the CAG pursuant to the subpoena and have had discussions with the CAG’s office in an attempt to better understand the concerns of the CAG’s investigation.  We expect to continue to have discussions with the CAG’s office and to cooperate fully with the CAG’s investigation.

Certain of our HQ Products have been continuously promoted, sold and distributed in the United States for more than 20 years.  To date, the side effects that have been reported for our HQ Products are redness, mild to moderate irritation and/or excessive flaking or sloughing of the outer layers of the treated skin.  These side effects generally resolve after the first 10 days of use, or in cases with certain individuals with sensitive skin, in a few days upon discontinuance of use.

We believe our HQ Products are not “new drug” products subject to FDA pre-market approval because they are generally recognized as safe and effective and therefore are commercialized under the FDA’s regulatory discretion pursuant to the CPG.

Additionally, we believe our HQ Products are considered DESI II products which are defined as products that are considered to be drugs that require physician prescription, have not been the subject of a New Drug Application filed with the FDA and have not been through the FDA’s Drug Efficacy Study Implementation program.  If a DESI II drug meets certain requirements, which we believe our HQ Products meet, it is our understanding that the FDA will generally defer enforcement action, provided that such drug product does not present a safety problem or trigger one of the CPG’s enforcement priorities.

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

FDA Regulation of Our Products and Product Candidates

The following table summarizes the current status of the active ingredients in, FDA pre-marketing approval (if any) required for, FDA regulatory category of, and launch date for, our material products and product candidates:

Product	Main Functioning or Active Ingredients(1)	FDA Pre-Marketing Approval Required	Product Status(2)	Date Launched
Obagi Nu-Derm Gentle Cleanser(3)	Mild Cleansers	No	Cosmetic	1988
Obagi Nu-Derm Foaming Gel(3)	Mild Cleansers	No	Cosmetic	1988
Obagi Nu-Derm Toner(3)	Hamamelis Virginiana (Witch Hazel) Distillate	No	Cosmetic	1988
Obagi Nu-Derm Clear(3)	Hydroquinone 4%	No	DESI II	1988
Obagi Nu-Derm Exfoderm(3)	Phytic Acid	No	Cosmetic	1988
Obagi Nu-Derm Exfoderm Forte(3)	Glycolic Acid, Lactic Acid	No	Cosmetic	1988
Obagi Nu-Derm Blender(3)	Hydroquinone 4%	No	DESI II	1988
Obagi Nu-Derm Sun Block SPF 32(3)	Zinc Oxide 18.5%	No	OTC	2004
Obagi Nu-Derm HSP SPF 35(3)	Octyl Methoxycinnamate 7.5%, Zinc Oxide 9.0%	No	OTC	2002
Obagi Nu-Derm Sun Shield SPF 50(3)	10.5% zinc oxide and 7.5% octinoxate	No	OTC	2011
Obagi Nu-Derm Sunfader	Hydroquinone 4% Octyl Methoxycinnamate 7.5%, Oxybenzone 5.5%	No	DESI II/OTC	1984
Obagi Nu-Derm Skin Balancing Toner	Hamamelis Virginiana (Witch Hazel) Distillate	No	Cosmetic	2009
Obagi Nu-Derm Action	Moisturizer	No	Cosmetic	1988
Obagi Nu-Derm Blend Fx	Arbutin	No	Cosmetic	2009
Obagi Nu-Derm Clear Fx	Arbutin	No	Cosmetic	2009
Obagi Nu-Derm Eye Cream	Mild Moisturizers	No	Cosmetic	1984
Obagi Nu-Derm Tolereen	Hydrocortisone 0.5%	No	OTC	1988

Obagi Hydrate	Mild Moisturizer	No	Cosmetic	2012
Obagi-C Rx C-Cleansing Gel	Mild Cleansers	No	Cosmetic	2004
Obagi-C Rx C-Exfoliating Day Lotion	Glycolic Acid	No	Cosmetic	2004
Obagi-C Rx C-Clarifying Serum	Hydroquinone 4%	No	DESI II	2004
Obagi-C Rx C-Therapy Night Cream	Hydroquinone 4%	No	DESI II	2004
Obagi-C Rx C-Sunguard SPF 30	Octyl Methoxycinnamate 7.5%, Zinc Oxide 9.0%	No	OTC	2004
Obagi-C Rx System C-Balancing Toner	Hamamelis Virginiana (Witch Hazel) Distillate	No	Cosmetic	2010
Obagi-C Rx System C-Clarifying Serum Normal to Oily skin	Hydroquinone 4%	No	DESI II	2009
Obagi-C Rx Sun Shield SPF 50	10.5% zinc oxide and 7.5% octinoxate	No	OTC	2012
Obagi Professional-C Serum	L Ascorbic Acid (Vitamin C) 5% to 20% concentrations	No	Cosmetic	2005
Obagi Tretinoin(4)	Tretinoin 0.025%, 0.05%, and 0.1%	Yes	ANDA	2006
Refissa Tretinoin	Tretinoin 0.05%	Yes	ANDA	2009

Product	Main Functioning or Active Ingredients(1)	FDA Pre-Marketing Approval Required	Product Status(2)	Date Launched
Obagi CLENZIderm M.D. Daily Care Foaming Cleanser	Salicylic Acid 2%	No	OTC	2007
Obagi CLENZIderm M.D. Pore Therapy	Salicylic Acid 2%	No	OTC	2007

Obagi CLENZIderm M.D. Therapeutic Lotion	Benzoyl Peroxide 5%	No	OTC	2007
Obagi CLENZIderm M.D. Therapeutic Moisturizer	Glyceryn 20% Dimethieme 1%	No	OTC	2007
Obagi CLENZIderm M.D. Daily Care Cream Cleanser	Mild Cleansers	No	Cosmetic	2007

Obagi ELASTIderm Eye Cream	Mineral complexes	No	Cosmetic	2006
Obagi ELASTIderm Eye Gel	Mineral complexes	No	Cosmetic	2007
Obagi ELASTIderm Complete Complex Serum	Mineral complexes	No	Cosmetic	2012
Obagi ELASTILash Eyelash Solution	Peptide	No	Cosmetic	2010
Obagi ELASTIderm Décolletage Fx Wrinkle Reducing lotion	Mineral complexes	No	Cosmetic	2009
Obagi ELASTIderm Décolletage Fx Skin Lightening Complex	Arbutin	No	Cosmetic	2009
Obagi Décolletage Chest and Neck Skin Lightening Complex	Hydroquinone 4%	No	DESI II	2008
Obagi Décolletage Chest and Neck Wrinkle Reducing Lotion	Mineral complexes	No	Cosmetic	2008
Obagi Rosaclear Metronidazole(5)	Metronidazole Topical Gel USP, 0.75%	Yes	ANDA	2009
Obagi Rosaclear Hydrating Complexion Corrector	Titanium Dioxide	No	Cosmetic	2009
Obagi Rosaclear Gentle Cleanser	Mild Cleansers	No	Cosmetic	2009
Obagi Rosaclear Skin Balancing Sun Protection SPF 30	Zinc Oxide 15.5%, Titanium Dioxide 2.0%	No	OTC	2009
Blue Peel RADIANCE	Salicylic acid	No	Cosmetic	2011
ReGenica Facial Rejuvenation Complex	Growth factors and mild moisturizers	No	Cosmetic	2013

(1)  By definition, products classified as cosmetics do not have active ingredients.  For cosmetics, the main functioning ingredient is listed.

(2)  Product Status Definitions: OTC, or over-the-counter, products are defined as products that are considered drugs by the FDA, but that do not require physician prescription or oversight in order to be used safely and effectively by a layperson.

DESI II products are products that are considered drugs that require physician prescription, that have not been the subject of a NDA and that have not been through the DESI process.  These drugs may not be “new drugs” under the FDCA or may be grandfathered due to their history and the recognition in the medical community as “generally recognized as safe and effective.”  A company that first introduced a non-preapproved drug product that was on the market prior to November 13, 1984 must ensure that its basic features are the same as that used for a product that was on the market prior to November 13, 1984.  If so, the FDA will generally defer enforcement action, provided that it does not present a safety problem or trigger one of the CPG’s enforcement priorities; each of our products are the chemical equivalent to a product first introduced in 1969 and is not the subject of any CPG enforcement priorities.

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

(4)  Obagi Nu-Derm branded tretinoin is manufactured by PDI under its ANDAs, and was launched under the Obagi brand in 2006; however, we have been selling tretinoin supplied by PDI’s predecessor, Triax

Pharmaceuticals, since 2003, for which we do not make any drug claims.  We also began offering Refissa, a different formulation of tretinoin, manufactured by Spear, under its ANDA, in September 2009, for which we can make on-label drug claims for the treatment of fine lines, hyperpigmentation and tactile roughness consistent with the Spear ANDA.

(5)  Obagi Rosaclear branded metronidazole was manufactured by Tolmar under its ANDA and was launched under the Obagi brand in 2009.

FDA Regulation of Drug Manufacturing

We and the third-party manufacturers on which we rely for the manufacture of our products are subject to requirements under 21 CFR parts 210 and 211 that drugs be manufactured, packaged and labeled in conformity with cGMPs.  To comply with cGMPs, manufacturers must continue to spend time, money and effort to meet requirements relating to personnel, facilities, equipment, production and process, labeling and packaging, quality control, recordkeeping and other requirements.  The FDA, state agencies and foreign Ministries of Health periodically inspect drug manufacturing facilities to evaluate compliance with cGMPs.

Federal and State Regulation of Advertising and Promotion and Sales Incentives

The FDA regulates the advertisement of prescription drug products.  The U.S. Federal Trade Commission (“FTC”), Fair Packaging and Labeling Act, and state authorities regulate the advertising of OTC drugs and cosmetics, as well as exercise general authority to prevent unfair or deceptive trade practices.

In addition to FDA restrictions on marketing of prescription products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years.  These laws include anti-kickback statutes and false claims statutes.  The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs.  This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other.  Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs.  Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.  Many states have also adopted anti-kickback statutes similar to the federal laws and such statutes are, in some instances, broader in their application as they apply to any direct or indirect remuneration for referring an individual to a person to obtain a healthcare item or service, whether it is reimbursable under federally financed healthcare programs or not.

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

Employees

As of December 31, 2012, we had 203 employees.  Our employees include 139 in sales and marketing, 30 in product development, manufacturing and distribution and 34 in administrative functions.  Our employees are all non-unionized, and we believe our relations with our employees are good.

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

Virtually all of our products are purchased based on consumer choice due to the fact that our products are considered cosmetic in nature.  As a result, they are typically paid directly by the patient out of disposable income and are not subject to reimbursement by third-party payors such as health insurance organizations.  Adverse changes in the economy, such as the recent recession or ongoing economic uncertainties could accordingly have a significant negative effect on consumer spending for these products.  If consumers reassess their spending choices, the demand for these products could decline significantly.  If demand declines significantly in our major markets, such as North America, Asia and the Middle East, it would have a material adverse effect on our sales and profitability and could lead to a decline in our stock price.

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

As widely reported, the global financial markets experienced extreme disruption in 2008 and the majority of 2009, including severely diminished liquidity and credit availability.  During the year ended December 31, 2009, we saw these unprecedented global economic conditions have a negative impact on our revenue growth performance.  Although we witnessed some modest signs of economic recovery over the last three years, it is unclear whether the economy will show sustained growth and/or stability.  While we experienced moderate improvement in revenue growth in 2010 and 2011 and somewhat more significant growth in 2012, we cannot assure you that such improvements will be sustainable.  While adverse economic conditions have not materially impacted our financial position as of December 31, 2012 or liquidity for the year ended December 31, 2012, we cannot predict the timing, strength or duration of any economic recovery, and our financial condition could be negatively impacted in the future if the economy fails to sustain its recovery or if there are new events that contribute to additional deterioration in financial markets and major global economies, such as an impasse on the federal budget debates or a crisis in the Eurozone.  Recent economic uncertainties also resulted in increased downward pressure on stock prices generally, including our own, which may be unrelated to financial performance.

Our revenues and financial results depend significantly on sales of our Obagi Nu-Derm System.  If we are unable to manufacture or sell the Nu-Derm System in sufficient quantities and in a timely manner, or maintain physician and/or patient acceptance of the Nu-Derm System, our business will be materially and adversely impacted.

To date, the majority of our revenues have resulted from sales of our principal product line, the Obagi Nu-Derm System and related products.  The Nu-Derm System and related products accounted for approximately 52%, 53% and 52% of our net sales for the years ended December 31, 2012, 2011 and 2010, respectively.  Although we currently offer other products such as Obagi-C Rx, Professional-C, ELASTIderm, CLENZIderm, Rosaclear, ELASTILash and Blue Peel RADIANCE, and we intend to introduce additional new products, we still expect sales of our Obagi Nu-Derm System and related products to account for a majority of our sales for the foreseeable future.  Because our business is highly dependent on our Obagi Nu-Derm System and related products, factors adversely affecting the pricing of, or demand for, these products could have a material and adverse effect on our business.  Sales of our Obagi Nu-Derm Systems also experience seasonality.  We believe this is due to variability in patient compliance that relates to several factors such as a tendency to travel and/or engage in other disruptive activities during the summer months.  Additionally, our commercial success depends in large part on our ability to sustain market acceptance of the Nu-Derm System.  If existing users of our products determine that our products do not satisfy their requirements, if our competitors develop a product that is perceived by patients or physicians to better satisfy their respective requirements, or if state or federal regulations or enforcement actions prohibit further sales of the Nu-Derm System, individual products within the system, or any related products, sales of these products may decline, and our total net sales may correspondingly decline.  We cannot assure you that we will be able to continue to manufacture these products in commercial quantities at acceptable costs.  Our inability to do so would adversely affect our operating results and cause our business to suffer.

We are dependent on third parties to manufacture products for us.

We currently outsource all of our product manufacturing to third-party contract manufacturers.  Although we have received sufficient material from our manufacturers to meet our current needs, we do not have long-term contracts with some of these third parties.  We have two or more qualified manufacturers for some of our key products, however, certain products, including some of our sun protection products, are currently supplied by a single source.  In the event that such a sole source supplier or any of our other third-party manufacturers terminates its supply arrangement with us, experiences financial difficulties, encounters regulatory or quality assurance issues, experiences a significant disruption in supply of raw materials or components for our products or suffers any damage to its facilities, we may experience delays in securing sufficient amounts of our products, which could harm our business, reputation and relationships with customers.

PDI and Spear are our only suppliers and manufacturers of tretinoin.  We have contracts with PDI and Spear that have initial termination dates in 2014.  While there are several other manufacturers of generic tretinoin, the termination of those agreements or any loss of services under those agreements could be difficult for us to replace.  Refissa tretinoin manufactured by Spear is the only tretinoin currently permitted to be marketed for on-label use to treat fine lines and wrinkles.  If this agreement were terminated, it would currently be impossible for us to replace with another product that would allow us to make such claims.

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

The loss of a significant customer could materially and adversely affect our business, financial condition and results of operations.

During fiscal 2012, we had two affiliated customers, Dr. Dinh Hoai and Dr. Lieu Nguyen, in the United States that together accounted for 11% of our consolidated net sales.  Accordingly, our future operating results may continue to depend on our ability to continue to sell products to these customers.

We face intense competition, in some cases from companies that have significantly greater resources than we do, which could limit our ability to generate sales and/or render our products obsolete.

The market for aesthetic and therapeutic skin health products is highly competitive and we expect the intensity of competition to increase in the future.  We also expect to encounter increased competition as we enter new markets, attempt to penetrate existing markets with new products and expand into new distribution channels.  We may not be able to compete effectively in these markets, may face significant pricing pressure from our competitors and may lose market share to our competitors.  Our principal competitors are large, well established companies in the fields of pharmaceuticals, cosmetics, medical devices and health care.  Our largest direct competitors generally include SkinCeuticals, a division of L’Oreal S.A., SkinMedica, Inc., a division of Allergan, Inc., Kinerase from Valeant Pharmaceuticals International, IS Clinical, PhotoMedex, Inc. and Jan Marini.

Our indirect competitors, who generally sell skin care products directly to consumers, consist of large well known cosmetic companies, including but not limited to, La-Roche Posay, Dermalogica, The Estee Lauder Companies Inc., Helene Curtis Industries, Inc., L’Oreal S.A., Matrix Essentials, Inc., a division of L’Oreal S.A, Procter & Gamble Company, Neutrogena, a division of Johnson & Johnson, Revlon, Inc. and Unilever N.V.  We also face competition from medical device companies offering products to physicians that are used to enhance the skin’s appearance.

Many of these competitors have significantly greater resources than we have.  This enables them, among other things, to make greater research and development investments and spread their research and development costs, as well as their marketing and promotion costs, over a broader revenue base.  It is also possible that developments by our competitors could make our products or technologies less competitive or obsolete.  The treatment of skin conditions and the enhancement of the appearance of skin, which is what all of our products target, are the subjects of active research and development by many potential competitors, including major pharmaceutical companies and specialized biotechnology firms, such as those listed above, as well as universities and other research institutions.  Competitive advances may also include the potential development of new laser or radio frequency therapies to treat hyperpigmentation and photodamaged skin.  While we intend to expand our technological capabilities to remain competitive, research and development by others may result in the introduction of new products by competitors that represent substantial improvements over our existing products.  If that occurs, sales of our existing products could decline rapidly.  Similarly, if we fail to make sufficient investments in research and development programs, our current and planned products could be surpassed by more effective or advanced products developed by our competitors.

Our new online fulfillment strategy will require a significant investment in capital and other resources and we cannot assure you that it will be successfully implemented.

We have identified the elements necessary to establish a web-based fulfillment operation and are currently in the process of completing the development of this platform.  We believe that having an e-Commerce platform will enable us to capitalize on the current interest in our products on the Internet by directing consumers to one place to learn about and purchase our products, capture a portion of this new business for our physician customers and serve a larger population of potential patients.  However, we cannot assure you that our e-Commerce platform will actually expand our base of end-users or result in the growth of our business.  Moreover, the creation and maintenance of an e-Commerce platform will require a significant investment in capital and other resources, including $6.7 million invested in 2012 and between $4.0 million and $6.0 million in 2013, and may divert the attention of our management and other key employees from the operation of our core business, which could materially and adversely impact our business and results of operations.

To be successful, we will have to convince a substantial number of both physician customers and their patients to adopt this new distribution channel, and we cannot assure you that we will be able to achieve this.  In addition, as we enter this new channel we will face competition from large online storefronts, such as Amazon.com, auction sites, such as eBay, as well as numerous online sellers of Obagi and other skincare products, including several unauthorized resellers of our products as well as certain customers.  As a result of these factors, we may not realize the return on our investment in this strategy that we currently anticipate.  For instance, in the past we have invested significant capital and resources to enter into a new distribution channel that did not perform as expected.  In August 2008, we entered into the pharmacy channel for the first time with our SoluCLENZ Rx Gel, which was available by prescription only.  However, after closely monitoring the progress of the launch and weekly sales data, we determined that distribution of a single prescription product through the pharmacy channel and the ongoing investment required to support that channel was cost prohibitive.  Accordingly, in April 2009 we exited the pharmacy channel.  In connection with such exit, we recorded charges approximating $0.8 million and reserved approximately $0.4 million in inventory during the year ended December 31, 2009.  If we are unable to successfully implement our online pharmacy fulfillment strategy, we may incur significant expenses without realizing a near-term or any financial return.  In order to be successful in this new distribution channel we will need to comply with numerous federal and state laws and regulations and there can be no assurance we will be able to do so or that our compliance with such laws and regulations will allow us to operate this new distribution channel in a profitable manner.

We are increasingly dependent on information technology systems and infrastructure; system inadequacies, operating failures, or security breaches could harm our business.

We rely to a large extent on sophisticated information technology systems and infrastructure.  The size and complexity of these systems make them potentially vulnerable to breakdown, malicious intrusion, and random attack.  Likewise, confidentiality or data privacy breaches by employees or others with permitted access to our systems may pose a risk that valuable trade secrets, personal information, or other sensitive data may be exposed to unauthorized persons or to the public.  Such information security breaches may be very difficult to detect.  While we have invested heavily in the protection of data and information technology, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely and materially affect our business.

We are also dependent on a third party, Koogly, to develop the customized software necessary to launch our e-Commerce platform and to build interfaces between this software and our existing systems.  Reliance on a third-party to develop our e-Commerce software entails risks to which we would not be subject if we developed the software ourselves or had bought or licensed available off the shelf software.  These risks include reliance on the third party for creating software with all of the required functionality and customization, detecting and correcting any bugs or defects in the software, testing the interfaces between the software and our existing systems, creating any required updates, enhancements or ad-ons, securing access to the software, maintaining security to protect the information provided by physicians and consumers using the e-Commerce platform, maintaining the confidentiality of the proprietary information relating to the software, and assuring that the software does not infringe on the intellectual property rights of others.  Dependence on Koogly to develop this software may limit our ability to control the timing of the launch of our e-Commerce platform, as once the software is delivered, we will undergo testing to ensure that it operates in the manner in which we expect it to.

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

As of December 31, 2012, we had 203 employees.  Our success depends on our continued ability to attract, retain and motivate highly qualified management, business development, sales and marketing, product development and other personnel.  We may have difficulty recruiting and retaining such qualified personnel due to the uncertainties created by the proxy contest in which we are currently engaged.  In addition,  we may not be able to recruit and retain qualified personnel, particularly for senior sales and marketing and research and product development positions due to intense competition for personnel among businesses like ours.  The failure to do so could have a significant negative impact on our future product sales and business results.  In addition, some options granted to employees have an option price greater than our current market price.  This may hinder our ability to retain qualified personnel.  Our success depends on the efforts and abilities of Albert Hummel, our President and Chief Executive Officer, Preston Romm, our Chief Financial Officer, and David Goldstein, our Executive Vice President of Global Sales and Field Marketing, as well as other members of our senior management team and our scientific and technical personnel.  We may not be able to retain the services of these individuals.  In addition, we do not have “key person” insurance policies on any of our executive officers that would compensate us for the loss of their services.  If we lose the services of one or more of these individuals, finding a replacement could be difficult, may take an extended period of time and could significantly impede the achievement of our business objectives.  This may have a material adverse effect on our results of operations and financial condition.

To grow, we will need to increase the size of our organization, and we may encounter difficulties managing our growth, which could adversely affect our results of operations.

If we are able to successfully develop additional products and extend the use of our current products and/or expand our existing distribution channels, we may experience growth in the number of our employees and the scope of our operations.  To the extent that we acquire and launch additional products, the resulting growth and expansion of our sales force will place a significant demand on our financial, managerial and operational resources.  Since many of the new products or systems we are working on may involve new technologies or entering new markets, we may not be able to accurately forecast the number of employees required and the timing of their hire or the associated costs.  The extent of any expansion we may experience will be driven largely by the success of our new products and systems and alternative distribution channels.  As a result, management’s ability to project the size of any such expansion and its cost to the company is limited by the following uncertainties: (i) we will not have previously sold any of the new products and technologies and the ultimate success of these new products and technologies is unknown; (ii) we will be entering new markets and/or distribution channels; and (iii) the costs associated with any expansion will be partially driven by factors that may not be fully in our control (e.g., timing of hire, market salary rates). Subject to these uncertainties, we believe that our current business plan may require us to hire between 10 and 15 new employees within the next 12 months at an incremental cost of between $1.5 million and $2.2 million.  Due to the uncertainty surrounding the timing of our strategic initiatives, new product lines or the stabilization of the global markets, our costs to hire significant numbers of new employees could be higher than anticipated.  Our success will also depend on the ability of our executive officers and senior management team to continue to implement and improve our operational, information management and financial control systems, and to expand, train and manage our employee base.  Our inability to manage growth effectively could cause our operating costs to grow even faster than we currently anticipate and adversely affect our results of operations.

Because we have limited research and development capabilities, we will be dependent on third parties to perform research and development and product formulation activities for us.

We have limited internal research and development capabilities and currently outsource all of our product research and development and formulation activities to third-party research labs.  In particular, in the past we have licensed technologies that may issue as patents under certain patent applications filed by JR, and have relied heavily on services provided by JR in the development of new products to address acne and skin elasticity.  Our current agreement with JR expired in September 2010 and since that time we have had to locate alternative third-party research and development companies to assist us; we have received sufficient support from other third-party research labs to drive our current new product development, but we cannot assure you that we will continue to be able to receive such support in the future.

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

Undesirable side effects caused by our products could interrupt, delay or halt our development programs, including clinical trials, and could result in adverse regulatory or enforcement action by the FDA or other regulatory authorities.  More severe side effects associated with our products may be observed in the future.  Even if we are able to complete the development of a new product and obtain any required regulatory approval, undesirable side effects could prevent us from achieving or maintaining market acceptance of the product or could substantially increase the costs and expenses of commercializing the product.  Negative publicity concerning our products, whether accurate or inaccurate, could also reduce market or regulatory acceptance of our products, which could result in decreased product demand, removal from the market or an increased number of product liability claims, whether or not such claims have merit.

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

Our international sales currently depend upon the marketing efforts of and sales by certain distributors and licensees, particularly Rohto, a licensee of certain of our trademarks and products for the retail drug store channel in Japan, from whom we receive royalties that accounted for approximately 4% of our net sales for both of the years ended December 31, 2012 and 2011 and 5% of our gross margin for both the years ended December 31, 2012 and 2011.  Because incremental costs associated with this agreement are minimal, a material decline in licensing revenues from or termination of this agreement would have a material adverse effect on our net income.  While no other international distribution or license partner accounted for more than 5% of our net sales for either of the years ended December 31, 2012 and 2011, we intend to continue to expand our presence in international markets and our business is and may increasingly be subject to certain risks inherent in international business, many of which are beyond our control.  These risks include:

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

During 2010, we entered into discussions with a non-performing international distributor in an attempt to renegotiate its distribution agreement and develop a payment schedule for the distributor’s outstanding accounts receivable balance due to us related to sales in prior periods.  We terminated the agreement with that distributor in November 2010, as we were unable to reach an agreement with respect to the distributor’s payment obligations and other matters.  In July 2012, we entered into a non-monetary settlement agreement with such distributor resolving all outstanding issues.

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

Our business could be negatively affected as a result of a proxy contest.

       In January 2013, we received a notice from a stockholder, Voce Capital LLC and certain of its affiliates, that it intended to nominate its own slate of seven individuals for election to our Board of Directors at our 2013 Annual Meeting of Stockholders to replace our current Board.  If this proxy contest continues, our business could be adversely affected because:

•	responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, which could disrupt our operations and divert the attention of management and our employees;

•
perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult for us to attract and retain qualified personnel and business partners; and

•
if individuals are elected to our Board of Directors that have their own specific agenda, it may adversely affect our ability to effectively and timely implement our current strategic plan, or they may seek to pursue completely different strategic initiatives or goals.

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

The Obagi Nu-Derm, Obagi Condition & Enhance, Obagi-C Rx and ELASTIderm Décolletage Systems contain HQ Products and are marketed in the United States without a FDA-approved marketing application subject to the enforcement priorities in the CPG.  We believe that these products are not currently subject to FDA pre-market approval because they are generally regarded as safe and effective.  In August 2006, the FDA issued a proposed rule that, if adopted in its current form, would establish that OTC skin bleaching drug products containing hydroquinone, in 2% concentrations or less are not generally recognized as safe and effective are misbranded, and are new drugs within the meaning of the FDCA.  The FDA proposed that because of the carcinogenic and ochronosis potential of hydroquinone, its use in skin bleaching drug products should be restricted to prescription use only, and users of such products should be closely monitored under medical supervision.  The FDA indicated that upon adoption of the final rule it intended to consider all skin bleaching drug products containing hydroquinone, whether currently marketed on a prescription or OTC basis, to be new drugs requiring an approved NDA for continued marketing.  In the proposed rule, the FDA recommended that additional studies be conducted to determine if there is a risk to humans from the use of hydroquinone.  The FDA nominated hydroquinone for further study by the NTP, and in December 2009 the NTP Board of Scientific Counselors approved the nomination.  As a result, the NTP will conduct further studies on hydroquinone.  However, there are several more steps to the nomination process before the studies will commence, and the studies themselves can take two years or more to complete.  The FDA has noted that, in the interim, it believes that hydroquinone at concentrations of 2% or less should remain available as an OTC drug product.  It is our understanding that the FDA is no longer evaluating this proposal and is not intending to take any action with respect to regulation of hydroquinone products until the NTP studies have been conducted.  However, should the FDA reverse this position prior to the completion of the NTP studies, or decide upon conclusion of the NTP studies that all skin bleaching products containing hydroquinone are new drugs requiring an approved NDA, we may be required to withdraw certain products in the Nu-Derm, Condition & Enhance, Obagi-C Rx and ELASTIderm Décolletage Systems until required clinical trials are performed and new drug approvals are obtained, in effect foreclosing us from selling these products.  If we are required to seek new drug approval for these products, our attention and resources will be dedicated to the process of obtaining new drug approval, which may be time-consuming and expensive.  In addition, we may not successfully obtain such approval or may be delayed in obtaining such approval if one of our competitors obtains approval and non-patent marketing exclusivity for the same uses for which we seek approval.  Other manufacturers of 4% prescription hydroquinone include, among others, SkinMedica, Inc., a division of Allergan, Inc., Taro Pharmaceuticals Inc., Valeant Pharmaceuticals, Inc. and Stiefel Laboratories, Inc.  If we are unable to obtain such approval we would be prohibited from selling the Nu-Derm, Condition & Enhance and Obagi-C Rx Systems and ELASTIderm Décolletage Skin Lightening Complex, which would have a material adverse impact on our business.

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

Although we are in discussions with the CAG on this matter, no resolution has been reached and based upon the information and documents requested by the CAG it is possible that the CAG could seek to limit or prohibit sales of our HQ Products in or from California or force us to change the methods by which we promote, market, sell and distribute our HQ Products in or from California.  During each of our fiscal years 2012 and 2011, approximately 40%, of our aggregate net sales came from sales of our HQ Products.  In the event the CAG takes actions that cause us to limit or cease our sales of our HQ Products in or from California or require us to materially change the methods by which we promote, market, sell and distribute our HQ Products in or from California, it would have a material adverse effect on our results of operations and financial condition.

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

Regulations could prohibit physicians from dispensing our products directly or through our e-Commerce platform.

In our primary market, the United States, we market our products and systems directly to physicians to dispense in their offices.  Most of the products and systems we sell are dispensed by physicians directly to their patients in their offices, although some patients choose to have prescriptions for tretinoin and metronidazole products filled by pharmacies instead of the treating physician in order to obtain insurance coverage for such products.  Although several of our systems contain HQ Products, our products are not currently available by prescription in the pharmacy.  In the event state regulations change, or if such state regulations are interrupted by regulators, to limit or prohibit the ability of physicians to dispense our products directly to patients in their offices or change to limit or prevent our ability to distribute products directly through physicians, patients may be unable to obtain many of our products, as they are not currently available in pharmacies.

In addition, our new e-Commerce platform is designed to enable allow physicians to dispense products to their patients through online sales and enable us to sell cosmetic and OTC products directly to consumers.  Several states have recently taken action against a number of our customers who already sell our products to patients over the Internet, questioning whether these practices are consistent with such states’ pharmacy licensure and physician dispensing rules.  An adverse outcome by any of these states against any of these customers may result in the inability of such customers (including other customers in the state) to continue selling our products over the internet or at all.  A limited number of states have also adopted broad anti-kickback laws that could be interpreted as applying to physicians who sell our products through our e-Commerce platform, and, therefore, physicians in those states will not be eligible to participate in our new platform.  While we intend to comply with such laws by not offering the e-Commerce platform where it would be unlawful to do so, the laws of the some states are unclear.  Certain enforcement authorities may interpret their laws differently from our interpretation which may result in sanctions against us or our customers and which could interfered with our efforts to implement our e-Commerce platform.  To the extent that state regulations or enforcement actions prevent us from implementing our e-Commerce platform in certain states, sales of our products through this platform may not materialize in the amounts that we anticipated.

In February 2012 we received a Subpoena to Answer Interrogatories and Produce Documents from the CAG in connection with an investigation of our business practices.  The subpoena sought information and documents relating to our belief that our HQ Products are not new drugs that require pre-market review and marketing approval by the FDA.  The subpoena also requested information and documents concerning the methods by which we promote, market and sell our HQ Products, the identities of persons who dispense our HQ Products in California, the amount of HQ Products we sell in California, complaints we have received and adverse event reports concerning our HQ Products, communications to and from the FDA regarding the safety and effectiveness of our HQ Products, and certain other information regarding our HQ Products.

We have provided documents and information to the CAG pursuant to the subpoena and have had discussions with the CAG’s office in an attempt to better understand the concerns of the CAG’s investigation.  We have cooperated fully with the CAG’s investigation and have received no further communications from them since receipt of the original subpoena.

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

We market our products outside of the United States.  In order to market our products in many non-U.S. jurisdictions we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements.  In others, we do not have to obtain prior regulatory approval but do have to comply with other regulatory restrictions on the manufacture, marketing and sale of our products.  We may be unable to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.  The approval procedure varies among countries and can involve additional testing and data review.  The time required to obtain approval in non-U.S. jurisdictions may differ from that required to obtain FDA approval.  The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval.  In addition, many countries from time to time evaluate the regulatory status of various products and ingredients.  For instance, in the last two years, Australia and Canada have reclassified hydroquinone from a cosmetic to a drug.  We may not obtain foreign regulatory approvals on a timely basis, if at all, or may choose not to implement a country’s labeling requirements if to do so would have a negative impact on our international or domestic operations.  If we get approval by the FDA, that does not ensure approval by regulatory agencies in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory agencies in other foreign countries or by the FDA.  The failure to obtain these approvals, or to agree to regulatory restrictions or labeling requirements (in which case would not sell the affected products in certain jurisdictions) could harm our business.

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

In January 2005, we entered into a Consulting Services and Confidentiality Agreement with JR, under which, among other things, we hired JR to perform research and development activities including product formulation, product development and regulatory work, as detailed in various statements of work.  The initial term of the JR Agreement was for five years; however, in April 2010, we reached what we believed was an agreement in principle for amending the JR Agreement.  Although that amendment was never executed, the parties operated under the terms of the agreement, as amended, from June 2010 to September 2010, at which time the JR Agreement terminated.  [We are currently in discussions with JR on a variety of matters.  We have been advised by JR that it believes that certain of our products, including the ELASTIderm line of products, CLENZIderm and Rosaclear, are covered by both issued and pending patents which JR contends are owned by it and which it believes were licensed to us under the JR Agreement.  JR contends that such license and our right to continue to sell such products terminated when the JR Agreement terminated.  We disagree with JR’s position on this issue and are seeking to resolve this and other issues in our current negotiations with JR.  Should we fail to reach agreement with respect to these current discussions, the parties could end up in litigation regarding the ownership rights to these technologies, and our business, results of operations and financial condition could be adversely effected.  During the years ended December 31, 2012, 2011 and 2010, approximately 15%, 14% and 15% of our net sales, respectively, were related to products that contained technologies covered by the JR Agreement.  See Part I, Item 1 “Business – Certain Material Agreements – Jose Ramirez and JR” in this Report for further information.

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

We have licensed 19 patents, including patents related to our Vitamin C serums that we have licensed from Avon.  We entered into our license with Avon in June 2003, for an initial three-year term, and the license is renewed year to year thereafter, at our option through the life of the last patent to expire (which will be in 2018).  These licensed patents contain claims that cover our Obagi-C Rx C-Clarifying serums, Professional-C 5% serum and Professional-C 10% serum.  If one or more of our licenses with Avon or licenses that we have with other parties terminate, or if we violate the terms of our licenses or otherwise lose our rights to these patents, we may be unable to continue developing and selling our products that are covered by claims in these patents.  Our licensors or others may dispute the scope of our rights under any of these licenses.  The licensors under these licenses may breach the terms of their respective agreements or fail to prevent infringement of the licensed patents by third parties.  Loss of any of these licenses for any reason could materially and adversely affect our financial condition and operating results.  See “Risk Factors – Risks Related to Intellectual Property:  If we are involved in intellectual property claims and litigation, the proceedings may divert our resources and subject us to significant liability for damages, substantial litigation expense and the loss of our proprietary rights” and Part I, Item 1, “Business – Certain Material Agreements – Jose Ramirez and JR” in this Report for a description of current negotiations with JR.

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

In addition, our future liquidity may be impacted by other factors not related to the funding requirements described above.  For instance, in October 2010, we announced that our Board of Directors has given us authority to repurchase up to $45.0 million of our outstanding stock depending on market conditions and other factors.  Pursuant to such authority, in November 2010 we repurchased a total of 3,556,910 shares of our common stock from two former stockholders, the Stonington Capital Appreciation 1994 Fund, L.P. and the Zein and Samar Obagi Family Trust (the “selling stockholders”), for a total purchase price of $35.0 million in accordance with the provisions of the Stock Purchase Agreement, dated as of November 15, 2010, among such selling stockholders and us.  No repurchases were effected during the year ended December 31, 2011, leaving us with $10.0 million available for repurchases under the program.  On March 6, 2012, our Board authorized a $20.0 million increase to our stock repurchase program, resulting in the availability to repurchase to up to $30.0 million of our common stock as of such date.  During the year ended December 31, 2012, we purchased 1,500,000 shares of our outstanding stock on the open market for a cost of $19.8 million.  As of December 31, 2012, we had $10.2 million remaining available to repurchase our outstanding stock under the program.  This authorization does not obligate us to acquire any particular amount of common stock nor does it ensure that any shares will be repurchased, and it may be suspended at any time at our discretion.  Additional repurchases under this authorization may include repurchases made through open market or privately negotiated transactions.

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

Our quarterly results of operations have varied in the past and are likely to vary significantly in the future due to a number of factors, many of which are outside of our control, including:

•	demand for and market acceptance of our products;

•	the development of new competitive products by others;

•	changes in regulatory classifications of our products;

•	changes in physician or patient acceptance of the use of physician-dispensed products;

•	changes in treatment practices of physicians who currently prescribe our products;

•	reduced demand for our products during the summer months due to variability of patient compliance resulting from travel and other disruptive activities, particularly during July and August;

•	delays between our expenditures to acquire new product lines or businesses and the generation of revenues from those acquired products or businesses;

•	capital investments and expenditures to support strategic initiatives;

•	the timing, release and competitiveness of our products;

•	increases in the cost of raw materials used to manufacture our products;

•	the mix of products that we sell during any time period;

•	increased price competition;

•	legal costs and settlement expenses associated with litigation and related reimbursements from insurance carriers, if any;

•	legal costs and potential penalties related to regulatory matters; and

•	adverse changes in the level of economic activity in the United States and other major regions in which we do business.

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

The costs of our goodwill, acquired product rights, distribution rights, and trademarks are recorded as intangible assets and all, except for goodwill, are amortized over the period that we expect to benefit from the applicable assets.  As of December 31, 2012, acquired net intangible assets and goodwill comprised approximately 9% of our total assets.  We evaluate periodically the recoverability and the amortization period of our intangible assets.  Some factors we consider important in assessing whether or not impairment exists include performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for our overall business, and significant negative industry or economic trends.  These factors, assumptions, and changes in them could result in an impairment of our long-lived assets.  Any impairment of our intangible assets may reduce our profitability and have a material adverse effect on our results of operations and financial condition.  During the years ended December 31, 2012 and 2011, we wrote off an impaired license and abandoned patents for approximately $0.1 million and $0.9 million, respectively.

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

In May 2011, we entered into an amendment to the Credit and Term Loan Agreement, dated as of November 3, 2010 (the “Credit and Term Loan Agreement”) with Comerica Bank.  The Credit and Term Loan Agreement, as amended, contains, and other agreements we may enter into in the future may contain, covenants imposing restrictions on our business, and requires us to maintain certain financial covenants.  These restrictions and covenants may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.  These covenants place restrictions on our ability to, among other things, incur additional debt, create liens, make investments, enter into transactions with affiliates, sell assets, guarantee debt, declare or pay dividends, redeem common stock or make other distributions to stockholders, and consolidate or merge.

Although we were in compliance with all of our non-financial and financial covenants under the Credit and Term Loan Agreement as of December 31, 2012, our future ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial, and industry conditions.  In the event we ever borrow under the Credit and Term Loan Agreement, an event of default under the Credit and Term Loan Agreement would permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest.  If we were unable to repay any debt owed, the lenders could proceed against the collateral securing that debt.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act.  If we are unable to comply with Section 404 in a timely manner it may affect the reliability of our internal control over financial reporting.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules and regulations require an annual management report on our internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of our internal control over financial reporting, and an attestation report by our independent registered public accounting firm addressing the effectiveness of our internal control over financial reporting.  Although our independent registered public accounting firm did not identify material weaknesses in connection with its audit of our internal control over financial reporting as of December 31, 2012, we cannot assure you that we will maintain an effective system of internal controls in the future.  If we are not able to adequately comply with the requirements of Section 404 we may be subject to sanctions or investigation by regulatory authorities, including the SEC or the Nasdaq Global Market.  Moreover, if we are unable to assert that our internal control over financial reporting is effective in any future period (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an a material adverse effect on us.

Our Board of Directors can issue preferred stock without stockholder approval of the terms of such stock.

Our amended and restated certificate of incorporation authorizes our Board of Directors, without stockholder approval, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions granted to or imposed upon the preferred stock, including voting rights, dividend rights, conversion rights, terms of redemption, liquidation preference, sinking fund terms, subscription rights, and the number of shares constituting any series or the designation of a series. Our Board of Directors can issue preferred stock with voting and conversion rights that could adversely affect the voting power of the holders of common stock, without stockholder approval.  As of December 31, 2012, no shares of preferred stock were outstanding and we have no present plan to issue any shares of preferred stock.

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

We do not have a history of paying cash dividends on our common stock.

While we do not have a history of paying dividends, our Board may in the future determine to pay dividends.  Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board of Directors at that time.

ITEM 1B:    UNRESOLVED SEC STAFF COMMENTS

None.

ITEM 2:    PROPERTIES

As of December 31, 2012, we leased the following facilities:

Function	Location	Square feet	Lease expiration
Headquarters	Long Beach, CA	30,884	October 2018
CA Distribution Center	Carson, CA	26,959	October 2013
UT Distribution Center	South Jordan, UT	44,351	January 2020

On August 6, 2008, we entered into a lease agreement with Kilroy Realty, L.P. for the lease of office space located in Long Beach, California.  This facility consists of 30,884 rentable square feet and the term of the lease is for ten years with an option to extend the lease term for five years.  We took possession of the facility on July 1, 2008, and the lease term commenced in October 2008 when we took occupancy and relocated our corporate headquarters to the new facility.  We believe our facilities are adequate for their intended use and are sufficient for our current level of operations.

Our activities are initiated and coordinated from our Long Beach headquarters.  Our cGMP compliance training for distribution personnel and sales training for customer service representatives are provided in Long Beach.

Our California distribution center is strategically located for quick, convenient and reliable distribution with access to all major carriers in Southern California.  In April 2012, we entered into a lease for an additional distribution center in South Jordan, Utah to support the operations of OPO.  This new facility consists of 44,351 square feet, of which we sublease 8,185 square feet to Bella and one of its affiliates.  The term of the lease commenced on October 19, 2012 and goes through January 31, 2020 with an option to extend the lease term for five years.

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

In addition, on or about January 7, 2010, Zein Obagi and his spouse, Samar Obagi, and the Zein and Samar Obagi Family Trust and certain other entities allegedly affiliated with Zein Obagi sent us an arbitration demand before JAMS in Los Angeles, California in which the claimants claimed breaches of the 2006 Services Agreement and 2006 Separation and Release Agreement (see Note 9 to our Consolidated Financial Statements) between us and the claimants and various breaches of common law, California law, and federal law.  We filed an answer to the Demand for Arbitration denying the allegations and asserting various counterclaims.  In May 2010, the claimants in the arbitration proceeding filed an amended demand, again before JAMS in Los Angeles.

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

On October 23, 2012, we entered into a Confidential Settlement Agreement and Release (the “Insurance Settlement”) with our insurance carriers.  Pursuant to the Insurance Settlement, we released the insurance carriers of all claims we did assert and could have asserted in the motions filed by us against the insurance carriers and in the underlying claims with Dr. Zein Obagi and related parties.  In consideration for the final disposition of the matter, the insurance carriers paid us $14.0 million in October 2012, at which time we recorded net proceeds of approximately $8.4 million after legal expense as a gain on legal settlement related to the matter.

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

PART II

ITEM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “OMPI” and has been quoted since our initial public offering on December 13, 2006.  The initial public offering price of our common stock on December 14, 2006 was $11.00 per share.  The following table sets forth for the fiscal periods indicated the high and low sale prices for our common stock as reported by Nasdaq:

Fiscal 2012	High	Low
First Quarter	$13.65	$10.10
Second Quarter	$15.27	$12.25
Third Quarter	$17.15	$11.89
Fourth Quarter	$13.78	$11.94

Fiscal 2011
First Quarter	$12.60	$10.50
Second Quarter	$13.00	$9.05
Third Quarter	$10.70	$9.04
Fourth Quarter	$10.38	$8.84

Holders

The approximate number of holders of our common stock was 3,499 as of February 27, 2013.  Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

While we do not have a history of paying dividends, our Board of Directors may in the future decide to do so.  However, any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to compliance with certain covenants under our Credit and Term Loan Agreement, which limit our ability to declare or pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our Board of Directors may deem relevant at that time.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and rights and shares reserved for future issuance under our equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,559,337	$11.78	761,163
Equity compensation plans not approved by security holders	—	—	—
Total	1,559,337	$11.78	761,163

Issuer Purchases of Equity Securities

On October 26, 2010, we announced that our Board of Directors authorized us to repurchase up to $45.0 million of our common stock, depending on market conditions and other factors.  Share repurchases under this program have included the repurchase of $35.0 million of shares from certain selling stockholders following completion of the registered public offering of shares of our common stock by such stockholders in November 2010 (the “secondary offering”).   No repurchases were made during the year ended December 31, 2011.  Accordingly, as of December 31, 2011, $10.0 million was still authorized for the repurchase of shares.

As no repurchases were made subsequent to December 31, 2011 through March 6, 2012, the date on which our Board authorized a $20.0 million increase to our stock repurchase program, our availability to repurchase our common stock increased to $30.0 million of our common stock as of such date.  During the year ended December 31, 2012, we purchased 1,500,000 shares of our outstanding stock for a cost of $19.8 million.  As of December 31, 2012, we had $10.2 million remaining available to repurchase our outstanding stock under the program.

Future repurchases under the program may be made through open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.  However, this authorization does not obligate us to acquire any particular amount of common stock nor does it ensure that any further shares will be repurchased, and it may be suspended at any time at our discretion.

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

The Performance Graph below represents a comparison of the total return of our common stock, the NASDAQ Market Index and the SIC—Pharmaceutical Preparations for the period between December 14, 2006 and December 31, 2012.  The graph assumes $100 was invested on December 14, 2006 in stock, or November 30, 2006 in the index and peer group, and that all dividends, if any, have been reinvested.  Prices and stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

ITEM 6:    SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below are derived from our audited consolidated financial statements for the fiscal years ended December 31, 2012, 2011, 2010, 2009 and 2008.  The information in the following table should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Report.

			Year Ended December 31,
	2012	2011	2010	2009	2008
Consolidated statements of income and comprehensive income data:
Net sales	$120,678	$114,108	$112,763	$104,096	$104,593
Net income	16,638	10,020	9,491	11,333	12,588
Net income and comprehensive income	16,638	10,020	9,573	11,320	12,587
Net income attributable to common shares
Basic	$0.91	$0.54	$0.44	$0.52	$0.56
Diluted	$0.90	$0.54	$0.44	$0.51	$0.56

	December 31,
	2012	2011	2010	2009	2008
Consolidated balance sheet data:
Total assets	$82,109	$77,651	$62,707	$87,490	$72,259
Long-term debt less current portion	8	13	—	—	18

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

Overview

We are a specialty pharmaceutical company that develops, markets and sells, and are a leading provider of, proprietary topical aesthetic and therapeutic prescription-strength skin care systems in the physician-dispensed market.  Our products are designed to prevent or improve some of the most common and visible skin disorders in adult skin, including premature aging, photodamage, skin laxity, hyperpigmentation, acne, sun damage, facial redness and soft tissue deficits, such as fine lines and wrinkles.

Current products.  Our primary product line is the Obagi Nu-Derm System, which we believe is the leading clinically proven, prescription-based, topical skin health system on the market that has been shown to enhance the skin’s overall health by correcting photodamage at the cellular level, resulting in a reduction of the visible signs of aging.  The primary active ingredients in this system are 4% hydroquinone and OTC skin care agents.  In April 2004, we introduced the Obagi-C Rx System consisting of a combination of prescription and OTC drugs and adjunctive cosmetic skin care products to address skin conditions resulting from sun damage and the oxidative damage of free radicals.  The central ingredients in this system are 4% hydroquinone and Vitamin C.  In October 2005, we launched the Obagi Professional-C products, a complete line of proprietary, non-prescription products, which consists of Vitamin C serums used to reduce the appearance of damage to the skin caused by ultraviolet radiation and other environmental influences.  In July 2006, we launched our Obagi Condition & Enhance System, for use in conjunction with commonly performed surgical and non-surgical cosmetic procedures.  In October 2006, we launched our first product in the ELASTIderm product line, an eye cream for improving the elasticity and skin tone around the eyes.  We introduced the CLENZIderm M.D. System and a second product in the ELASTIderm product line to address acne and skin elasticity around the eye, respectively, based on positive interim clinical results, in February 2007.  In July 2007, we launched our second system in the CLENZIderm M.D. line, CLENZIderm M.D. System II, which is specifically formulated for normal to dry skin.  In August 2007, we launched two new Nu-Derm Condition & Enhance Systems.  One is designed specifically for use with non-surgical procedures while the other has been developed for use with surgical procedures.  In February 2008, we launched ELASTIderm Décolletage, a system targeted for skin conditions resulting from sun damage and designed to improve the elasticity and skin tone for the neck and chest area.  In January 2009, we launched Obagi Rosaclear, a system to treat the symptoms of rosacea.  In September 2009, we also began offering Refissa by Spear, a FDA-approved 0.05% strength tretinoin with an emollient base that has a broad indication for treatment of fine facial lines, hyperpigmentation and tactile roughness.  In October 2010, we launched ELASTILash Eyelash Solution, a peptide-based eyelash solution that can help achieve the appearance of thicker, fuller-looking eyelashes.  In January 2011, we launched Blue Peel RADIANCE, a gentle salicylic acid-based peel that utilizes a unique blend of acids and other soothing ingredients to exfoliate, even out skin tone and improve overall complexion, with little-to-no downtime.  In January 2012, we launched ELASTIderm Complete Complex Eye Serum that utilizes an innovative roller ball technology for application.  In October 2012 we launched Obagi Hydrate, a moisturizer that features the innovative ingredient Hydromanil and several moisturizing agents for long-lasting hydration.  In January 2013 we began offering ReGenica Facial Rejuvenation Complex, containing a multipotent CCM complex composed of active growth factors and proteins to accelerate visible improvement in skin appearance post facial laser procedures.  We also market tretinoin, used for the topical treatment of acne in the U.S., metronidazole, used for the treatment of facial rosacea in the U.S., and the Obagi Blue Peel Essential Kit, used to aid the physician in the application of skin peeling actives.

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

Aesthetic skin care.  As of December 31, 2012, we sold our products to over 6,600 physician-dispensing accounts in the United States.  During the year ended December 31, 2012, we had two affiliated customers within our physician-dispensed segment that together accounted for $12.9 million of our consolidated net sales.  Aside from these affiliated customers, there was no other customer accounting for more than 10% of our net sales during the year ended December 31, 2012.  No customer accounted for over 10% of our total consolidated net sales during the years ended December 31, 2011 and 2010.  Our current products are not eligible for reimbursement from third-party payors such as health insurance organizations.  We generated U.S. net sales of $99.0 million and $94.8 million during the years ended December 31, 2012 and 2011, respectively.

International distribution.  We market our products internationally through 19 international distribution partners and beginning January 1, 2012, one licensing partner, all of which have sales and marketing activities in approximately 46 countries outside of the United States.  Our distributors use a model similar to our business model in the United States, selling our products through direct sales representatives to physicians, or through alternative distribution channels depending on regulatory requirements and industry practices.  We generated international net sales of $17.2 million and $14.8 million during the years ended December 31, 2012 and 2011, respectively.

Licensing.  We market our products in the Japanese retail markets through license agreements with Rohto.  Under our agreements, Rohto is licensed to manufacture and sell a series of OTC products developed by it under the Obagi brand name, as well as Obagi-C products, in the Japanese drug store channel, and we receive a royalty based upon sales of Obagi branded products in Japan by Rohto.  Rohto’s Obagi branded products are sold through approximately 6,300 high-end drug stores.  Through December 2011, we had other licensing arrangements in Japan to market and sell OTC product systems under the Obagi brand, both for in-office use in facial procedures, as well as for sale as a take-home product kit in the spa channel.  We generated licensing revenue of $4.5 million and $4.4 million during the years ended December 31, 2012 and 2011, respectively.

E-Commerce and fulfillment platform.  We are in the process of developing and testing a web-based marketing and fulfillment operation.  This e-Commerce platform will enable patients to order Obagi products from their physicians’ virtual storefronts on our newly created website, www.buyobagi.com, and we will assist physicians by hosting and maintaining their virtual storefronts and fulfilling their patients’ orders.  In addition, consumers who do not have a physician participating in this program and who wish to purchase cosmetic or OTC Obagi products can order them online directly from us.  We intend to initially launch the e-Commerce platform with a select group of physicians in a limited number of states and will not offer products directly to consumers during this initial launch stage.  Following such beta launch, we will eventually roll out the platform nationwide, other than in those states that have regulations limiting or prohibiting these activities, and will sell cosmetic and OTC products online directly to consumers.  We believe a robust e-Commerce platform will help build and strengthen the relationship between our physician customers and their patients by giving patients an efficient and easy way to order Obagi products from their physicians.  Once fully developed and deployed our new national distribution system will allow us to deploy additional channel expansion strategies and protect our brand from internet discounters by implementing a track and trace mechanism to follow products’ pedigrees through the sales channel.

To broaden our internet presence, in addition to developing our e-Commerce platform, we have also entered into a Distribution Agreement with Bella, under which Bella is an authorized distributor of Obagi products solely through its www.bellarx.com website.  Bella’s website will be dedicated to the sale of Obagi products directly to consumers and in assisting consumers who do not yet have a prescription for Obagi products in obtaining such a prescription.  Bella began distributing our products in December 2012.

Having an e-Commerce platform, we believe, will enable us to capitalize on the interest in our products by directing consumers to one place to learn about and purchase our products, capture a portion of this new business for our physician customers and serve a larger population of potential patients.  However, we cannot assure you that our e-Commerce platform will actually expand our base of end-users or result in the growth of our business.  Moreover, we have already invested and continue to, invest significant capital and other resources in the creation and maintenance this e-Commerce platform.  These activities may divert the attention of our management and other key employees from the operation of our core business, which could materially and adversely impact our business and results of operations in 2013.  During the year ended December 31, 2012, we incurred $3.9 million in expenses and $2.8 million capital expenditures as of December 31, 2012, related to our e-Commerce fulfillment initiative.

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

Litigation settlement and insurance coverage.  In January 2010, Dr. Zein Obagi, ZO Skin Health, Inc., and related parties filed a complaint and an arbitration demand against us.  We later filed counterclaims in both proceedings.  On May 2, 2011, the parties to those proceedings entered into a Settlement Agreement that required dismissal of all claims and counterclaims in both proceedings.  Pursuant to the Settlement Agreement, we made a one-time settlement payment of $5.0 million.  The Settlement Agreement also contains a number of non-economic terms.  See Note 10 to our Consolidated Financial Statements for further discussion on the litigation and the Settlement Agreement.  Since January 2010 through December 31, 2011, we incurred significant litigation and related fees, including the $5.0 million settlement, of $13.5 million.  During the three months ended March 31, 2011, we received a coverage letter from our primary general liability insurance carrier, agreeing to defend the lawsuit, under a reservation of rights.  On May 2011, the insurance carrier filed a complaint in federal court for Declaratory Relief requesting an interpretation of its coverage responsibilities.  In July 2011, we filed an answer and cross claim against the carrier and our previous primary general liability insurance carrier.  In October 2012, we entered into the Insurance Settlement with our insurance carriers.  Pursuant to the Insurance Settlement, we released the insurance carriers of all claims we did assert and could have asserted in the motions filed by us against the insurance carriers and in the underlying claims with Dr. Zein Obagi and related parties.  In consideration for the final disposition of the matter, the insurance carriers paid us $14.0 million in October 2012, at which time we recorded net proceeds of approximately $8.4 million after legal expense as a gain on insurance settlement related to the matter, which is included as a component of “Selling, general and administrative expenses” in the Consolidated Statements of Income and Comprehensive Income.

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

By letter dated February 29, 2012 the Agency notified the AG that it would be closing its pending investigation and enforcement action against us relating to our promotion, sales and distribution of HQ Products in Texas effective that date and withdrew its April 13, 2011 referral of the matter to the AG.  The Agency based its decision on:  (i) a directive that the Agency set priorities for enforcement and allocate its resources and concentrate its efforts on cases that represent the greatest risk to public health and safety; (ii) a FDA Q&A document issued in 2010 wherein the FDA acknowledged the potential medical benefits of hydroquinone-containing products for a certain medical condition, the uncertainty of the public health risks associated with the ingredient and its intent to conduct long-term studies through the NTP; and (iii) its acknowledgment of the relevance of the FDA’s CPG policy statement that the FDA has been using to guide its staff and industry concerning the FDA’s enforcement priorities for unapproved drug products.  The Agency also noted that it did not have sufficient evidence to conclude that there is an immediate risk to public health and safety from the topical use of products containing hydroquinone.  No monetary penalties or other administrative fees were levied against us as the result of the Agency’s investigation and no lawsuit was ever filed by the AG against us.  Upon completion of the investigation and withdrawal of the complaint, we re-introduced our HQ Products into Texas in May 2012.

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

We engaged a third party to assist in the efforts to manage the return of product from our customers residing in Texas.  As a result of our efforts, during the second and third quarters of 2011, we processed credits and refunds of $1.7 million in returned or detained products.  As of December 31, 2012, we did not expect to receive any additional sales returns related to the matter.

Sales.  Our total net sales have grown from $114.1 million for the year ended December 31, 2011 to $120.7 million for the year ended December 31, 2012.  Factors contributing to our sales generation include:

•
Our professional marketing efforts to physicians.  Our professional sales force targets physicians who are focused on aesthetic and therapeutic skin care and educates them on how to best provide our products to their patients.  Our professional sales force also provides education to physicians, aestheticians, other staff and patients about the benefits of promoting skin health.  We have increased our sales force from 96 employees as of January 1, 2006 to 126 employees as of December 31, 2012.  We will continue to invest in expanding our sales force as warranted by the success of new product offerings and continued core product growth.  We currently do not have plans to hire a substantial number of employees in 2013.

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

•
Conducting clinical studies on our products.  We have completed 148 clinical studies since 2003 to demonstrate the efficacy of our products.  We believe that these clinical studies provide our products added scientific credibility in the physician-dispensed market.  We currently plan to initiate approximately 43 additional clinical studies in 2013.

•
International.  We have formal distribution agreements with 19 distributors and one licensing partner and a trademark and product know-how license agreement in the OTC market in Japan.  Currently, those distributors have sales activities in approximately 46 countries, with the most successful distributors in 2012 coming primarily from the Far East, Europe, the Americas.

Results of operations.  We commenced operations in 1997, and as of December 31, 2012, we had accumulated earnings of $54.0 million.  We reported net income of $16.6 million and $10.0 million for the years ended December 31, 2012 and December 31, 2011, respectively.

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

Economy.  Many treatments in which our products are used are considered cosmetic in nature, are typically paid for by the patient out of disposable income and are generally not subject to reimbursement by third-party payors such as health insurance organizations.  As a result, we believe that our current and future sales growth may be influenced by the economic conditions within the geographic markets in which we sell our products.  Although there are modest signs of economic recovery, it is unclear whether the economy will show sustained growth and/or stability.  Even with continued growth in many of our markets, if uncertain economic conditions are prolonged or worsen, our business may be adversely impacted causing a decline in demand for our products.  We do believe that some of the negative impact we could experience may be partially offset due to the following: (i) we are the leader in the physician-dispensed market; (ii) the aesthetic nature of our products; (iii) the lower price point of our products compared to other aesthetic products in our market; (iv) the desire to maintain a healthy and youthful appearance; and (v) the demographics of the patients who use our products.

Future growth.  We believe that our future growth will be driven by ongoing marketing efforts to create increased awareness of the Obagi brand and the benefits of skin health, new product offerings, entry into new distribution channels and expansion and further penetration into international markets.  Although we have in recent history moderated our investments in our strategic initiatives as a result of the recent recession and uncertain economic conditions, we plan to increase our investment in initiatives that we believe will facilitate growth in the business.  In 2012, we began to invest significant capital and other resources into the creation and maintenance of an e-Commerce platform that we currently believe will expand our base of end-users.  However, we cannot assure you that the e-Commerce platform will result in the expected growth of our business.  In addition, as opportunities present themselves, we plan to look towards the commercialization of new applications of our current products, the continuing development of our pipeline of products and the in licensing or acquisition of new product opportunities.  Such future investments could involve significant resources to facilitate more rapid growth.  At present, we believe that our ongoing profitability is primarily dependent upon the continued success of our current product offerings and certain other strategic marketing initiatives.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, sales and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements.  On a periodic basis, we evaluate our estimates, including those related to revenue recognition, sales returns and allowances, accounts receivable, inventory, goodwill, other intangible assets, stock-based compensation and uncertainty in income taxes.  We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates.  By their nature, these estimates are subject to an inherent degree of uncertainty.  As a result, it is possible that our actual results will differ significantly from these estimates.  Our significant accounting policies are further described in Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Report.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue recognition.  We recognize revenues for our physician-dispensed segment in accordance with ASC 605, Revenue Recognition (“ASC 605”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  We recognize revenue when: (i) persuasive evidence of an arrangement exists; (ii) delivery of products has occurred or services have been rendered; (iii) the sales price charged is fixed or determinable; and (iv) collection is reasonably assured.  Our shipment terms are FOB shipping point as outlined in our sales agreements.

Our domestic sales agreements do not provide for rights of return or price protection.  However, we may approve returns on a case-by-case basis at our discretion.  Certain international distribution agreements do provide for rights of return and price protection.  Generally, such return rights are for a period of not more than 90 days after the products have been shipped to the distributors.  In accordance with ASC 605-15, Revenue Recognition - Products, we continuously monitor and track product returns and record a provision for the estimated amount of such returns, based on historical experience and any notification we receive of pending returns.  We do not grant any warranty provisions on our products.  We provide for discounts and allowances based on historical experience at the time revenue is recognized as a reduction to revenue.  To date, such provisions have approximated management’s estimates.  Other than our allowance for sales returns, the only estimates that we have to make regarding revenue recognition pertain to the collectability of the resulting receivable, both of which are discussed below.

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

As discussed earlier, in April 2011, we were made aware of enforcement actions taken against certain of our customers by the Agency and the AG regarding the shipping of our HQ Products, into the state of Texas.  As a result of these actions, we had voluntarily ceased shipping any HQ Products in the state of Texas.  We developed a plan that enabled our customers residing in Texas to return any of these products (that had not otherwise been detained) in their possession in exchange for credit or refund.  During the three months ended March 31, 2011, we recorded a sales returns and allowances provision related to this matter of $1.9 million and we recorded $0.3 million in estimated finished goods inventory to be returned as of March 31, 2011.  Our methodology for calculating the provision considered, by customer, the previous 12 months of sales history.  During the second and third quarters of 2011, we processed credits and refunds of $1.7 million for returned or detained products related to the Texas matter.  As of December 31, 2012, we did not anticipate further sales returns related to the matter.

If actual future experience for product returns and other sales allowances exceeds the estimates we made at the time of sale, our financial position, results of operations and cash flow would be negatively impacted.  To date, such provisions have approximated management’s estimates.

Accounts receivable.  We perform periodic credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of current credit information.  Receivables are generally due within 30 days.  For certain selected customers who we deem to be creditworthy based upon their prior payment history, we may extend our standard payment terms to net 60 days for selected product purchases made in connection with specific sales promotion programs.  Such extension does not represent a permanent change to the payment terms for such customers but, rather, is applicable only to those specified purchases made by such customers in connection with the related sales promotion.  We deem a receivable to be past due when it has not been paid in accordance with the terms of the applicable invoice (e.g., net 30 days or net 60 days) prepared at the time of sale.  Accounts receivable, net of allowance for doubtful accounts and sales returns, were $20.5 million and $21.0 million as of December 31, 2012 and 2011, respectively.  Of these amounts, 89.9% and 87.8%, were deemed current as of December 31, 2012 and 2011, respectively, which represented $18.4 million for both periods.

We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical write-offs as a percentage of product sales, adjusted specifically for accounts that are past due, non-performing, in bankruptcy or otherwise identified as at risk for potential credit loss.  Receivables are charged to the allowance for doubtful accounts when an account is deemed to be uncollectible, taking into consideration the financial condition of the customer and the value of any collateral.  As of December 31, 2012 we decreased our allowance for doubtful accounts to $0.6 million, from $1.2 million at December 31, 2011.  The decrease was primarily related to an improvement in collections, reducing write-offs during the year ended December 31, 2012.  Our days’ sales outstanding (“DSO”), has remained flat at 60 days as of December 31, 2012 and 2011.  On an annual basis, customers with significant purchases are reviewed for their creditworthiness.  If the financial conditions of our customers deteriorate, resulting in an impairment of their ability to make payments, and if the uncollectible balances exceed our estimates as of the balance sheet date, we would need to charge additional receivables to our allowances, and our financial position, results of operation and cash flow would be negatively impacted.  Our credit losses have historically been within our expectations and the allowance established.

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

In September 2011, the FASB issued authoritative guidance in ASC 350, Intangibles – Goodwill and Other (“ASC 350”), with respect to the annual goodwill impairment test that adds a qualitative assessment which allows companies to determine whether they need to perform the two-step impairment test.  We elected to adopt this accounting guidance early at the beginning of our third quarter of 2011 on a prospective basis for goodwill impairment tests.  The guidance under ASC 350 gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the guidance requires that goodwill be tested for impairment using a two-step process.  However, if an entity concludes otherwise, then it is not required to perform the two-step process.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

We have selected September 30 as the date on which we perform our annual goodwill impairment assessment.  We attribute the entire balance of our goodwill of $4.6 million to our physician-dispensed reporting unit.  Our determination of fair value of our goodwill considered the current and future economic, market, competitive conditions, and other relevant factors.  We evaluated the fair value of our goodwill using two approaches.  For the first approach, we derived valuation multiples from historical earnings data of guideline companies within our industry that compete in the physician-dispensed market, and then evaluated and adjusted the multiples based on our strengths and weaknesses relative to the guideline companies.  The derived multiples were then applied to our operating data to arrive at an indication of fair value.  Cash-free invested capital multiples, representing a marketable, minority interest, were calculated for the guideline companies as of September 30, 2012.  Revenue and earnings multiples were based on a valuation of the guideline companies’ profit margins, historical growth patterns, and a review of our own market factors, primarily related to our physician-dispensed business.  The second approach, the discounted cash flow method, focused on the expected cash flows of our physician-dispensed business.  We evaluated earnings projections through 2015, trending the growth down to 3% in the terminal year.  The discount rate for our physician-dispensed business was determined by utilizing a weighted average cost of capital analysis, which analyzed long-term government bonds, the Moody’s Seasoned Baa bond rate, the cost of equity of similar companies relative to our physician-dispensed business, as well as our capital structure.  Both methods were weighted at 50%.  The analyses concluded that the fair value of our physician-dispensed reporting unit significantly exceeded the carrying amount of our goodwill.  There were no impairment triggers during the year ended December 31, 2012.  Based on our analyses, no goodwill impairment charges were recognized for the years ended December 31, 2012, 2011 and 2010.

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

In April 2011, the sublicensee of our non-exclusive right to market and sell any and all products marked under the “Obagi” brand containing a specific range of Kinetin concentration in Japan, ceased the manufacture and distribution of products containing the Kinetin concentration in February 2011.  As a result, we recorded an impairment charge of $0.5 million during the three months ended March 31, 2011 related to the license.  In addition, during the years ended December 31, 2012 and 2011, we wrote off $0.1 million and $0.4 million in patents and trademarks that were abandoned, respectively.  These impairment charges were included as components of “Selling, general and administrative expenses” in the Consolidated Statements of Income and Comprehensive Income.

There were no other indicators of impairment noted during 2012; therefore no other tests were performed for long-lived assets.  Any unfavorable changes in market conditions or our product lines may result in the impairment of goodwill or an intangible asset, which could adversely impact our net income.

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

Uncertainty in Income Taxes. The provisions under ASC 740 prescribe a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this interpretation.  The provisions also provide guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes.  As of December 31, 2012, the liability for unrecognized tax benefits was $0.3 million.

Results of Operations

The year ended December 31, 2012 compared the year ended December 31, 2011

Net sales.  The following table compares net sales by operating segment and by product line for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011	Change
Net sales by operating segment	(in thousands)
Physician-dispensed	$116,214	109,677	6%
e-Commerce	—	—	0%
Licensing	4,464	4,431	1%
Total net sales	$120,678	$114,108	6%

Net sales by product line
Nu-Derm	$62,671	$60,035	4%
Vitamin C	18,580	16,604	12%
Elasticity	13,163	11,313	16%
Therapeutic	7,075	6,491	9%
Other	14,725	15,234	-3%
Total	116,214	109,677	6%
Licensing	4,464	4,431	1%
Total net sales	$120,678	$114,108	6%

United States	82%	83%
International	18%	17%

 Net sales increased by $6.6 million to $120.7 million during the year ended December 31, 2012, as compared to $114.1 million during the year ended December 31, 2011.  Overall, our growth during the year ended December 31, 2012 was primarily due to: (i) growth in the international physician-dispensed market; (ii)  a decline of $1.7 million in the sales returns and allowances provision originally recorded during the year ended December 31, 2011, related to the actions brought by the Texas state regulatory bodies (see “Overview and Recent Developments” above for further discussion) in April 2011; and (iii) our re-introduction of prescription products into Texas in May 2012.  Net sales attributed to Texas increased as a percentage of our total net sales from 5% for the year ended December 31, 2011 to 6% for the year ended December 31, 2012.

Physician-dispensed sales increased $6.6 million to $116.2 million during the year ended December 31, 2012, as compared to $109.7 million during the year ended December 31, 2011.  We experienced net increases in the following product categories: (i) an increase in Nu-Derm of $2.6 million; (ii) a $2.0 million increase in Vitamin C sales; (iii) a $1.9 million increase in Elasticity sales, driven primarily by the launch of ELASTIderm Complete Complex Eye Serum in January 2012; and (iv) an increase of $0.6 million in Therapeutic sales.  The growth in our Nu-Derm sales was primarily due to: (i) $1.1 million in sales returns related to Texas recorded during the year ended December 31, 2011; and (ii) $1.0 million attributable to the launch of Obagi Hydrate in October 2012.  These product category increases were partially offset by a decrease of $0.5 million in the Other product category.  Licensing fees increased slightly to $4.5 million during the year ended December 31, 2012, as compared to $4.4 million during the year ended December 31, 2011.  As Bella began distributing our products directly to consumers in mid-December 2012, revenues related to this initiative are nominal for the year ended December 31, 2012.

Our aggregate sales growth was composed of $4.2 million in the U.S., and $2.4 million from our International markets.  The increase in International sales was primarily due to increases in the Nu-Derm, Vitamin C and Elasticity product categories and was principally a result of: (i) a $1.3 million increase in the Europe and Other regions; (ii) a $0.8 million increase in the Far East region; (iii) a $0.2 million increase in the Americas; and (iv) a $0.1 million increase from the Middle East.  The growth in our international markets can be partially attributed to the increased regional specific marketing and practice building support we provided to our international distributor partners during the year ended December 31, 2012.

Gross margin percentage.  Our gross margin percentage improved slightly to 79.2% during the year ended December 31, 2012, as compared to 78.9% during the year ended December 31, 2011.  The gross margin for our physician-dispensed segment slightly increased to 78.4% as compared to 78.1% for last year.  This increase was primarily a result of a change in sales mix among products, favoring our higher-margin products during the year ended December 31, 2012 as compared to the year ended December 31, 2011.  In addition we experienced a reduction in inventory reserves during the first quarter of 2012, as $0.3 million in inventory was reserved during the first quarter of

2011 related to the Texas matter.  Our gross margin for our licensing segment increased slightly to 100.0% compared to 99.7% for last year.  The increase in our licensing segment gross margin is due to a decline in license amortization expense and royalties expense related to products containing a specific Kinetin concentration, during the year ended December 31, 2011 (see “Impairment of License” discussion under “Overview”), as compared to the prior year.  Cost of sales also includes outbound shipping and handling, work order scrap, licensing and royalty fees related to licensed intellectual property, depreciation and amortization attributable to products sold, and an inventory reserve for shrinkage and write-downs.

Selling, general and administrative.  Selling, general and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, insurance costs, stock-based compensation, depreciation and amortization not attributable to products sold, warehousing costs, marketing costs, travel expenses, general and administrative support expenses and other selling expenses.  Selling, general and administrative expenses decreased $5.8 million to $66.0 million during the year ended December 31, 2012, as compared to $71.9 million for the year ended December 31, 2011.  The decrease was primarily due to the following: (i) the receipt of net insurance proceeds of $8.4 million from our insurance carriers related to the Dr. Obagi litigation and settlement; (ii) a $7.9 million decrease in costs associated with the litigation and settlement of matters related to Dr. Obagi (see Notes 9 and 10 to our Consolidated Financial Statements); (iii) a decrease of $1.0 million in expenses associated with regulatory matters in Texas; (iv) a $1.0 million decrease in other marketing expenses as during the year ended December 31, 2011, we invested in extensive market research and consumer engagement initiatives to update and enhance our Internet presence; (v) a $0.5 million decrease in impairment charges (see “Impairment of License” discussion under “Overview and Recent Developments”); (vi) a $0.2 million decrease in product development expenses; (vii) a $0.2 million decrease in volume-driven expenses, primarily bad debt expense; and (viii) a $0.2 million decrease in depreciation and amortization expense.  These decreases were partially offset by: (i) $3.9 million in expenses directly related to the development and set-up of our e-Commerce platform; (ii) a $2.3 million increase in headcount-related expenses, primarily due to an increase accrued bonus during the year ended December 31, 2012 and an increase in operational and general and administrative headcount; (iii) $1.1 million in expenses associated with the regulatory matters in California; (iv) $1.1 million in research concerning the Japanese market; (v) a $0.9 million increase in promotions and training expenses; (vi) $0.8 million in corporate advisory expenses related to our review of alternatives to increase shareholder value; (vii) a $0.8 million increase in professional fees; (viii) a $0.7 million increase in non-cash compensation expense; (ix) a $0.7 million increase in advertising primarily due to increased advertising support for our international distributors; (x) a $0.6 million increase in other expenses, primarily related to lobbying activities; (xi) $0.5 million in expenses related to the establishment of a second source for certain of our products; and (xii) $0.2 million in expenses related to researching physician opportunities.   As a percentage of net sales, selling, general and administrative expenses in the year ended December 31, 2012 decreased to 55% as compared to 63% for the year ended December 31, 2011.  However, we anticipate operating costs to increase, due to our continuing investment in certain strategic initiatives.

Research and development.  Research and development expenses remained flat at $2.2 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011.  During the year ended December 31, 2012, expenses related to the development of line extensions and reformulations of existing products increased $0.4 million.  This increase was offset by: (i) a $0.3 million decrease in impairment charges related to abandoned patents; and (ii) a $0.1 million decrease in expenses related to the development of new products during the year ended December 31, 2012.  The flat nature of our research and development costs is primarily due to the timing of our research and development activities and we have not reduced, nor do we intend to reduce, our long-term emphasis on research and development.  As a percentage of net sales, research and development costs were 2% in each of the years ended December 31, 2012 and 2011.

Interest income and Interest expense.  Interest income increased to $63,000 for the year ended December 31, 2012 from $35,000 for the year ended December 31, 2011.  We earn interest income from the investment of our cash balance into higher interest-yielding certificates of deposit.  The increase is due to an increase in our average cash and cash equivalents, including short-term investments, from $24.1 million for the year ended December 31, 2011 to $35.2 million for the year ended December 31, 2012, and an increase in our weighted average interest rate from 0.24% during the year ended December 31, 2011 to 0.25% during the year ended December 31, 2012.  Interest expense decreased to $77,000 during the year ended December 31, 2012, as compared to $143,000 for the year ended December 31, 2011.  Interest expense primarily consists of amortization of debt issuance costs and commitment fees related to our Credit and Term Loan Agreement.

Income taxes. Income tax expense increased $4.9 million to $10.8 million for the year ended December 31, 2012, as compared to $5.9 million for the year ended December 31, 2011.  Our effective tax rate was 39.3% for the year ended December 31, 2012 and 37.0% for the year ended December 31, 2011.  The difference is primarily due to the impact of the 2011 research and development credit and an increase in our lobbying expenses.  The research and development tax credit for 2012 was not extended by Congress until subsequent to December 31, 2012.  As a result, the impact of the 2012 research and development tax credit will be recognized during the first quarter of 2013.

The year ended December 31, 2011 compared the year ended December 31, 2010

Net sales.  The following table compares net sales by operating segment and by product line for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010	Change
Net sales by operating segment	(in thousands)
Physician-dispensed	$109,677	108,362	1%
e-Commerce	—	—	0%
Licensing	4,431	4,401	1%
Total net sales	$114,108	$112,763	1%

Net sales by product line
Nu-Derm	$60,035	$59,166	1%
Vitamin C	16,604	16,413	1%
Elasticity	11,313	11,551	-2%
Therapeutic	6,491	7,261	-11%
Other	15,234	13,971	9%
Total	109,677	108,362	1%
Licensing	4,431	4,401	1%
Total net sales	$114,108	$112,763	1%

United States	83%	84%
International	17%	16%

 Net sales increased by $1.3 million to $114.1 million during the year ended December 31, 2011, as compared to $112.8 million during the year ended December 31, 2010.  Overall, we believe our net sales growth during the year ended December 31, 2011 was primarily due to the launch of new products, a larger base of active accounts and international physician-dispensed growth.  However, we believe this growth was offset by the Texas regulatory matter.

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

Research and development.  Research and development expenses decreased $1.7 million to $2.2 million for the year ended December 31, 2011, as compared to $3.9 million for the year ended December 31, 2010.  The decrease was primarily due to: (i) a $1.1 million decrease in expenses related to the development of line extensions and reformulations of existing products; (ii) a $0.5 million decrease in accelerated advisory and related fees pursuant to the termination of the Agreement with Dr. Obagi in September 2010; and (iii) a $0.4 million decrease in expenses related to the development of new products.  These decreases were partially offset by a $0.3 million impairment charge related to abandoned patents.  The decline in our research and development costs is primarily due to the timing of our research and development activities and we have not reduced, nor do we intend to reduce, our long-term emphasis on research and development.  As a percentage of net sales, research and development costs in the year ended December 31, 2011 were 2% as compared to 3% in the year ended December 31, 2010.

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

Liquidity and Capital Resources

Trends and uncertainties affecting liquidity

Our primary sources of liquidity are our cash generated by operations and availability under our Credit and Term Loan Agreement.  As of December 31, 2012 we had approximately $34.6 million in cash and cash equivalents and $35.0 million available under the Facility and Term Loans.  We believe that our existing cash balances and cash generated by operations, together with our available credit capacity, will enable us to meet foreseeable liquidity requirements.  The following has or is expected to impact liquidity:

•
On March 6, 2012, our Board authorized a $20.0 million increase to our stock repurchase program, resulting in the availability to repurchase up to $30.0 million of our common stock as of such date.  During the year ended December 31, 2012, we purchased 1,500,000 shares of our outstanding stock at a cost of $19.8 million.  As of December 31, 2012, we had $10.2 million remaining available to repurchase our outstanding stock under the program;

•
The legal costs and related settlement expense related to the litigation and arbitration involving us and Dr. Obagi were material.  During the year ended December 31, 2011, we recorded $5.0 million for the one-time settlement payment and $2.9 million in litigation fees related to this matter.  In October 2012, we entered into an Insurance Settlement with our insurance carriers.  Pursuant to the Insurance Settlement, we released the insurance carriers of all claims we did assert and could have asserted in the motions filed by us against the insurance carriers and in the underlying claims with Dr. Zein Obagi and related parties.  In consideration for the final disposition of the matter, the insurance carriers paid us $14.0 million in October 2012, at which time we recorded net proceeds of approximately $8.4 million after legal expense as a gain on legal settlement related to the matter;

•
During the year ended December 31, 2011, we recorded $1.7 million in sales returns for products returned from customers residing in the state of Texas.  We voluntarily ceased shipment of certain of our HQ Products into the state of Texas from April 2011 to May 2012.  Although we resumed shipping HQ products in Texas in May 2012, we cannot assure you that our sales of such products in that state will return to historical levels.  Texas net sales, including products containing hydroquinone, represented approximately 6% and 5% of our total net sales during the year ended December 31, 2012 and 2011, respectively;

•
Although no enforcement action has been instituted against us for the California regulatory matter to date, it is possible that we will incur significant legal costs and potential penalties may be assessed (see Government Regulations in Item I of Part I of this Report).  If the ultimate expenses, penalties and/or restrictions are material, this matter could have a material adverse effect on our consolidated financial position, results of operations and cash flows;

•
We plan to continue to invest significant capital and other resources in 2013 of between $4.0 million and $6.0 million into the creation and maintenance of an e-Commerce platform and fulfillment center.  We cannot assure you that the e-Commerce platform will result in the growth of our business.  Investment in this initiative could have a material adverse effect on our consolidated financial position, results of operations and cash flows.  During the year ended December 31, 2012, we recorded $3.9 million and $2.8 million in expenses and capital expenditures, respectively, related to this strategic initiative; and

•
In January 2013, we received a notice from a stockholder informing us that it intends to nominate a slate of candidates to replace our current Board of Directors at our 2013 Annual Meeting of Stockholders.  The Board is actively engaged in overseeing management's execution of our strategic plan, which includes further penetrating our existing physician channel, launching our e-Commerce platform and expanding in international markets.  Our Board believes that this strategy will result in significant value for all stockholders.  We will provide stockholders with proxy materials, including a proxy card, in connection with the 2013 Annual Meeting of Stockholders in due course.  We expect this effort will require legal and proxy solicitation services, as well as printing and other related expenses, of  between $0.5 million and $1.5 million during the year ended December 31, 2013.  During the year ended December 31, 2012, we incurred $0.8 million related to this matter and other advisory services

We are operating in an uncertain and volatile economic environment, which could have unanticipated adverse effects on our business.  The pharmaceutical industry has been impacted by the volatility in the financial markets, including declines in stock prices, and by uncertain economic conditions.  Increases in food and fuel prices, changes in the availability of consumer credit and housing markets, actual and potential job losses among many sectors of the economy, significant declines in the stock market resulting in large losses to consumer retirement and investment accounts, and uncertainty regarding future federal tax and economic policies have all added to declines in consumer confidence and curtailed consumer spending.

In order to remain competitive in the marketplace, for certain selected customers who we deemed to be creditworthy based upon their prior payment history, we extended our standard payment terms from net 30 days to net 60 days for selected product purchases made in connection with certain sales promotion programs.  Such extension does not represent a permanent change to the payment terms for such customers but, rather, was applicable only to specified purchases made by such customers in connection with the applicable sales promotion program.  Sales of products having net 60 day payment terms represented 50% and 53% of our net sales for the year ended December 31, 2012 and 2011, respectively.  Our DSO has remained flat at 60 days as of December 31, 2012 and 2011.

It is unclear how long the current economic environment will continue, whether there will be new events that could contribute to additional deterioration, and if so, what effect such events could have on our business in 2013.  As noted above, to facilitate more rapid growth, we plan to invest in a new e-Commerce platform and fulfillment center and, as the opportunities arise, the commercialization of new application of our current products, the continuing development of our pipeline of products and the in licensing or acquisition of new product opportunities, and expansion and further penetration in international markets.  While we plan to increase our investments in these initiatives, we expect to continue to generate positive cash flow through our operations.

As of December 31, 2012, we had no outstanding balance on the Facility or Term Loans.  We were in compliance with all financial and non-financial covenants under the Credit and Term Loan Agreement as of December 31, 2012.  We expect to be in compliance with both our non-financial and financial covenants during 2013; however, economic conditions or the occurrence of any of the significant events discussed above under “Risk Factors” could cause noncompliance with our financial covenants.

We expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity.  As of December 31, 2012 and 2011, we had approximately $47.4 million and $52.4 million, respectively, in working capital.  We invested approximately $ 3.2 million in capital expenditures during the year ended December 31, 2012, which largely consisted of software and IT upgrades.  In 2013, we expect to spend approximately $2.6 million in capital expenditures, primarily related to software and IT upgrades and our e-Commerce platform and fulfillment center.

Cash requirements for our business

Historically, we have generated cash from operations in excess of working capital requirements and through private and public sales of common stock.  We currently invest our cash and cash equivalents in large money market funds.  As of December 31, 2012 and 2011, we had approximately $34.6 million and $35.0 million, respectively, of cash and cash equivalents.

On April 17, 2012, we entered into an amendment (the “Amendment”) to the Credit and Term Loan Agreement, dated as of November 3, 2010, as amended.  The Amendment was retroactively effective as of March 30, 2012.  Pursuant to the terms of the Amendment, we have access to: (i) up to $20.0 million in a revolving credit facility; and (ii) one or more term loans in an aggregate amount of up to $15.0 million.

The Amendment, among other things, extended the eligible draw period of the Term Loans until the earliest to occur of: (i) the date the aggregate outstanding principal balance of the Term Loans equals $15.0 million; (ii) July 1, 2013; or (iii) the date we request to close out the Term Loans.  In addition, the Facility will terminate, and any amounts outstanding under the Facility will be due on July 1, 2014 and all amounts outstanding under the Term Loans will be due five years after the last day we request to close out the Term Loans, unless terminated earlier in accordance with the provisions of the Credit and Term Loan Agreement.  The Amendment also allows intercompany loans or intercompany investments in our subsidiary created for the e-Commerce initiative, OPO, in an aggregate not to exceed $12.0 million and exempts OPO from the subsidiary requirements of the Credit and Term Loan Agreement.  As of the date of the Amendment, we had no outstanding balance on the Facility or the Term Loans.

Any borrowings under the Credit and Term Loan Agreement will bear variable interest based on a margin, at our option, over prime rate or LIBOR as defined in the Credit and Term Loan Agreement.  All amounts borrowed under the Credit and Term Loan Agreement are secured by a first priority security interest in all of our tangible and intangible assets.  The Credit and Term Loan Agreement contains certain financial and non-financial covenants.  Non-financial covenants include, among other things, monthly and quarterly reporting of a listing of our intellectual property.  Financial covenants include requirements for maintaining: (i) a minimum quick ratio; (ii) a maximum ratio of total liabilities to tangible effective net worth; and (iii) a minimum adjusted EBITDA amount; as well as limitations on (a) annual capital expenditures, (b) asset- or equity-based investments, (c) stock repurchases, which may not exceed $70.3 million, (d) dividend distributions, which may not exceed 25% of net income for the preceding fiscal year, and (e) joint venture investments, which may not exceed $2.0 million.  See below for covenant compliance:

	As of December 31, 2012	Requirement
Facility Covenants
Minimum quick ratio	3.0	1.0
Maximum ratio of total liabilities to tangible effective net worth	0.29	2.00
Minimum adjusted EBITDA	$31.1 million	$12.0 million
Maximum stock repurchase	$60.1 million	$70.3 million
Maximum dividend distribution	$0	$2.37 million
Maximum capital expenditures	$0.4 million	$3.0 million

As of December 31, 2012, we had no outstanding balance on the Facility or Term Loans.  We were in compliance with all financial and non-financial debt covenants under the Credit and Term Loan Agreement, as amended, as of December 31, 2012.

On October 26, 2010, we announced that our Board of Directors authorized us to repurchase up to $45.0 million of our common stock, depending on market conditions and other factors.  Share repurchases could include the repurchase of shares from the selling stockholders in connection with the secondary offering of our common stock completed in November 2010, as well as repurchases made through open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.  During the fourth quarter ended December 31, 2010, we repurchased 3,556,910 shares of our outstanding common stock for a cost of $35.0 million.  No repurchases were effected during the year ended December 31, 2011, leaving us with $10.0 million available for repurchases under the program.  On March 6, 2012, our Board authorized a $20.0 million increase to our stock repurchase program, resulting in the availability to repurchase up to $30.0 million of our common stock as of such date.  During the year ended December 31, 2012, we purchased 1,500,000 shares of our outstanding stock for a cost of $19.8 million.  As of December 31, 2012, we had $10.2 million available for repurchases under the program.  This authorization does not obligate us to acquire any particular amount of common stock nor does it ensure that any shares will be repurchased, and it may be suspended at any time at our discretion.

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

Foreign Currency Fluctuations

Approximately 4% of our net sales in 2012 were derived from operations outside the United States and were denominated in Japanese Yen.  None of our international cost structure is denominated in currencies other than the U.S.

dollar.  As a result, we are subject to fluctuations in sales and earnings reported in U.S. dollars due to changing currency exchange rates.  We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

Cash Flow

Year ended December 31, 2012. For the year ended December 31, 2012, net cash provided by operating activities was $20.4 million.  The primary sources of cash were $16.6 million in net income, including the effect of: (i) adjusting for non-cash items; (ii) an increase in accounts payable and accrued liabilities through timing of payments for operational, promotional and inventory purchases; (iii) an increase in income taxes payable; (iv) a decrease in income taxes receivable; and (v) a decrease in accounts receivable; which were partially offset by: (i) an increase in inventory through a decrease in our inventory turn ratio from 5.2 to 4.5; and (ii) an increase in prepaids and other assets.

Net cash used in investing activities was $3.2 million for the year ended December 31, 2012.  This was primarily due to costs associated with software and IT upgrades and investments in licenses and patent-related intellectual property during the year ended December 31, 2012.  We anticipate spending approximately $2.6 million for total capital expenditures in 2013 primarily for planned investments in software and IT upgrades and our e-Commerce platform and fulfillment center.

Net cash used in financing activities was $17.7 million for the year ended December 31, 2012.  This was primarily due to the repurchase of 1,500,000 shares of our outstanding stock for a cost of $19.8 million, which was partially offset by proceeds received from the exercise of stock options during the year ended December 31, 2012.

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

Related Party Transactions

Cobrek Pharmaceuticals, Inc.

From November 2010 through March 2011, we entered into consulting arrangements with certain individuals affiliated with Cobrek Pharmaceuticals, Inc. (“Cobrek”) to provide consulting services to us.  These individuals include: (i) Cobrek’s Vice President of Regulatory Affairs and Quality Assurance; (ii) the Chairman of the board of directors of Cobrek; (iii) a member of the board of directors of Cobrek; and (iv) a senior consultant to Cobrek.  For both of the years ended December 31, 2012 and 2011, we recorded $0.9 million in aggregate fees and related expenses for consulting services provided by these four consultants.  As of December 31, 2012 and 2011, amounts due to the four consultants aggregated $40,000 and $0.1 million, respectively, and are included in “Amounts due to related parties” in the Consolidated Balance Sheets.

       In addition to the four consultants mentioned above, Albert F. Hummel, our President and Chief Executive Officer and member of our Board of Directors, was also the Chief Executive Officer, a member of the board of directors and a holder of more than 10% of the outstanding stock of Cobrek.  For the year ended December 31, 2011, we recorded $0.2 million in fees and related expenses for consulting services provided by Mr. Hummel prior to entering into an employment arrangement and subsequent employment agreement with him.  These expenses were recorded as a component of “Selling, general and administrative expenses.”  See Note 10, “Albert F. Hummel Employment Agreement” in our Notes to Consolidated Financial Statements for further information.

In December 2012, Cobrek was acquired by Perrigo Company, and since the acquisition, neither Mr. Hummel nor the consultants who provided services to us have any relationship with Cobrek.

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

Commitments and Contractual Obligations

Our major outstanding contractual obligations relate to operating leases and capital leases.  These contractual obligations as of December 31, 2012 were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Capital lease obligations	$20	$12	$6	$2	$—
Operating lease obligations	9,437	1,996	3,006	2,878	1,557
Total	$9,457	$2,008	$3,012	$2,880	$1,557

Capital leases.  We lease certain office equipment for use in our operations that are classified under capital leases.  Our payment obligations under capital leases represent both principal and interest at implied fixed rates.  The leases expire through May 2014.

Operating leases.  We lease our corporate offices in Long Beach, California and distribution center in Carson, California under separate leases expiring in October 2018 and October 2013, respectively. In June 2012, we entered into a lease for space for our e-Commerce fulfillment center in South Jordan, Utah which expires in January 2020.  In addition, we lease automobiles for our sales representatives and other office equipment generally under 36-month contracts.

Uncertainty in Taxes.  In connection with provisions under ASC 740, at December 31, 2012, we had approximately $0.3 million of long-term liabilities, associated with uncertain tax positions.  The table above does not reflect our uncertain tax liability as the resolution of the balance, including the timing of payments, is contingent upon various unknown factors, and cannot be reasonably estimated.  Refer to Note 6 to the Consolidated Financial Statements for further information on unrecognized tax benefits.

Recent Accounting Pronouncements

New Accounting Standards

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This update requires entities to disclose items reclassified out of accumulated other comprehensive income and into net income in a single location within the financial statements.  This new guidance is effective for us beginning January 1, 2013, with early adoption permitted.  We adopted this new guidance beginning the year ended December 31, 2012, and applied it retrospectively.  The adoption of this guidance did not have a significant impact on our consolidated financial statements.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update) (“ASU 2012-03”).  This update amends various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 114.  The adoption of ASU 2012-03 did not expect have a material impact on our consolidated financial statements.

In June 2011, the FASB issued authoritative guidance in ASC 220, Comprehensive Income, on the presentation of other comprehensive income.  The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires an entity to present either one continuous statement of net income and other comprehensive income or two separate, but consecutive statements.  Further, the guidance requires reclassification adjustments from other comprehensive income to net income to be presented on the face of the financial statements.  However, in December 2011, the FASB issued follow-up guidance to defer the requirement to present reclassification adjustments from other comprehensive income on the face of the financial statements and allow entities to continue to report reclassifications out of accumulated other comprehensive income.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  We adopted this new guidance beginning January 1, 2012, and applied it retrospectively.  The adoption of this guidance did not have a significant impact on our consolidated financial statements.

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

Interest Rate Risk

Our interest income and expense is more sensitive to fluctuations in the general level of U.S. prime rate and LIBOR interest rates than to changes in rates in other markets.  Changes in U.S. LIBOR interest rates affect the interest earned on our cash and cash equivalents.  At December 31, 2012, we had approximately $34.6 million of cash and cash equivalents.  If the interest rates on our cash and cash equivalents were to increase or decrease by 1% for the year, annual interest income would increase or decrease by approximately $0.3 million.

Other Risks

The negative downturn in the economy in recent years has had an adverse impact on the financial services industry, including insurance companies, some of whom provide insurance coverage to us.  To the extent we have any claims in the future and such insurance providers are unable, due to their financial condition, to pay covered claims, we could experience adverse impacts on our cash flow and cash reserves.  We have no way of knowing whether or not any insurance providers that are financially stable at this time will experience financial difficulties in the future that could impact their ability to pay covered claims.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act).  Under the supervision and with the participation of management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that Obagi’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its Report of Independent Registered Public Accounting Firm under Part IV, Item 15 of this Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:    OTHER INFORMATION

Adoption of 2013 Performance Incentive Plan

On March 11, 2013, the Compensation Committee of our Board of Directors approved and adopted the Obagi 2013 Performance Incentive Plan (the “2013 Plan”), which was designed to motivate, retain and reward our employees, including our executives, based upon the achievement of corporate revenue and adjusted EBIT objectives, as well as individual objectives in certain cases.  Assuming 100% achievement of the target revenue and adjusted EBIT objectives, the aggregate 2013 Plan pool will be funded in the amount of $2.48 million, a slight increase from the target pool of $2.47 million under our 2012 Performance Incentive Plan.  For the 2013 Plan pool to be funded for executive officers and other participants to earn any bonuses, we must achieve at least 80% of the revenue objective and at least 80% of the adjusted EBIT objective.  If the revenue and adjusted EBIT objectives are exceeded, an increased amount will be funded to the 2013 Plan pool, up to 150% of the target pool.  If we achieve between the minimum required 80% and the target 100% of each objective, then the potential bonus amount for each executive officer and non-executive employee will be reduced by 5% and 3%, respectively, for each 1% that we are below the target objective, and the bonus pool will be reduced accordingly.  Thirty percent of the 2013 Plan pool will relate to the revenue objective, and 70% of the pool will relate to the adjusted EBIT objective.

In the event that the revenue and adjusted EBIT objectives are sufficiently achieved to fund the 2013 Plan pool, the participants in the 2013 Plan may be eligible to receive individual incentive awards as established by our Compensation Committee based on achievement of individual performance objectives, the corporate financial objectives (in certain cases) and/or certain company performance objectives. Our Compensation Committee has established the following individual target bonus amounts calculated as a percentage of the participant’s current base salary for our executive officers:

Name and Title	Target as a Percentage of Base Salary	Target Bonus Amount
Albert F. Hummel, Chief Executive Officer and President	75%	$386,250
Preston S. Romm, Chief Financial Officer and Executive Vice President, Finance, Operations and Administration	60%	$201,000
David S. Goldstein, Executive Vice President, Global Sales and Field Marketing	50%	$155,000
Laura B. Hunter, Vice President, General Counsel and Secretary	50%	$137,500
Mark T, Taylor, Senior Vice President, Corporate Development and Investor Relations	50%	$135,000

The Compensation Committee may, if permitted by law, make retroactive adjustments to any awards made under the 2013 Plan paid to our executive officers where the payment was predicated upon the achievement of specified financial results that were the subject of a subsequent restatement.  Where applicable, we will seek to recover any amount determined to have been inappropriately received by the individual executive officer.

Eligible participants under the 2013 Plan are full-time employees, including executives, who do not participate in sales or other variable incentive pay plans and are employed by us on December 31, 2013.

Adoption of Amendments to the 2005 Stock Incentive Plan

On March 11, 2013 our Board of Directors approved an amendment to our 2005 Stock Incentive Plan, as amended, to provide that the Compensation Committee may make retroactive adjustments to any performance based award (cash or equity-based) made under the plan to executive officers who are subject to Section 16 of the Exchange Act and other designated executives where the payment was predicated upon the achievement of specified financial results that were the subject of a subsequent restatement.  Where applicable, the Compensation Committee will seek to recover any amount determined to have been inappropriately received by the individual executive.

Amendments to Certain Executive Employment Agreements

On March 11, 2013 (the “Amendment Date”), our compensation committee approved amendments to the Amended and Restated Executive Employment Agreements with each of the following executive officers: Mr. Preston Romm, our Chief Financial Officer and Executive Vice President, Finance, Operations and Administration, Mr. David Goldstein, our Executive Vice President, Global Sales and Field Marketing, Ms. Laura Hunter, our Vice President, General Counsel and Secretary, and an amendment to the Executive Employment Agreement with Mr. Mark Taylor, our Senior Vice President, Corporate Development and Investor Relations (collectively, the “Executive Amendments”).  Prior to the Executive Amendments, in the event of a change in control in which the consideration that was paid was solely cash, all options and restricted stock units held by the executive would accelerate and vest in full, and all options would become exercisable immediately prior to such change in control, regardless of the executive’s continued employment status.

       Under the Executive Amendments, any options or RSUs granted to the executive after the Amendment Date will, in the event of termination of the executive’s employment for good reason following a change in control, vest in full and all such options will become immediately exercisable.  With respect to options granted to an executive prior to the Amendment Date (“Current Options”), such options will continue to vest in full and become exercisable in the event of a change in control in which the consideration that is paid is solely cash, regardless of the executive’s continued employment status.  In the event of a change in control in which the consideration paid is stock or a combination of stock and cash, the Current Options will continue to be governed by the terms of the existing agreements for such options, provided, however, that if the executive’s employment is terminated following the change of control for good reason, then such Current Options will vest in full and become immediately exercisable on the date of termination.

Amendment of Software Agreement with Koogly

On March 11, 2013, OPO entered into an amendment of the Software Agreement dated March 6, 2012 by and between OPO and Koogly (the “Original Software Agreement”).  Under the terms of the Original Software Agreement, OPO agreed to pay Koogly a one-time license fee of $1.4 million, payable in two installments as follows: (i) half of the fee was payable upon execution of the Original Software Agreement and (ii) the second half was due after OPO received the software that Koogly was developing for and had had the opportunity to test and use it for a 90 day period, which period could be extended to correct and retest any defects in the software.  Under the amendment, the remaining half of the license fee is now payable as follows: (i) $337,500 was due upon execution of the amendment; (ii) $168,750 will be due and payable upon initial delivery of the software and determination by OPO, after testing, that such software is sufficiently functional to launch OPO’s online business in a beta environment and; (iii) the remaining $168,750 will be due and payable after delivery by Koogly to OPO of the warehouse management system portion of the software and OPO’s determination, after testing, that such system has no material defects.  In addition, under the amendment, Koogly has agreed to provide OPO with additional programming services for a period of six months for a $175,000 fee.  OPO may choose to extend these services for an extra six month period for an additional $175,000 fee.  In addition, Koogly has agreed to provide certain debugging services to OPO for a fee not to exceed $50,000.

PART III

ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated into this Report by reference to the definitive proxy statement for our 2013 Annual Meeting of Stockholders (the “Proxy Statement”).

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

(in thousands)	Balance at Beginning of Period	Charged (Credited) to Cost and Expense	Charged to Contra- Revenue	Deductions	Balance at End of Period
Year ended December 31, 2010
Allowance for doubtful accounts	$1,532	$1,531	$—	$(883)	$2,180
Allowance for sales returns	492	—	(225)	—	267
Reserve for inventories	598	1,031	—	(1,029)	600
Valuation allowance for deferred tax assets	47	—	—	(47)	—
Year ended December 31, 2011
Allowance for doubtful accounts	$2,180	$74	$—	$(1,084)	$1,170
Allowance for sales returns	267	—	35	—	302
Reserve for inventories	600	790	—	(925)	465
Year ended December 31, 2012
Allowance for doubtful accounts	$1,170	$(223)	$—	$(359)	$588
Allowance for sales returns	302	—	74	—	376
Reserve for inventories	465	181	—	(96)	550

(a)3. Exhibits:

		Where Located
Exhibit	Exhibit title	Form	Exhibit No.	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company.	S-1/A	3.1	11/29/2006
3.2	Second Amended and Restated Bylaws of the Company.	8-K	3.1	2/29/2008
3.3	Amendment to Second Amended and Restated Bylaws	10-Q	3.3	11/1/2012

4.1	Specimen Stock Certificate.	S-1/A	4.1	11/29/2006
10.1	OMP, Inc. 2000 Stock Option/Stock Issuance Plan and forms of award agreements.**	S-1	10.1	9/13/2006
10.2	Amended and Restated Obagi Medical Products, Inc. 2005 Stock Incentive Plan and forms of award agreements.**	S-1/A	10.2	12/12/2006
10.3	Distribution Agreement, by and between the Company and Cellogique Corporation, dated November 10, 2005, as amended.+	S-1/A	10.6	11/15/2006
10.4	Know-How and Trademark License Agreement, by and between the Company and Rohto Pharmaceutical Co, Ltd., dated September 13, 2002, as amended.+	S-1/A	10.7	11/15/2006
10.5	Consultant Services and Confidentiality Agreement, dated July 18, 2005, by and among the Company, Jose Ramirez, and JR Chem LLC.+	S-1/A	10.2	11/15/2006
10.6	Form of indemnification agreement.**	S-1	10.21	9/13/2006
10.7	Patent License Agreement by and between the Company and Avon Products, Inc., dated June 26, 2003.+	S-1/A	10.23	11/15/2006
10.8	Non-Employee Director Compensation Policy, adopted July 30, 2012, as amended.**				X
10.9	Lease Agreement between OMP, Inc. and Kilroy Realty, L.P. dated April 30, 2008.	8-K	10.1	5/6/2008
10.10	Amendment to Lease Agreement between OMP, Inc. and Kilroy Realty, L.P., dated August 6, 2008.	10-Q	10.45	8/11/2008
10.11	Implementation and Support Agreement by and between the Company and Specialists in Custom Software, Inc., dated June 24, 2008.	10-Q	10.43	8/11/2008
10.12	Lease Agreement between OMP, Inc. and Cypress-Southbay, LLC. and related construction rider, dated July 8, 2008.	10-Q	10.44	8/11/2008
10.13	Amendment and Addendum to Know-How and Trademark License Agreement, by and between the Company and Rohto Pharmaceutical Co, Ltd., dated December 4, 2008.+	10-Q	10.48	11/6/2009
10.14	License and Supply Agreement, by and between the Company and Rohto Pharmaceutical Co, Ltd., dated December 4, 2008.+	10-K	10.49	3/13/2009
10.15	Amendment and Addendum to Consultant Services and Confidentiality Agreement by and between the Company and Jose Ramirez, and JR Chem LLC.+	10-K	10.52	3/13/2009
10.16	Form of Employment Agreement by and between the Company and its executive officers**	8-K	10.53	6/18/2009

		Where Located
Exhibit	Exhibit title	Form	Exhibit No.	Filing Date	Filed Herewith
10.17	Amended Employment Agreement by and between the Company and Preston S. Romm, dated as of June 15, 2009**	8-K	10.54	6/18/2009
10.18	Amended Employment Agreement by and between the Company and David S. Goldstein, dated as of June 15, 2009**	8-K	10.55	6/18/2009
10.19	Amended Employment Agreement by and between the Company and Laura B. Hunter, dated as of June 15, 2009**	8-K	10.56	6/18/2009
10.20	Executive Employment Agreement by and between the Company and Albert F. Hummel, dated as of April 21, 2011**	10-Q	10.1	8/5/2011
10.21	Executive Employment Agreement by and between the Company and Mark Taylor, dated as of August 16, 2012**				X
10.22	Amended and Restated Product Supply Agreement between the Company and Triax Pharmaceuticals LLC dated August 24, 2009+	10-Q	10.57	11/6/2009
10.23	Amendment No. 2 to Distribution Agreement between the Company and Cellogique Corporation, dated September 26, 2009+	10-Q	10.58	11/6/2009
10.24	2012 Performance Incentive Plan**	10-Q	10.1	8/2/2012
10.25	Services Agreement by and between the Company and DDN/Obergfel, LLC dated July 1, 2009+	10-K	10.34	3/15/2010
10.26	Amended and Restated Revolving Credit and Term Loan Agreement dated as of November 3, 2010 by and among the Company, OMP, Inc., the Lenders and Comerica Bank, as Administrative Agent for the Lenders	10-Q	10.36	11/4/2010
10.27	First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement	8-K	10.1	5/12/2011
10.28	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated as of March 30, 2012 by and among the Company, OMP, Inc., the Lenders and Comerica Bank	8-K	10.1	4/18/2012
10.29	2011 Performance Incentive Plan**	10-K	10.38	3/11/2011
10.30	Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated as of April 15, 2011, between David S. Goldstein and Obagi Medical Products, Inc.**	8-K	10.1	4/20/2011
10.31	Software License, Development and Services Agreement, dated as of March 6, 2012, by and between OPO, Inc., a wholly-owned subsidiary of Obagi (“OPO”), and Koogly, LLC+	10-K	10.34	3/8/2011
10.32	Supply and Distribution Agreement, dated as of March 6, 2012, by and between OPO and Bella Brand, LLC+	10-K	10.35	3/8/2011
10.33
Warehouse Lease Agreement, dated as of April 18, 2012, by and between Pheasant Hollow Business Park, LLC (“Landlord”), and OPO, Inc., together with First Amendment to Lease Commencement Agreement dated as of November 20, 2012 by and between Landlord and OPO, Inc.
					X

Where Located
Exhibit	Exhibit title	Form	Exhibit No.	Filing Date	Filed Herewith
10.34	Confidential Settlement Agreement and Release dated as of October 23, 2012, by and among the Company and National Fire Insurance Company of Hartford and American Casualty Company of Reading, PA	8-K	10.1	10/29/2012
10.35	2013 Performance Incentive Plan				X
10.36	Form of Amendment to Executive Employment Agreement				X
10.37	Amendment to 2005 Stock Incentive Plan				X
10.38	Amendment to Software License, Development and Services Agreement, dated March 11, 2013, by and between OPO and Koogly, LLC				X
21.1	Subsidiaries of the Company.	10-K	21.1	3/15/2010
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

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

OBAGI MEDICAL PRODUCTS, INC.

Date: March 14, 2013	By:	/s/ Albert F. Hummel
Albert F. Hummel
Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2013	By:	/s/ Preston S. Romm
Preston S. Romm
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert F. Hummel		March 14, 2013
Albert F. Hummel	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Preston S. Romm		March 14, 2013
Preston S. Romm	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Albert J. Fitzgibbons III		March 14, 2013
Albert J. Fitzgibbons III	Chairman of the Board of Directors

/s/ John A. Bartholdson		March 14, 2013
John A. Bartholdson	Director

/s/ John H. Duerden		March 14, 2013
John H. Duerden	Director

/s/ Edward A. Grant		March 14, 2013
Edward A. Grant	Director

/s/ Kristina M. Leslie		March 14, 2013
Kristina M. Leslie	Director

/s/ Ronald P. Badie		March 14, 2013
Ronald P. Badie	Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Obagi Medical Products, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Obagi Medical Products, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
March 14, 2013

Obagi Medical Products, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	December 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$34,552	$35,049
Accounts receivable, net	20,464	20,985
Inventories, net	6,590	4,389
Deferred income taxes	1,592	2,894
Prepaid expenses and other current assets	2,607	2,364
Income taxes receivable	—	790
Total current assets	65,805	66,471
Property and equipment, net	4,984	2,841
Goodwill	4,629	4,629
Intangible assets, net	2,971	3,538
Deferred income taxes	3,130	—
Other assets	590	172
Total assets	$82,109	$77,651

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,442	$7,216
Current portion of long-term debt	11	9
Accrued liabilities	7,306	5,025
Income taxes payable	2,596	1,725
Amounts due to related parties	40	84
Total current liabilities	18,395	14,059
Long-term debt	8	13
Deferred income taxes	—	906
Other long-term liabilities	1,843	1,801
Total liabilities	20,246	16,779
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized, 23,311,332 and 23,066,707 shares issued and 17,427,471 and 18,682,721 shares outstanding at December 31, 2012 and 2011, respectively	23	23
Additional paid-in capital	67,930	63,796
Retained earnings	54,039	37,401
Treasury stock, at cost; 5,867,941 and 4,367,941 shares at December 31, 2012 and 2011, respectively	(60,129)	(40,348)
Total stockholders' equity	61,863	60,872
Total liabilities and stockholders' equity	$82,109	$77,651

The accompanying notes are an integral part of these consolidated financial statements.

Obagi Medical Products, Inc.
Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010

Net sales	$120,678	$114,108	$112,763
Cost of sales	25,047	24,022	23,686
Gross profit	95,631	90,086	89,077
Selling, general and administrative expenses	66,041	71,888	69,373
Research and development expenses	2,161	2,192	3,883
Income from operations	27,429	16,006	15,821
Interest income	63	35	89
Interest expense	(77)	(143)	(71)
Income before provision for income taxes	27,415	15,898	15,839
Provision for income taxes	10,777	5,878	6,348
Net income	16,638	10,020	9,491
Other comprehensive income, net of tax effect
Translation adjustment	—	—	2
Loss on dissolution of foreign subsidiary	—	—	80
Comprehensive income	$16,638	$10,020	$9,573

Net income attributable to common shares
Basic	$0.91	$0.54	$0.44
Diluted	$0.90	$0.54	$0.44

Weighted average common shares outstanding
Basic	18,303,858	18,575,333	21,572,870
Diluted	18,452,958	18,670,098	21,816,170

The accompanying notes are an integral part of these consolidated financial statements.

Obagi Medical Products, Inc.
Consolidated Statements of Stockholders’ Equity(Dollars in thousands, except share amounts)

	Common Stock		Additional	Retained	Treasury Stock
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balances, as of December 31, 2009	22,723,888	$23	59,505	$17,890	(811,031)	(5,348)	$71,988
Comprehensive income for the year ended December 31, 2010	—	—	—	9,573	—	—	9,573
Issuance of vested restricted stock	24,330	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	119,662	—	1,069	—	—	—	1,069
Repurchase of vested stock options	—	—	(737)	—	—	—	(737)
Repurchase of common stock	—	—	—	—	(3,556,910)	(35,000)	(35,000)
Tax benefit related to share based payment arrangements	—	—	94	—	—	—	94
Stock-based compensation expense	—	—	1,242	—	—	—	1,242
Balances, as of December 31, 2010	22,867,880	23	61,173	27,381	(4,367,941)	(40,348)	48,229
Comprehensive income for the year ended December 31, 2011	—	—	—	10,020	—	—	10,020
Issuance of vested restricted stock	14,778	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	168,004	—	1,279	—	—	—	1,279
Tax benefit related to share based payment arrangements	—	—	37	—	—	—	37
Stock-based compensation expense	—	—	1,307	—	—	—	1,307
Balances, as of December 31, 2011	23,050,662	23	63,796	37,401	(4,367,941)	(40,348)	60,872
Comprehensive income for the year ended December 31, 2012	—	—	—	16,638	—	—	16,638
Issuance of vested restricted stock	16,045	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	228,705	—	1,957	—	—	—	1,957
Repurchase of common stock	—	—	—	—	(1,500,000)	(19,781)	(19,781)
Tax benefit related to share based payment arrangements	—	—	159	—	—	—	159
Stock-based compensation expense	—	—	2,018	—	—	—	2,018
Balances, as of December 31, 2012	23,295,412	$23	$67,930	$54,039	(5,867,941)	$ (60,129)	$61,863

The accompanying notes are an integral part of these consolidated financial statements.

Obagi Medical Products, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$16,638	$10,020	$9,491
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	1,633	1,862	1,946
(Gain) loss on disposal of assets	—	(38)	466
Impairment of intangible assets	72	920	—
Write-off of prepaids and deposits	—	—	153
Loss on dissolution of foreign subsidiary	—	—	80
(Recovery of) provision for doubtful accounts	(149)	108	422
Deferred income taxes	(2,734)	607	618
Stock-based compensation expense	2,018	1,307	1,242
Changes in operating assets and liabilities
Accounts receivable	670	1,643	1,082
Accounts receivable from related parties	—	—	97
Income taxes receivable	790	1,603	(1,663)
Inventories	(2,201)	236	1,603
Prepaid expenses and other current assets	(243)	109	(111)
Other assets	(408)	13	56
Accounts payable	1,226	816	(1,464)
Accrued liabilities	2,262	(1,447)	1,678
Income taxes payable	871	1,725	(1,159)
Amounts due to related parties	(44)	(63)	(105)
Other long-term liabilities	21	(29)	44
Net cash provided by operating activities	20,422	19,392	14,476
Cash flows from investing activities
Purchases of property and equipment	(3,075)	(478)	(351)
Disposal of property and equipment	—	54	139
Purchase of other intangible assets	(138)	(367)	(401)
Proceeds from maturity of short-term investments	—	—	5,743
Net cash (used in) provided by investing activities	(3,213)	(791)	5,130
Cash flows from financing activities
Principal payments on capital lease obligations	(11)	(7)	(18)
Proceeds from the exercise of stock options	1,957	1,279	1,069
Tax benefit (expense) related to share-based payment arrangements	159	37	94
Debt issuance costs for line of credit	(30)	—	(92)
Repurchase of vested stock options	—	—	(737)
Repurchase of common stock	(19,781)	—	(35,000)
Net cash (used in) provided by financing activities	(17,706)	1,309	(34,684)
Effect of exchange rate changes on cash and cash equivalents	—	—	2
Net (decrease) increase in cash and cash equivalents	(497)	19,910	(15,076)
Cash and cash equivalents at beginning of period	35,049	15,139	30,215
Cash and cash equivalents at end of period	$34,552	$35,049	$15,139

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest, net of amount capitalized	$56	$56	$87
Income taxes, net of refund	$11,687	$3,136	$8,715

The accompanying notes are an integral part of these consolidated financial statements.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

Note 1: The Company

Obagi Medical Products, Inc. (the “Company”) is a specialty pharmaceutical company that develops, markets and sells proprietary topical aesthetic and therapeutic prescription-strength skin care systems in the physician-dispensed market.  The Company is incorporated under the laws of the state of Delaware.  The Company markets its products through its own sales force throughout the United States, and through 19 distribution and primarily one licensing partner in 46 other countries in regions, including North America, Europe, Asia, the Middle East and Central America.  The Company also licenses certain non-prescription product concepts under the Obagi trademark to a large Japanese-based pharmaceutical company for sale through consumer distribution channels in Japan.

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

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Cash and Cash Equivalents

Cash equivalents include demand deposits and short-term investments with a maturity of three months or less when purchased.  The Company maintains its cash deposits at numerous banks located throughout the United States, which at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk.  At December 31, 2012 and 2011, cash on deposit was in excess of the federally insured limit of $250.

Accounts Receivable

The Company performs periodic credit evaluations of the financial condition of its customers, monitors collections and payments from customers, and generally does not require collateral.  Receivables are generally due within 30 days.  For certain selected customers who the Company deems to be creditworthy, based upon their prior payment history, the Company may extend its standard payment terms to 60 days for selected product purchases made in connection with specific sales promotions.  Such extension does not represent a permanent change to the payment terms for such customers, but, rather, is applicable only to specified purchases made by such customers in connection with the relevant sales promotion.

The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts.  The Company writes off an account when it is considered to be uncollectible.  The Company estimates its allowance for doubtful accounts based on historical write-offs as a percentage of product sales, adjusted specifically for accounts that are past due, non-performing, in bankruptcy or otherwise identified as at risk for potential credit loss.  To date, losses have been within the range of management’s expectations.  The allowance for doubtful accounts as of December 31, 2012 and 2011 was $588 and $1,170, respectively.  The Company estimates its sales returns based on its historical rate of returns as a percentage of net product sales, excluding returns and allowances and shipping and handling revenue, historical aging of returns, the Company’s return policy and current market conditions.  See “Revenue Recognition” below for further discussion of allowance for sales returns.

Concentrations of credit risk, with respect to trade receivables, are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different geographic regions.  As of December 31, 2012 and 2011, no single customer represented more than 5% of the net accounts receivable balance.

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance in ASC 350, with respect to the annual impairment test that adds a qualitative assessment, which allows companies to determine whether they need to perform the two-step impairment test.  The Company elected to adopt this accounting guidance early at the beginning of its third quarter of 2011 on a prospective basis for goodwill impairment tests.  The guidance under ASC 350 gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the guidance requires that goodwill be tested for impairment using a two-step process.  However, if an entity concludes otherwise, then it is not required to perform the two-step process.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The Company has selected September 30 as the date on which it performs its annual goodwill impairment assessment.  The entire balance of goodwill of $4,629 is attributable to the Company’s physician-dispensed reporting unit (see Note 12).  The Company’s determination of fair value of its goodwill considered the current and future economic, market, competitive conditions, and other relevant factors.  The Company evaluated the fair value of its goodwill using two approaches.  For the first approach, valuation multiples were derived from historical earnings data of guideline companies within the Company’s industry that compete in the physician-dispensed market, and then evaluated and adjusted the multiples based on the Company’s strengths and weaknesses relative to the guideline companies.  The derived multiples were then applied to the Company’s operating data to arrive at an indication of fair value.  Cash-free invested capital multiples, representing a marketable, minority interest, were calculated for the guideline companies as of September 30, 2012.  Revenue and earnings multiples were based on a valuation of the guideline companies’ profit

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

margins, historical growth patterns, and a review of the Company’s own market factors, primarily related to its physician-dispensed business.  The second approach, the discounted cash flow method, focused on the expected cash flows of the Company’s physician-dispensed business.  The Company evaluated earnings projections through 2015, trending the growth down to 3% in the terminal year.  The discount rate for its physician-dispensed business was determined by utilizing a weighted average cost of capital analysis, which analyzed long-term government bonds, the Moody’s Seasoned Baa bond rate, the cost of equity of similar companies relative to the Company’s physician-dispensed business, as well as its capital structure.  Both methods were weighted at 50%.  The analyses concluded that the fair value of the Company’s physician-dispensed reporting unit significantly exceeded the carrying amount of its goodwill.  There were no impairment triggers subsequent to September 30, 2012 through the date of this Annual Report on Form 10-K.  Based on the Company’s analyses, no goodwill impairment charges were recognized for the years ended December 31, 2012, 2011 and 2010.

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

In April 2011, the sublicensee of the Company’s non-exclusive right to market and sell any and all products marked under the “Obagi” brand containing a specific range of Kinetin concentration in Japan, ceased the manufacture and distribution of products containing the Kinetin concentration in February 2011.  As a result, the Company recorded an impairment charge of $522, consisting of the unamortized net book value of the initial license fee and the obligation for additional payments for which there is no future benefit.  During the years ended December 31, 2012 and 2011, the Company wrote off $72 and $398, respectively, in abandoned patents and trademarks.  These impairment charges incurred during the years ended December 31, 2012 and 2011 were recorded as components of “Selling, general and administrative expenses” in the Consolidated Statements of Income and Comprehensive Income.  There were no other indicators of impairment noted, and therefore no tests were performed for other definite-lived intangible assets, during the years ended December 31, 2012, 2011 and 2010.

Intangible Assets

At December 31, 2012 and 2011, the carrying amounts and accumulated amortization of intangible assets were as follows:

	December 31, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value

Trademarks	$7,665	$(5,520)	$2,145	$7,700	$(5,140)	$2,560
Other intangible assets	2,242	(1,416)	826	2,289	(1,311)	978
	$9,907	$(6,936)	$2,971	$9,989	$(6,451)	$3,538

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

The Company wrote off expired and fully amortized licenses and other intangible assets of $999 during the year ended December 31, 2011.  Amortization expense related to all intangible assets, including certain amounts reflected in cost of sales, for the years ended December 31, 2012, 2011 and 2010 was $599, $644 and $741, respectively.

Future estimated aggregate amortization expense for the next five years and thereafter is as follows:

Year Ending December 31,
2013	$607
2014	580
2015	578
2016	578
2017	388
Thereafter	240
2,971

Debt Issuance Costs

Direct costs incurred in connection with indebtedness agreements are capitalized as incurred and amortized using the effective interest method over the term of the related indebtedness.  Debt issuance costs are included in “Other assets” and represent fees and other costs incurred in connection with the Amended and Restated Credit and Term Loan Agreement,  dated as of November 3, 2010, among the Company, Comerica Bank and other financial institutions signatory thereto, as amended (the “Credit and Term Loan Agreement”).

The Company has capitalized a total of $154 in debt issuance costs related to the Credit and Term Loan Agreement.  The amortization of debt issuance costs is included as a component of “Interest expense” in the Consolidated Statements of Income and Comprehensive Income.  At December 31, 2012 and 2011, the Company had debt issuance costs of $27 and $18, respectively.  Amortization of debt issuance costs was $21, $84 and $21 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The Company’s domestic sales agreements do not provide for rights of return or price protection.  However, the Company may approve returns on a case-by-case basis at its discretion.  Based on the Company’s historical experience, such returns generally approximate 1.6% of the Company’s net product sales, excluding returns and allowances and shipping and handling revenue.  Certain international distribution agreements do provide for rights of return and price protection.  Generally, such return rights are for a period of not more than 90 days after shipment.  In accordance with ASC 605-15, Revenue Recognition - Products, the Company continuously monitors and tracks product returns and records a provision for the estimated future amount of such returns, based on historical experience and any notification received of pending returns.  The allowance for sales returns as of December 31, 2012 and 2011 was $376 and $302, respectively, and was recorded as a reduction to revenue.  The Company does not grant any warranty provisions on its products.  The Company provides for discounts and allowances based on historical experience at the time revenue is recognized as a reduction to revenue.  To date, actual provisions have approximated management’s estimates.

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

Included in revenues are fees charged to customers for shipping and handling.  Such revenues amounted to $1,494, $1,814 and $2,146 for the years ended December 31, 2012, 2011 and 2010, respectively.  Shipping and handling costs incurred in a sales transaction to ship products to customers are included as a component of “Cost of sales.”

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

Advertising Costs

Advertising costs are expensed the first time the advertising takes place.  Advertising costs incurred for the years ended December 31, 2012, 2011 and 2010 were approximately $1,270, $422 and $425, respectively.  Advertising costs are recorded as a component of “Selling, general and administrative expense.”

Foreign Currency Translation

The financial statements of subsidiaries outside the United States are measured using the local currency as the functional currency.  Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date.  Revenue and expense items are translated at average monthly rates of exchange.  The resultant translation adjustments are recorded in comprehensive income, a separate component of stockholders’ equity.  Such adjustments amounted to an unrealized loss of $2 for the year ended December 31, 2010, which was net of a $1 tax expense.

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

In October 2010, the Company was awarded a grant of $244 under the Qualifying Therapeutic Discovery Grant Program administered by the Internal Revenue Service and the Department of Health and Human Services in support of the Company’s development of Nu-Derm for the treatment of melasma.  The Company recorded the grant funds received as a component of and an offset to “Research and development expense” in the Consolidated Statements of Income and Comprehensive Income.

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

Under the treasury stock method, the assumed proceeds calculation includes: (i) the actual proceeds to be received from the employee upon exercise; (ii) the average unrecognized compensation cost during the period; and (iii) any tax benefits that will be credited upon exercise to additional paid-in capital.  Basic and diluted earnings per common share were calculated using the following share information for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Weighted average shares outstanding - basic	18,303,858	18,575,333	21,572,870
Effect of dilutive stock options	149,100	94,765	243,300
Weighted average shares outstanding - diluted	18,452,958	18,670,098	21,816,170

For the years ended December 31, 2012, 2011 and 2010, diluted earnings per share do not include the impact of common stock options, restricted stock and restricted stock units then outstanding of 798,920, 1,043,392 and 451,000, respectively, as the effect of their inclusion would be anti-dilutive.

New Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This update requires entities to disclose items reclassified out of accumulated other comprehensive income and into net income in a single location within the financial statements.  This new guidance is effective for the Company beginning January 1, 2013, with early adoption permitted.  The Company adopted this new guidance beginning the year ended December 31, 2012, and applied it retrospectively.  The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update) (“ASU 2012-03”).  This update amends various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 114.  The adoption of ASU 2012-03 did not expect have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued authoritative guidance in ASC 220, Comprehensive Income, on the presentation of other comprehensive income.  The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires an entity to present either one continuous statement of net income and other comprehensive income or two separate, but consecutive statements.  Further, the guidance requires reclassification adjustments from other comprehensive income to net income to be presented on the face of the financial statements.  However, in December 2011, the FASB issued follow-up guidance to defer the requirement to present reclassification adjustments from other comprehensive income on the face of the financial statements and allow entities to continue to report reclassifications out of accumulated other comprehensive income.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  The Company adopted this new guidance beginning January 1, 2012, and has applied it retrospectively.  The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements (see Note 2, "Foreign Currency Translation").

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Note 3: Composition of Certain Financial Statement Captions

	December 31,	December 31,
	2012	2011
Accounts Receivable
Accounts receivable	$21,428	$22,457
Less allowance for doubtful accounts and sales returns	(964)	(1,472)
	$20,464	$20,985

	December 31,	December 31,
	2012	2011
Inventories
Raw materials	$1,144	$1,020
Finished goods	5,996	3,834
	7,140	4,854
Less reserve for inventories	(550)	(465)
	$6,590	$4,389

	December 31,	December 31,
	2012	2011
Property and Equipment
Furniture and fixtures	$764	$740
Computer software and equipment	4,439	3,757
Laboratory and office equipment	512	464
Leasehold improvements	2,908	2,200
Capital lease (office equipment)	37	29
Construction in progress	1,662	62
	10,322	7,252
Less accumulated depreciation	(5,338)	(4,411)
	$4,984	$2,841

During the year ended December 31, 2012, the Company added $3,150 in fixed assets, of which $2,797, relate to the creation of the Company’s e-Commerce platform and fulfillment center.

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $1,013, $1,184 and $1,556, respectively.  At December 31, 2012 and 2011, accumulated depreciation for assets under capital lease was $18 and $7, respectively.

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

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

	December 31,	December 31,
	2012	2011
Accrued Liabilities
Salaries and related benefits	$5,566	$3,406
Other	1,740	1,619
	$7,306	$5,025

	December 31,	December 31,
	2012	2011
Other Long-Term Liabilities
Lease liabilities	$1,586	$1,548
Other	257	253
	$1,843	$1,801

Note 4: Revolving Credit Facility and Term Loans and Capital Lease Obligations

On May 9, 2011, the Company entered into an amendment (the “First Amendment”) to the Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 3, 2010, among the Company, Comerica Bank and the other financial institutions signatory thereto (the “Original Agreement”).  Pursuant to the terms of the Original Agreement, the Company has access to: (i) up to $20,000 in a revolving credit facility (the “Facility”); and (ii) one or more term loans in an aggregate amount of up to $15,000 (the “Term Loans”).

Under the terms of the Original Agreement, the Company was entitled to borrow under the Term Loans until the earliest to occur of: (i) the date the aggregate outstanding principal balance of the Term Loans equaled $15,000; (ii) May 3, 2011; or (iii) the date the Company requested to close out the Term Loans.  The First Amendment, effective May 4, 2011, among other things, extended the eligible draw period of the Term Loans for a year, so that the Company could borrow under them until the earliest to occur of: (i) the date the aggregate outstanding principal balance of the Term Loans equals $15,000; (ii) May 3, 2012; or (iii) the date the Company requested to close out the Term Loans.  As of the date of the First Amendment, the Company had no outstanding balance on the Facility or the Term Loans.  In addition, the Facility would terminate, and any amounts outstanding under the Facility would be due on July 1, 2012 and all amounts outstanding under the Terms Loans would be due five years after the last day of the Term Loan Draw Period, unless terminated earlier in accordance with the provisions of the Credit and Term Loan Agreement.

On April 17, 2012, the Company entered into another amendment to its Original Agreement, as amended, to: (i) extend the maturity date of the revolving credit facility from July 1, 2012 to July 1, 2014, unless otherwise terminated in accordance with the Credit and Term Loan Agreement; (ii) extend the draw period of the Term Loans (as defined below) from May 3, 2012 to earliest to occur of (a) the aggregate outstanding principal balance of the Term Loans equaling the term commitment, (b) July 1, 2013, and (c) the date the Company requests to close out the Term Loans; (iii) increase the maximum stock repurchases the Company may effect from $50,300 to $70,300; (iv) allow intercompany loans or intercompany investments in the Company’s subsidiary created for the e-Commerce initiative in an aggregate not to exceed $12,000; and (v) exempt the Company’s subsidiary related to the e-Commerce initiative from the subsidiary requirements of the Credit and Term Loan Agreement.  The amendment is retroactively effective as of March 30, 2012.

Any borrowings under the Facility and Term Loans will bear variable interest based on a margin, at the Company’s option, over prime rate or LIBOR as defined in the Credit and Term Loan Agreement.  All amounts borrowed under the Credit and Term Loan Agreement are secured by a first priority security interest in all of the Company’s tangible and intangible assets.  Commencing January 2011, the Company must pay a revolving credit facility fee annually in arrears of $55.  The Credit and Term Loan Agreement contains certain financial and non-financial covenants.  Non-financial covenants include, among other things, monthly and quarterly reporting of a listing of the Company’s intellectual property.  Financial covenants include requirements for maintaining: (i) a minimum quick ratio; (ii) a maximum ratio of total liabilities to net worth; and (iii) a minimum adjusted EBITDA amount; as well as limitations on (a) annual capital expenditures, (b) asset- or equity-based investments, (c) stock repurchases, which may

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

not exceed $70,300, (d) dividend distributions, which may not exceed 25% of net income for the preceding fiscal year, and (e) joint venture investments, which may not exceed $2,000.

As of December 31, 2012 and 2011, the Company did not have an outstanding balance on its Facility or Term Loans.  If the Company had a balance on its Facility or Term Loans as of December 31, 2012, the applicable variable prime rate and LIBOR rates, as defined in the Credit and Term Loan Agreement, would have been 3.25% and 1.86%, respectively.  As of December 31, 2012 and 2011, the Company was in compliance with all financial and non-financial covenants under the Credit and Term Loan Agreement.

The total annual maturities of capital lease obligations as of December 31, 2012 are as follows:

Capital Leases
Year Ending December 31,
2013	$11
2014	5
2015	4
20
Less amount representing future interest costs	(1)
19
Less current portion	(11)
$8

Note 5: Common Stock

Stock Repurchases

On October 26, 2010, the Company announced that its Board of Directors has authorized the Company to repurchase up to $45,000 of its common stock, depending on market conditions and other factors.  Share repurchases have included the repurchase of shares from the selling stockholders following completion of the secondary offering completed in November 2010, and repurchases made through open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

During the year ended December 31, 2010, the Company repurchased 3,556,910 shares from the selling stockholders pursuant to a Stock Purchase Agreement for $35,000 at a price of $9.84 per share, which was equal to the public offering price of shares sold by the selling stockholders in the secondary offering in November 2010 of $10.25 per share less the applicable underwriter’s discount.  No repurchases were effected during the year ended December 31, 2011, resulting in the availability of $10,000 for repurchases under the program.  On March 6, 2012, the Company’s Board of Directors authorized a $20,000 increase to the Company’s stock repurchase program, resulting in the availability to repurchase up to $30,000 of the Company’s common stock as of such date.  During the year ended December 31, 2012, the Company repurchased 1,500,000 shares of its outstanding common stock for a cost of $19,781.  As of December 31, 2012, there was $10,219 available for repurchases under the program. This authorization does not obligate the Company to acquire any particular amount of common stock nor does it ensure that any further shares will be repurchased, and it may be suspended at any time at the Company’s discretion. The stock repurchases are reflected in “Treasury stock” on the Consolidated Balance Sheet.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Note 6: Income Taxes

The current and deferred provision for federal and state income taxes consists of the following:

	Year Ended December 31,
Current	2012	2011	2010
Federal	$11,792	$4,534	$4,620
State	1,719	737	1,110
	13,511	5,271	5,730
Deferred
Federal	(2,361)	487	556
State	(373)	120	62
	(2,734)	607	618
	$10,777	$5,878	$6,348

The provision for income taxes differed from the amount that would result from applying the federal statutory rate to pre-tax income for the years ended December 31, 2012, 2011 and 2010 as follows:

	Year Ended December 31,
	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	3.2%	3.5%	4.8%
Research and development credit	0.0%	-1.6%	-1.7%
Secondary offering costs and stock repurchase	0.0%	0.0%	1.6%
Other	1.1%	0.1%	0.4%
	39.3%	37.0%	40.1%

The significant components of the net deferred tax assets and liabilities at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Deferred assets
Financial statement reserves	$745	$781
State taxes	15
Trademark expenses	78	96
Compensation expense	3,020	2,414
Prepaid royalty	463	463
Tenant improvement allowance	240	274
Deferred revenue	37	65
Other	615	461
	5,213	4,554
Deferred liabilities
Prepaid expenses	(185)	(261)
State taxes	—	(23)
Depreciation and amortization	(306)	(2,282)
	(491)	(2,566)
Net deferred assets	$4,722	$1,988

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits in accordance with the provisions related to uncertain tax positions under ASC 740, Income Taxes, is as follows:

	Year Ended December 31,
	2012	2011	2010
Balance as of January 1	$243	$185	$147
Additions based on tax positions related to the current year	6	65	78
Reductions for tax positions of prior years due to settlements	(4)	(7)	(40)
Balance as of December 31	$245	$243	$185

Any change in the above unrecognized tax benefits will impact the effective tax rate.

The Company does not believe there will be any material changes in its unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  During the year ended December 31, 2012, the Company recognized approximately $7 in interest and penalties.  As of December 31, 2012 and 2011, accrued interest related to uncertain tax positions were $13 and $11, respectively.

The tax years 2008-2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 7: Concentrations of Credit Risk and Significant Customers

During the year ended December 31, 2012, the Company had two affiliated customers which together accounted for more than 10% of the Company’s net sales.  See Note 12 for further information.  For the years ended December 31, 2011 and 2010, no single customer accounted for 10% or more of the Company’s net sales.

The Company currently has no internal manufacturing capabilities and outsources all of its product manufacturing.  Additionally, the Company does not have long-term contracts with many of these third-party manufacturers.  Although there are a limited number of third-party manufacturers, management believes that other suppliers could provide similar services on comparable terms.  A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

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

Note 8: Royalty License Agreements

Pursuant to the patent license agreement dated June 26, 2003 with a third party, the Company licensed four interlocking method and formulation patents.  The agreement calls for the Company to pay royalties on net sales of products covered by the licensed patents.  Such royalties are to be paid on a quarterly basis.  For the years ended December 31, 2012, 2011 and 2010, related royalties of $319, $363 and $404, respectively, have been included as a component of “Cost of sales.”  The initial term of this agreement was three years but is renewable annually at the option of the Company, provided that the Company pays an annual non-refundable renewal license fee to the licensor.  The patent license agreement may terminate at the licensor’s option upon a merger or acquisition of the Company that is not approved by the licensor, whose approval may not be unreasonably withheld, and may be cancelled by either party upon default.

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

As consideration for the exclusive license, Rohto will pay a development fee to the Company over the initial term of the agreement as well as quarterly royalty fees based on product sales.  If the Bi-Mineral Agreement should be terminated by either party before all five installments of the development fee have been paid or in the event of early termination, then any unpaid installments will become due and payable to the Company ten days before the effective termination date.  The royalty rate is scaled over the term of the agreement.  The Company will record the installments of the development fee as deferred revenue as they are received and will amortize the development fee over the life of the agreement and any royalties received will be recognized as earned.  During each of the years ended December 31, 2012, 2011 and 2010, the Company received a $100 installment of the development fee and recorded the fees as deferred revenue.  Net licensing revenue from skin health systems and products in Japan was approximately $4,464, $4,431 and $4,401 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

  In addition to the consultants mentioned above, Albert F. Hummel, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors, was also the Chief Executive Officer, a member of the board of directors and a holder of more than 10% of the outstanding stock of Cobrek.  For the years ended December 31, 2011 and 2010, the Company recorded fees and related expenses for consulting services provided by Mr. Hummel prior to entering into an employment arrangement with him.  Effective April 2011, the Company entered into an employment arrangement with Mr. Hummel (see Note 10).  As of December 28, 2012, Cobrek was acquired by Perrigo Company, and since the acquisition, neither Mr. Hummel nor the consultants who provided services to the Company have any relationship with Cobrek.  As a result, subsequent to December 28, 2012, the consultants previously

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

associated with Cobrek are no longer considered related parties.  As of December 31, 2012 and 2011, amounts due to the consultants noted in (ii) and (iii) above, aggregated to $40 and $84, respectively, and were recorded as “Amounts due to related parties” in Note 3.

Total fees and related expenses recorded for the consultants and Mr. Hummel for the years ended December 31, 2012, 2011 and 2010 are included in the accompanying Consolidated Statements of Income and Comprehensive Income and are as follows:

	Year Ended December 31,
	2012	2011	2010
Consultants
Selling, general and administrative	$914	$794	$36
Research and development	—	81	—
Total	$914	$875	$36

Albert F. Hummel
Selling, general and administrative	$—	$160	$111

Dr. Zein Obagi, M.D.

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

As mentioned in Note 3, on September 2, 2010, the Company exercised its right to terminate the 2006 Agreement with the Dr. Obagi Parties, effective as of October 4, 2010.    In connection with the termination of the 2006 Agreement, the Company accelerated the payment of certain fees and expenses that otherwise would have been paid during the remainder of the original term.  Accordingly, the Company expensed an additional $477 in the third quarter of 2010 that it would have otherwise expensed equally in the fourth quarter of 2010 and the first and second quarters of 2011.The termination of the 2006 Agreement does not relieve the Dr. Obagi Parties from their obligations to comply with certain provisions of the 2006 Agreement, particularly as they relate to a limited trademark license to Obagi Inc. and/or the Marketer, the grant to the Company of a license to have access to and utilize accounts, customer lists and other customer information and data developed in connection with the 2006 Agreement, the protection of the Company’s intellectual property rights and other additional confidential information of the Company, nor does it affect the Company’s ownership of trademarks and other intellectual property rights.

The Company entered into a lease agreement for certain property in Beverly Hills dated June 29, 2006 in connection with the 2006 Agreement.  The lease had a term of five years beginning August 1, 2006.   As a result of the termination, the Company determined that the leasehold improvements were impaired resulting in the write-off of $258 in leasehold improvements at the Beverly Hills property and $153 in prepaid rent (included with “Selling, general and administrative expenses”).  During the year ended December 31, 2010, the Company recorded $138 in rent expense related to the agreement.

The Company also entered into a letter agreement (the “2006 Letter Agreement”) in connection with the lease agreement that relates to leasehold improvements and prepayment of rent.  Under the letter agreement, the Marketer acknowledges that the Company has paid $2,197 in respect of leasehold improvements and prepayment of rent under the lease, and the Company will not be required to pay any additional amounts.

On January 9, 2008, the Company entered into an Assignment Agreement with ZSO, LP, an affiliate of Dr. Obagi, whereby the Company assigned its rights under a construction contract with Legacy Construction (“Legacy”) associated with space the Company leased for its marketing and training center.

On January 9, 2008, the Company entered into an Indemnification Agreement with the Dr. Obagi Parties and ZSO, LP (the “Indemnification Agreement”).  The Indemnification Agreement provided for the Company to place

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

approximately $340 in escrow in exchange for an indemnification for any liability arising from the underlying Legacy construction contract.  By the terms the 2006 Letter Agreement by and among the Company and the Dr. Obagi Parties, the Dr. Obagi Parties were required to reimburse the Company for any amounts the Company spent on leasehold improvements in excess of $1,817.  The amount placed in escrow was above the cap on leasehold improvements that the Company was responsible for under the 2006 Letter Agreement.

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

Pursuant to the 2006 Letter Agreement, as restated in the Indemnification Agreement, the Company was released from any future claims related to, and entitled to reimbursement for, the leasehold improvements of the marketing and training center over and above $1,817.  In January 2010, ZO Skin Health, Inc., filed a complaint in the Superior Court of the State of California, County of Los Angeles, against the Company (see Note 10). The Company entered into a Settlement and Release Agreement with Zein E. Obagi, M.D., Zein E. Obagi, M.D., Inc., ZO Skin Health, Inc., Skin Health Properties, Inc., the Zein and Samar Obagi Trust, and Samar Obagi (collectively, the “ZO Parties”) (the “Settlement Agreement”) during the year ended December 31, 2011.  See Note 10 for a detailed description of Settlement and related litigation and other legal matters.

Obagi Dermatology – San Gabriel Annex, Inc. (“SGA”)

Dr. Obagi was a majority owner of SGA, which also purchases products from the Company.  Other than the common ownership interest by Dr. Obagi, the Company was otherwise unrelated to SGA.  As discussed earlier, effective November 30, 2010, Dr. Obagi ceased to own any shares of the Company’s common stock.  As a result, after November 30, 2010, SGA is not considered a related party and no sales amounts are included in the tables below for the remainder of the year ended December 31, 2010.  SGA is located in Southern California and caters to the local Chinese communities.

Total sales and cost of sales related to Dr. Obagi and SGA during the year ended December 31, 2010, were $380 and $44, respectively, and are included in the accompanying Consolidated Statements of Income and Comprehensive Income.

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

On April 18, 2012, OPO, entered into a lease agreement with Pheasant Hollow Business Park, LLC, which was subsequently amended in November 2012, for the lease of office and warehouse space located in South Jordan, Utah (the “Premises”).    The facility’s primary function will be to fulfill online orders.  The initial term of the lease is for 87 months beginning in October 2012 when the Company took occupancy, with an option to extend the lease term for five years.  The total lease payments over the initial term will approximate $1,593. The Company separately agreed to sublease a portion of the Premises beginning in October 2012.  The future rental payments will partially offset the Company’s obligations under the Premises by approximately $653.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

The Company leases some of its facilities and equipment under operating leases.  Some of the leases require payment of property taxes and include rent escalation clauses.  Future minimum operating lease commitments under non-cancelable leases were as follows as of December 31, 2012:

	Operating Leases
Year Ending December 31,	$
2013		1,996
2014		1,564
2015		1,443
2016		1,418
2017		1,460
Thereafter		1,556
Total minimum payments required		$9,437

Future minimum operating lease commitments under non-cancelable leases have not been reduced by minimum sublease rentals under non-cancelable leases of $653 due in the future.  Rent expense for facilities and equipment under operating leases for the years ended December 31, 2012, 2011 and 2010 was approximately $2,147, $2,225 and $2,514, respectively.

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

The Company has entered into indemnification agreements with each of its directors and executive officers that provide them with rights to indemnification and expense advancement to the fullest extent permitted under the Delaware General Corporation Law.

Texas Regulatory Matter

Background

In November 2009, the Company received a letter from the Texas Department of State Health Services (the “Agency”) regarding the Company’s shipping in Texas of products containing unapproved new drugs and, specifically, referencing certain retail businesses in Texas that were selling the Company’s products containing prescription drugs over the Internet.  Prior to this time, the Agency had detained products from three of the Company’s customers that sold the Company’s products on the Internet as a result of a complaint received from a third party.  In its letter, the Agency alleged that the Company was shipping unapproved new drug articles to these establishments in violation of certain

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Texas statutes.  After a series of communications, at the end of April 2011, the Company met with the Agency and the Texas Attorney General (“AG”) at which time the AG stated it viewed the Company to be in violation of the Texas Food, Drug and Cosmetic Act and the Texas Deceptive Trade Practices Act arising from the sale in Texas of the Company’s products containing 4% hydroquinone (“HQ Products”).  Beginning April 2011, the Company voluntarily ceased shipping any HQ Products into the state of Texas.  In addition, the Company developed a plan that enabled its customers in Texas to return any of these products (that had not otherwise been detained) in their possession in exchange for a credit or refund.

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

Provision for Sales Returns and Allowances

During the three months ended March 31, 2011, the Company recorded a sales returns and allowances provision for product to be returned from its customers residing in Texas of $1,927, which was recorded as a component of “Accrued liabilities” and as an offset to “Net sales” during the three months ended March 31, 2011.  In addition, the Company recorded $282 in estimated finished goods inventory to be returned as an offset to “Cost of sales” during the three months ended March 31, 2011.  The Company’s methodology for calculating the provision considered, by customer, the previous 12 months of sales history.

The Company engaged a third party to assist in the efforts to manage the return of product from its customers residing in Texas.  As a result of the Company’s efforts, during the second and third quarters of 2011, the Company processed credits and refunds of $1,669 for returned or detained products.  As of December 31, 2012 and 2011, the Company did not anticipate further sales returns and allowances related to the matter.

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

Employment Agreements

Mark T. Taylor

Effective August 16, 2012, the Company and Mark T. Taylor, the Company’s Senior Vice President, Corporate Development and Investor Relations, entered into an Executive Employment Agreement.  Under the agreement, Mr. Taylor will receive an annual base salary of $270, subject to annual cost of living increases or such greater increase as may be approved by the Company’s Board of Directors, and will be eligible to receive an annual bonus of up to 50% of his base salary based upon the achievement of certain Company and individual targets.  For fiscal 2012, Mr. Taylor’s annual bonus will be prorated based upon the amount of time that Mr. Taylor has been employed by the Company during 2012.  In addition, on August 16, 2012, Mr. Taylor received an option to purchase 50,000 shares of the Company’s common stock at an exercise price of $13.33 per share, which was equal to the fair market value of the underlying shares on the date of grant.

Under the agreement, either Mr. Taylor or the Company may terminate his employment at any time.  If he is terminated for cause or terminates his own employment, he will be entitled to no severance.  If Mr. Taylor is terminated without cause, he will be entitled to six months’ severance.  In addition he will be entitled to continuation of all benefits made generally available to all executives (including continuation of coverage under the Consolidated Omnibus Budget Act (“COBRA”)) for six months and will have a period of 12 months to exercise any options that were vested on his date of termination.  In the event Mr. Taylor’s employment terminates by reason of death or disability, he will not be entitled to severance, but will have a period of 12 months to exercise any options that were vested on his date of termination.

If Mr. Taylor’s employment is terminated for good reason following a change in control, then he will be entitled to 12 months’ severance and continuation of all benefits made generally available to all executives (including continuation of COBRA) for 12 months.  In addition, in the event of a change in control in which the consideration that is paid is solely cash, all options and restricted stock units held by Mr. Taylor prior to the amendment of his agreementin March 2013 (see Note 15) will vest in full, and all options will become exercisable immediately prior to such change in control, regardless of his continued employment status.

Albert F. Hummel

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

Either Mr. Hummel or the Company may terminate his employment at any time.  If Mr. Hummel is terminated for cause or terminates his own employment, he will be entitled to no severance.  If Mr. Hummel is terminated without

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

cause, he will be entitled to 12 months’ severance.  In addition he will be entitled to continuation of all benefits made generally available to all executives (including continuation of coverage under the COBRA) for 12 months, and will have a period of 12 months to exercise any options that were vested on the date of termination.  In the event Mr. Hummel’s employment terminates by reason of death or disability, he will not be entitled to severance, but his designee or spouse will have a period of 12 months to exercise any options that were vested on the date of termination.

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

Employment Agreements with other Executive Officers

On June 15, 2009, the Company entered into amended and restated employment agreements with Preston S. Romm, the Company’s Chief Financial Officer, Executive Vice President, Finance, Operations and Administration and Treasurer, David S. Goldstein, the Company’s Executive Vice President, Global Sales and Field Marketing, and Laura B. Hunter, the Company’s Vice President, General Counsel and Secretary.  Under the agreements, Mr. Romm, Mr. Goldstein and Ms. Hunter are entitled to annual base salaries of $320, $295 and $260, respectively, subject to annual cost of living increases or such greater increases as may be approved by the Board.  In addition, Mr. Romm is entitled to an annual bonus of up to 60% of his base salary, and Mr. Goldstein and Ms. Hunter are entitled to annual bonuses of up to 50% of their respective base salaries, all subject to achievement of certain corporate and individual targets.

Under each of these agreements, either the executive or the Company may terminate the executive’s employment at any time.  If the executive is terminated for cause or terminates his or her own employment, the executive will be entitled to no severance.  If the executive is terminated without cause, the executive will be entitled to the following severance: Mr. Romm, 12 months’ severance, and each of Mr. Goldstein and Ms. Hunter, six months’ severance.  In addition each executive will be entitled to continuation of all benefits made generally available to all executives (including continuation of COBRA) for 12 months, in the case of Mr. Romm, and six months, in the case of Mr. Goldstein or Ms. Hunter, and will have a period of 12 months to exercise any options that were vested on the executive’s date of termination.  In the event the executive’s employment terminates by reason of death or disability, the executive will not be entitled to severance, but will have a period of 12 months to exercise any options that were vested on the executive’s date of termination.

If the employment of the executive is terminated for good reason following a change in control, then he or she will be entitled to 12 months’ severance and continuation of all benefits made generally available to all executives (including continuation of COBRA) for 12 months.  In addition, in the event of a change in control in which the consideration that is paid is solely cash, all options and restricted stock units held by the executive prior to the amendment of his or her agreement in March 2013 (see Note 15) will vest in full, and all options will become exercisable immediately prior to such change in control, regardless of the executive’s continued employment status.

On April 15, 2011, the Compensation Committee approved an amendment to the Amended and Restated Executive Employment Agreement, dated as of June 15, 2009, by and between the Company and Mr. Goldstein that provides that if Mr. Goldstein’s employment is terminated by the Company for reasons other than cause or death or disability, he will now be entitled to receive 12 months’ severance pay, as well as continuation of all benefits made generally available to all executives (including continuation of COBRA) for 12 months.

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

Letter of Credit Agreements

As part of the licensing requirements for five states, as of December 31, 2012, 2011 and 2010, the Company issued five letters of credit to state regulatory bodies totaling $405 to secure payment of any possible future unpaid fines or penalties levied by those states.  These letters of credit are renewed annually for one-year periods unless cancelled and are secured by the Credit and Term Loan Agreement.  During the years ended December 31, 2012, 2011 and 2010, the Company did not incur any fines or penalties and none of the letters of credit were, and have ever been, presented for payment.

Software License, Development and Services Agreement

On March 6, 2012, OPO, Inc., entered into a Software License, Development and Services Agreement (the “Software Agreement”) with Koogly, LLC (“Koogly”).  Under the Software Agreement, Koogly will develop, install, maintain and host software for OPO that will enable end users to acquire the Company’s products through the Company’s website, assist end users in obtaining prescriptions from their physicians for any of the Company’s prescription-based products, allow the Company to track and manage online orders and provide warehouse management functionality.  OPO paid Koogly $675, half of the license fee upon execution of the Software Agreement and will pay the remaining half of such fee after it receives the software from Koogly and has had the opportunity to test and use it for a satisfactory period.  In addition, OPO has agreed to pay Koogly a royalty in an amount that is less than one percent of net sales of the Company’s products that are sold through the Company website during the term of the Software Agreement.

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

The term of the Software Agreement is seven years.  Thereafter, the Software Agreement may be renewed upon mutual agreement of Koogly and OPO.  Either party has the right to terminate the Software Agreement upon prior written notice in the case of a breach of the agreement by the other party and failure to cure such breach within a specified period.  In addition, OPO may terminate the Software Agreement if Koogly has not delivered the software within 12 months or, if once delivered and used in a commercial environment, the software is unavailable for five consecutive days.  As of December 31, 2012, the software had not yet been delivered to the Company.  The software is accounted for in accordance with ASC 350-40, Internal-Use Software. The Company and Koogly entered into an amendment of the Software Agreement in March 2013 (see Note 15).

Supply and Distribution Agreement

In conjunction with the execution of the Software Agreement, on March 6, 2012, OPO entered into a Supply and Distribution Agreement (the “Distribution Agreement”) with Bella, an affiliate of Koogly.  Under the Distribution Agreement, OPO has appointed Bella as an authorized distributor of the Company’s products solely through its www.bellarx.com website and solely to end users in the United States.  Bella’s website will be dedicated only to the sale of the Company’s products and to assisting end users who do not yet have a prescription for the Company’s products in obtaining such a prescription.  Bella and OPO have agreed to co-locate new warehousing and fulfillment operations to facilitate their obligations under the Distribution Agreement, but will maintain separate labor and staff.  OPO has agreed that it will not sell products going forward to any distributor who sells the Company’s products solely through the Internet at a better price than it sells its products to Bella.  In addition, OPO has provided Bella a minimum annual gross profit guaranty of $250.  The term of the Distribution Agreement is also seven years.  Thereafter, the Distribution Agreement may be renewed upon mutual agreement of Bella and OPO.  Either party has the right to terminate the Distribution Agreement upon prior written notice in the case of a breach of the agreement by the other party and failure to cure such breach within a specified period.  In addition, OPO may terminate the Distribution Agreement upon termination of the SoftwareAgreement. At the end of December 2012, Bella began to sell the Company’s products through its website, but sales during the year ended December 31, 2012 were not material.

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

In addition, on or about January 7, 2010, Zein Obagi and his spouse, Samar Obagi, and the Zein and Samar Obagi Family Trust and certain other entities allegedly affiliated with Zein Obagi sent the Company an arbitration demand before JAMS (formerly Judicial Arbitration and Mediation Services) in Los Angeles, California in which the claimants claimed breaches of the 2006 Services Agreement and 2006 Separation and Release Agreement between the Company and the claimants and various breaches of common law, California law, and federal law.  The Company filed an answer to the Demand for Arbitration denying the allegations and asserting various counterclaims.  In May 2010, the claimants in the arbitration proceeding filed an amended demand, again before JAMS in Los Angeles.

On May 2, 2011, the Company entered into the Settlement Agreement with the ZO Parties that resulted in the dismissal with prejudice of all claims and counterclaims in both the litigation and arbitration.  Under the Settlement Agreement, the Company and ZO Parties agreed to mutual releases.  The Settlement Agreement also provided for: (i) a one-time payment of $5,000 from the Company to the ZO Parties; and (ii) the grant of a limited, non-exclusive license by the Company to the ZO Parties to use certain trademarks of the Company in up to three locations.  In addition to the one-time settlement payment, the Company incurred legal costs related to the matter.  The other non-economic terms of the Settlement Agreement are confidential.  The Company recorded $5,000 for the one-time payment and $2,947 in related litigation fees as components of “Selling, general and administrative expenses” during the year ended December 31, 2011.

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

On October 23, 2012, the Company entered into the Confidential Settlement Agreement and Release with its insurance carriers (the “Insurance Settlement”).  Pursuant to the Insurance Settlement, the Company released the insurance carriers of all claims it did assert and could have asserted in the motions filed by the Company against the insurance carriers and in the underlying claims with Dr. Zein Obagi and related parties.  In consideration for the final disposition of the matter, the insurance carriers paid the Company $14,000 in October 2012, at which time the Company recorded net proceeds of approximately $8,401 after legal expense as a gain on insurance settlement related to the matter and was included as a component of “Selling, general and administrative expenses” in the Consolidated Statements of Income and Comprehensive Income.

Note 11: Stock Awards

In November 2000, the Company adopted the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”).  The terms of the 2000 Plan provided for the grant of options to purchase common stock to employees, consultants, and directors.  The 2000 Plan included incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”).  The maximum number of shares of common stock that were allowed to be issued over the term of the 2000 Plan was not to exceed 375,000 shares of the Company’s common stock.  In September 2001, the Board of Directors amended the 2000 Plan to increase the maximum number of shares of common stock that may be issued over the term of the 2000 Plan to 2,083,334 shares.  The vesting period of options granted under this plan ranged from one to five years.  Options expired within a period of not more than ten years from the grant date.  In November 2005, the Board of Directors amended the 2000 Plan to discontinue further option grants under the plan.  At December 31, 2012 and 2011, due to the aforementioned discontinuance of further option grants under the 2000 Plan, 280,590 shares are no longer available for the granting of additional options.

In November 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”).  The 2005 Plan provides for the grant of ISOs and NSOs to employees, consultants and directors.  On November 27, 2006, the Company’s Board of Directors amended the 2005 Plan.  The amendments to the 2005 Plan included: (i) increasing the number of authorized shares to 1,500,000; (ii) establishing an evergreen clause that replenishes the 2005 Plan each year with a share amount equal to the lesser of 500,000 shares, 3% of outstanding shares as of the preceding December 31, or such number of shares as is determined by the Board of Directors; (iii) and other administrative provisions.  The amended 2005 Plan was approved by the stockholders of the Company on November 28, 2006.  On January 9, 2007, February 27, 2008, and April 15, 2009, the Board of Directors replenished the 2005 Plan with 500,000 shares on each date, available for granting of additional options.  In April 2010, the Company’s Board of Directors further amended the 2005 Plan to: (i) eliminate the automatic share increase provision of the plan; (ii) provide that the authorized share reserve will be reduced by one share of the Company’s common stock for every one share subject to an option or stock appreciation right granted under the plan and one and one-half shares of the Company’s common stock for every one share subject to an award other than an option or stock appreciation right; (iii) extend the Company’s ability to grant certain performance-based awards under the plan; and (iv) effect various technical revisions. The amendment to the 2005 Plan, as previously amended, was approved by the stockholders of the Company at its 2010 Annual Meeting of Stockholders.

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

A total of 4,802,744 shares have been authorized for issuance under the 2000 Plan and the 2005 Plan (the “Plans”).  Of the shares that have been authorized for issuance, 1,949,677 and 1,720,972 shares have been issued for options which have been exercised as of December 31, 2012 and 2011, respectively, and 1,559,337 and 1,315,290 shares have been reserved for options that are outstanding as of December 31, 2012 and 2011, respectively.  At December 31, 2012 and 2011, there were 761,163 and 1,257,795 shares available for granting of additional options, respectively.

During the year ended December 31, 2012, the Company’s Board of Directors granted 579,000 options to employees of the Company, including executive officers, with exercise prices ranging from $10.27 to $15.40 per share, which was equal to or greater than the fair value of the underlying common stock on the date of grant.  During the year ended December 31, 2011, the Company’s Board of Directors granted 387,500 options to employees of the Company, including officers, with exercise prices ranging from $9.39 to $12.55 per share, which was equal to or greater than the fair value of the underlying common stock on the date of each grant.  During the year ended December 31, 2010, the Company’s Board of Directors granted 359,000 options to employees of the Company, including officers, with exercise prices ranging from $11.06 to $13.54 per share, which was equal to or greater than the fair value of the underlying common stock on the date of each grant.

The fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010

Expected stock price volatility	40.1%	41.0%	42.2%
Expected dividend yield	0.0%	0.0%	0%
Risk-free interest rate	1.1%	1.6%	2.6%
Expected life of options	6.0 years	6.0 years	6.0 years

Expected stock price volatility is based on a combined average expected stock price volatility of publicly traded peer companies deemed to be similar entities whose share or option prices are publicly available.  For fiscal years 2012, 2011 and 2010 the Company based its expected stock price volatility on the combined average stock price volatility of five publicly traded peer companies.  Until such time that the Company has enough historical data, it will continue to rely on peer companies’ volatility and will ensure that the selected peer companies are still appropriate.  The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant with an equivalent remaining term.  The Company does not currently plan to pay dividends in the near future.  The Company has elected the simplified method for determining the expected life of options granted.

A summary of the option activity under the Plans is as follows:

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

	2012		2011		2010
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share

Outstanding, beginning of year	1,315,290	$10.83	1,207,067	$10.63	1,769,396	$10.09
Granted	579,000	$12.66	387,500	$10.47	359,000	$11.59
Exercised	(228,705)	$8.56	(168,004)	$7.62	(119,662)	$8.94
Cancelled	(106,248)	$11.69	(111,273)	$12.24	(801,667)	$10.12
Outstanding, end of year	1,559,337	$11.78	1,315,290	$10.83	1,207,067	$10.63
Exercisable, end of year	721,182	$11.55	679,738	$11.34	628,224	$11.17
Weighted average per share fair value of options granted during the year		$5.02		$4.35		$5.12

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $989, $509 and $467, respectively.  Upon exercise of stock options, the Company issues new shares.

A summary of options outstanding and exercisable as of December 31, 2012 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price Per Share	Number of Shares Outstanding at December 31, 2012	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares Exercisable at December 31, 2012	Weighted Average Per Share Exercise Price

$4.69 to $10.00	376,195	$9.39	7.62	221,199	$9.19
$10.27 to $11.00	232,308	$10.88	4.88	197,976	$10.98
$11.06 to $12.55	309,834	$11.83	7.61	169,173	$11.70
$12.70 to $20.34	641,000	$13.49	8.49	132,834	$16.13
	1,559,337	$11.78	7.57	721,182	$11.55

The aggregate intrinsic value of options outstanding for the year ended December 31, 2012 was $3,158, of which $1,802 related to vested options as of December 31, 2012 that have a weighted average remaining life of 5.93 years.  This amount changes based on the fair market value of the Company’s stock.  Aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s estimated stock price on December 31, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2012.  During the years ended December 31, 2012, 2011 and 2010, the Company recognized $1,836, $1,143 and $1,060, respectively, in stock-based compensation related to stock option and RSU awards.  As of December 31, 2012, the total unrecognized stock-based compensation expense related to nonvested stock options was approximately $3,029, which is expected to be recognized over a weighted average period of approximately 2.11 years.

During the years ended December 31, 2012, 2011and 2010, the Company issued a total of 15,920, 16,045 and 14,778 shares of restricted common stock, respectively, under the 2005 Plan to outside directors.  The resulting compensation expense from the restricted stock grants is recognized on the straight-line basis over the requisite service period, which equals the restricted stock vesting term of one year.  During the year ended December 31, 2012, the fair market value of the restricted stock ranged from $13.60 to $15.34 per share, which was based upon the fair market value

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

of the Company’s common stock on the date of grant.  The fair value of the restricted stock granted during the years ended December 31, 2011 and 2010 was $9.35 and $12.18 per share, respectively, which was based upon the fair market value of the Company’s common stock on the date of grant.  The total fair value of restricted stock that vested during the years ended December 31, 2012, 2011 and 2010 was $182, $164 and $182, respectively.

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

As noted earlier, during January 2012 the Company established OPO to conduct the Company’s e-Commerce and fulfillment business.  During the fourth quarter ended December 31, 2012, the Company began to sells its products to an authorized internet reseller who sells the Company’s products directly to consumers.  As a result, the Company operates its business on the basis of three reportable segments: (i) physician-dispensed; (ii) e-Commerce; and (iii) licensing.  The physician-dispensed segment produces a broad range of topical skin health systems and products that enable physicians to sell products to their patients to treat a range of skin conditions, including premature aging, photodamage, hyperpigmentation, acne, sun damage, facial redness and soft tissue deficits, such as fine lines and wrinkles.  The e-Commerce segment sells most of the products offered in the physician-dispensed segment, however, both the prescription and OTC products are currently dispensed through the authorized internet reseller directly to consumers.  The licensing segment includes revenues generated from licensing arrangements with international distributors that specialize in the distribution and marketing of OTC medical oriented products in the drug store, retail and aesthetic spa channels.

Management evaluates its segments on a revenue and gross profit basis, which is presented below.  The United States information is presented separately as the Company’s headquarters reside in the United States.  United States sales represented 82%, 83% and 84% of total consolidated net sales for the year ended December 31, 2012, 2011 and 2010, respectively.  No other country generates over 10% of total Company consolidated net sales.  Revenues from two affiliated customers of the Company’s physician-dispensed segment together represented approximately $12,935 of consolidated net sales for the year ended December 31, 2012.  Except as mentioned, no other customer accounted for over 10% of total Company consolidated net sales during the year ended December 31, 2012.  During the years ended December 31, 2011 and 2010, no single customer generated over 10% of total Company consolidated net sales.

All of the Company’s long-lived assets are located in the United States.  The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.  Financial information concerning the Company’s reportable segments is summarized below:

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

	Gross Sales	Intersegment Sales	Net Sales	Gross Profit
Year Ended December 31, 2012
Physician-dispensed	$116,270	$(56)	$116,214	$91,167
e-Commerce	—	—	—	—
Licensing	4,464	—	4,464	4,464
Total	$120,734	$(56)	$120,678	$95,631

Year Ended December 31, 2011
Physician-dispensed	$109,677	$—	$109,677	$85,670
e-Commerce	—	—	—	—
Licensing	4,431	—	4,431	4,416
Total	$114,108	$—	$114,108	$90,086

Year Ended December 31, 2010
Physician-dispensed	$108,362	$—	$108,362	$84,813
e-Commerce	—	—	—	—
Licensing	4,401	—	4,401	4,264
Total	$112,763	$—	$112,763	$89,077

Geographic information is summarized below:

	Year Ended December 31,
	2012	2011	2010
Geographic information
United States	$98,999	$94,842	$94,507
International	21,679	19,266	18,256
Net sales	$120,678	$114,108	$112,763

Product information is summarized below:

	Year Ended December 31,
	2012	2011	2010
Net sales by product line
Nu-Derm	$62,671	$60,035	$59,166
Vitamin C	18,580	16,604	16,413
Elasticity	13,163	11,313	11,551
Therapeutic	7,075	6,491	7,261
Other	14,725	15,234	13,971
Total	116,214	109,677	108,362
Licensing	4,464	4,431	4,401
Total net sales	$120,678	$114,108	$112,763

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Note 13: 401(k) Plan

Effective January 1, 2008, the Company modified its 401(k) defined contribution retirement plan to match 100% of employee contributions up to 3% of employee compensation and 50% of employee contributions of the next 2% of employee compensation to a maximum of 4% of employee compensation.  The Company may also make, at the discretion of the Board of Directors, additional contributions subject to statutory limits.

The Company contributed approximately $644, $591 and $626 for the years ended December 31, 2012, 2011 and 2010, respectively.  Administrative expenses paid on behalf of the plan were nominal for each of the respective years.
Note 14: Quarterly Financial Data (Unaudited)

Quarterly financial data for the years ended December 31, 2012 and 2011 were as follows:

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012

Net sales	$30,753	$30,506	$29,148		$30,271
Gross profit	$24,519	$24,332	$23,256		$23,524
Net income and Comprehensive income	$2,999	$3,353	$3,026		$7,260
Net income attributable to common shares
Basic	$0.16	$0.18	$0.16		$0.42
Diluted	$0.16	$0.18	$0.16	$	$ 0.41

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011

Net sales	$26,513	$28,876	$28,112		$30,607
Gross profit	$21,051	$22,346	$22,458		$24,231
Net (loss) income and Comprehensive (loss) income	$(2,441)	$2,921	$4,445		$5,095
Net (loss) income attributable to common shares
Basic	$(0.13)	$0.16	$0.24		$0.27
Diluted	$(0.13)	$0.16	$0.24	$	$ 0.27

Note 15: Subsequent Events

Obagi Medical Products, Inc.
Notes to the Consolidated Financial Statements (Continued)
(Dollars in thousands, except share and per share amounts)

Amendment of License Agreement with Koogly

On March 11, 2013, OPO entered into an amendment of the Software Agreement dated March 6, 2012 by and between OPO and Koogly (the “Original Software Agreement”).  Under the terms of the Original Software Agreement, OPO agreed to pay Koogly a one-time license fee of $1,350, payable in two installments as follows: (i) half of the fee was payable upon execution of the Original Software Agreement and (ii) the second half was due after OPO received the software that Koogly was developing for and had had the opportunity to test and use it for a 90 day period, which period could be extended to correct and retest any defects in the software.  Under the amendment, the remaining half of the license fee is now payable as follows: (i) $338 was due upon execution of the amendment; (ii) $169 will be due and payable upon initial delivery of the software and determination by OPO, after testing, that such software is sufficiently functional to launch OPO’s online business in a beta environment and; (iii) the remaining $169 will be due and payable after delivery by Koogly to OPO of the warehouse management system portion of the software and OPO’s determination, after testing, that such system has no material defects.  In addition, under the amendment, Koogly has agreed to provide OPO with additional programming services for a period of six months for a $175 fee.  OPO may choose to extend these services for an extra six month period for an additional $175 fee.  In addition, Koogly has agreed to provide certain debugging services to OPO for a fee not to exceed $50.