Form 10-K/A
Obagi Medical Products, Inc.
filed 2013-04-24
CIK 1375247

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

DOCUMENTS INCORPORATED BY REFERENCE

     None.

Explanatory Note

This Amendment No. 1 (the “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2012 of Obagi Medical Products, Inc. originally filed with the Securities and Exchange Commission on March 15, 2013 (the “Original Filing”).  This Amendment is being filed to provide the information required by Items 10, 11, 12, 13, and 14 of Part III of the Original Filing. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to amend and restate Part III, Items 10 through 14 in the Original Filing to include information previously omitted from the Original Filing because we do not expect to file our definitive proxy statement containing this information before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted.  In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

Other than the items outlined above, there are no changes to the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by us with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

OBAGI MEDICAL PRODUCTS, INC.
ANNUAL REPORT ON FORM 10-K/A
TABLE OF CONTENTS
OBAGI MEDICAL PRODUCTS, INC.
ANNUAL REPORT ON FORM 10-K/A
TABLE OF CONTENTS

		Page
	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	2
Item 11.	Executive Compensation	9
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26
Item 13.	Certain Relationships and Related Transactions, and Director Independence	29
Item 14.	Principal Accountant Fees and Services	30

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	31

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

© 2013 Obagi Medical Products, Inc.  All rights reserved.

PART III

ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The members of our Board of Directors (the “Board”) and our executive officers are identified below:

Name	Age	Positions with Obagi	Director Since
Albert F. Hummel	68	Chief Executive Officer, President and Director	2005
Albert J. Fitzgibbons III	67	Chairman of the Board of Directors	2004
Ronald P. Badie	70	Director	2006
John A. Bartholdson	42	Director	2000
John H. Duerden	72	Director	2007
Edward A. Grant	62	Director	2005
Kristina M. Leslie	48	Director	2012
Preston S. Romm	59	Chief Financial officer and Executive Vice President, Finance, Operations and Administration	--
David S. Goldstein	52	Executive Vice President, Global Sales and Field Marketing	--
Laura B. Hunter	52	Vice President, General Counsel and Secretary	--
Mark T. Taylor	56	Senior Vice President, Corporate Development and Investor Relations	--

Directors

Albert F. Hummel was appointed our President and Chief Executive Officer in April 2011, having served in that post on an interim basis since October 2010.  Mr. Hummel has served on the Board since November 2005. Mr. Hummel served as Chief Executive Officer of Cobrek Pharmaceuticals Inc., a product development company, from 1998 to December 2012, at which time the company was acquired by Perrigo Company. From 1994 until 1998, Mr. Hummel was a co-founder and general partner of Affordable Residential Communities LLC. Since 1986, he has served as a director of Actavis, Inc. (formerly, Watson Pharmaceuticals Inc.) and was its Chief Financial Officer from October 1991 until December 1994. Mr. Hummel was co-founder of Bradley Hummel Inc., a NYSE firm, and began his career at Merrill Lynch & Co in 1970 as a member of the investment banking group.

Mr. Hummel is a valuable member of our management team and Board due to his more than 20 years of management experience in the pharmaceutical industry and his understanding of various regulatory issues that we may confront from time to time. In addition, he provides knowledge of the capital markets, financial and accounting matters and compliance issues, having served as the chief financial officer and a director of another public company.

Albert J. Fitzgibbons III has served on our Board since September 2004 and as Chairman of our Board since August 2006. Mr. Fitzgibbons was a partner and a director of Stonington Partners, Inc., a private investment firm, a position that he held from 1993 to mid-December 2010. He has also served as a director of Merrill Lynch Capital Partners, Inc. (“MLCP”), a private investment firm that is a wholly-owned subsidiary of Merrill Lynch & Co., and as a consultant to MLCP.  In addition, he was a partner of MLCP and Executive Vice President of MLCP. Mr. Fitzgibbons also was a Managing Director of the investment banking division of Merrill Lynch & Co.  Over the past twenty-five years, Mr. Fitzgibbons has served on the public boards of Borg-Warner Automotive Inc., Borg-Warner Security Corporation, Eckerd Corporation, U.S. Foodservice, Amstar Corporation and Merisel, Inc. (from December 1997 to March 2011) and a number of privately-held companies. Mr. Fitzgibbons received his B.A. from Boston College and his M.B.A. from Columbia University.

Mr. Fitzgibbons brings over 40 years of experience in financial transactions, operational issues and strategic business development to the Board. He also has knowledge of directorial and public company governance matters from his years of service on the boards of other public and privately-held companies.

Ronald P. Badie has served on our Board since November 2006. Mr. Badie spent over 35 years with Deutsche Bank and its predecessor, Bankers Trust Company, retiring in 2002 as Vice Chairman of Deutsche Bank

Alex Brown (now Deutsche Bank Securities), the firm’s investment banking subsidiary. Deutsche Bank is an international financial services provider. Over the years, Mr. Badie held a variety of senior level positions with the firm, in both New York and Los Angeles. Mr. Badie served as a director of Integrated Electrical Services, Inc., a provider of electrical, security and communications systems, from October 2003 through May 2006, and a director of Merisel, Inc., a provider of visual and brand imaging services, from October 2004 to March 2011. He currently serves as a director of Amphenol Corporation and Nautilus, Inc. Mr. Badie is a graduate of Bucknell University and received an M.B.A. from New York University’s Stern School of Business.

    Mr. Badie’s long career in investment banking and finance, experience working in a large global organization, and strong leadership skills make him a valuable asset to the Board. Mr. Badie also brings governance experience to the Board through his service as a director of several other public and privately-held corporations.

John A. Bartholdson has served on our Board since June 2000.  Mr. Bartholdson has been a partner of Juniper Investment Company, LLC (“Juniper”), a private investment management company, since he co-founded the firm in 2008.  Mr. Bartholdson and Juniper are also principals of Aetolian Investors, LLC, a registered commodity pool operator.  Mr. Bartholdson has also been a partner and director of Stonington Partners, Inc., a private investment firm, since April 2006, having previously served in other positions beginning in June 1997. From 1994 to 1995 he worked for Stonington Partners as an analyst prior to attending graduate school. From 1992 to 1994, Mr. Bartholdson worked for MLCP, a private investment firm that is a wholly-owned subsidiary of Merrill Lynch & Co. Mr. Bartholdson serves and has previously served as a director of numerous privately-held companies. Mr. Bartholdson received his B.A. from Duke University and his M.B.A. from the Stanford Graduate School of Business.

     Mr. Bartholdson brings 19 years of private equity experience across a wide range of industries, and a successful record of managing control investments in private and public companies.  He also brings demonstrated knowledge and experience with a wide variety of financial transactions including: mergers and acquisitions, initial public offerings, debt and equity offerings and bank financing.  Mr. Bartholdson’s experience serving on the compensation, governance, audit and executive committees of board of other companies, make him a valued member of the Board. Mr. Bartholdson has been directly involved with the company since its inception in 1997.  His hands on knowledge of the development of the company as its business has grown ten-fold since its inception provides him with unique knowledge and experience.  His knowledge of our company and his thorough understanding of the role of the board of directors qualify him to serve on the Board.

John H. Duerden has served on our Board since December 2007. Mr. Duerden currently serves as the Chief Executive Officer of the Chrysallis Group, a consulting group targeted at the development and renewal of brands, which he founded in March 2006.  From March 2009 to February 2010, Mr. Duerden took a hiatus from the Chrysallis Group to serve as President and Chief Executive Officer, and a member of the board of directors, of Crocs, Inc., a designer, manufacturer and retailer of footwear. Prior to Chrysallis, Mr. Duerden was a senior executive with Invensys plc., a British engineering conglomerate from August 2002 until October 2005. Mr. Duerden also served as Chairman and Chief Executive Officer of Dictaphone Corporation, a producer of sound recording devices, from June 1995 until its sale to Lernout & Hauspie in May 2000. Mr. Duerden was appointed Chief Executive Officer of Lernout & Hauspie in August 2000 and served briefly as Chief Executive Officer until January 2001, and supervised its filing for protection under Chapter 11 in December of 2000. From February 1990 through April 1995, Mr. Duerden served as President and Chief Operating Officer of Reebok International, a producer of athletic footwear, apparel, and accessories. Between October 1988 and February 1990, Mr. Duerden was Managing Director of Reebok’s International Division. Mr. Duerden also served as non-executive director on the board of directors of Sunglass Hut International, a major retailer of sunglasses and watches, from 1992 until its sale in 2001, and on the board of Telewest plc, a British cable television, telephony and broadband company, from 2004 until its merger with NTL Incorporated in 2006.

Mr. Duerden’s experience in marketing, management and operations for a variety of companies both domestic and international, as well as his knowledge of international business operations and strategies is valuable to the Board and our management team.  He also brings insights on directorial and public company governance matters, having served on the boards of several other public companies.

 Edward A. Grant has served on our Board since November 2005. He was a professional with Arthur Andersen LLP (“Andersen”) for 35 years, retiring in 2011 as a principal and practice director.  He also served as a consultant to Andersen through 2012.  He was an audit partner with the firm for sixteen years, serving as the auditor to several public companies, including companies in the healthcare industry. Mr. Grant served as a member of the board of directors of Merisel, Inc., a provider of visual and brand imaging services, and as chairman of its audit committee, from May 2006 to March 2011.  Mr. Grant received his bachelor’s and two master’s degrees from the University of Wisconsin-Madison and became a CPA in 1976. He is a past member of the American Institute of Certified Public Accountants and the Illinois Certified Public Accountants Society and has served on several civic boards.

Mr. Grant’s expertise in financial accounting and reporting matters, his experience as the auditor of public companies, including those in the health care industry, his service as a director and audit committee chairman of public companies, and his executive experience provide him with the knowledge and skills necessary to lead our Audit Committee and to make important contributions to Board proceedings, and given the breadth and depth of his experience and knowledge, he has been designated as an Audit Committee financial expert by our Board.

Kristina M. Leslie has served on our Board since July 2011. From 2004 to 2007, Ms. Leslie served as Chief Financial Officer of DreamWorks Animation SKG, Inc., a company that develops and produces computer generated animated feature films. Prior to DreamWorks Animation SKG, Ms. Leslie served as the Chief Financial Officer of DreamWorks LLC, a diversified entertainment company, from 2003 to 2004 and as Head of Corporate Finance and Strategic Planning from 1996 to 2003. While at DreamWorks LLC, Ms. Leslie led the initial public offering of DreamWorks Animation SKG. Ms. Leslie also served as Director of Financial Planning for Viacom Inc., an entertainment company, from 1993 to 1996.  Ms. Leslie currently serves on the board of directors of Orbitz Worldwide, Inc., a global online travel company, where she is Chairwoman of the audit committee, and a member of the compensation and nominating and corporate governance committees, and PICO Holdings, Inc., a diversified holding company, where she is the non-executive Chairwoman of the board, Chairwoman of the corporate governance committee and a member of the audit and compensation committees.  From 2007 through 2010, Ms. Leslie served on the board of directors of Bare Escentuals, Inc., a cosmetic company where she was a member of the audit committee.  Ms. Leslie also serves on the board of directors of Methodist Hospital in Arcadia, CA where she is Treasurer and Chairwoman of the finance, audit and compliance committee, and a member of the compensation and executive committees.   In addition, Ms. Leslie serves as the Chairwoman of the board of directors at Flintridge Preparatory School in La Cañada Flintridge, CA.  Ms. Leslie holds a B.A. degree in economics from Bucknell University and an M.B.A. from Columbia University.

Ms. Leslie’s experience as a director of a cosmetic company and a global online company make her a valuable asset to the Board.  In addition, as a former chief financial officer of DreamWorks, Ms. Leslie offers a wealth of financial management experience and understands the challenges a public reporting company faces.  Her extensive audit committee experience with other public companies enhances the financial expertise of our Board and Audit Committee.

Executive Officers

      The following is a brief description of the business experience and educational background of each of our executive officers, including the capacities in which each has served during the past five years. The description for Mr. Hummel, our President and Chief Executive Officer appears above under the section entitled “Directors.”

Preston S. Romm has served as our Chief Financial Officer and Executive Vice President, Finance, Operations and Administration since July 2008.  From 2006 to 2008, Mr. Romm served as Chief Financial Officer for Iomega Corporation, until its sale to EMC Corporation in 2008. At Iomega, he was responsible for all administrative functions including finance, SEC compliance, treasury, investor relations and information systems. Mr. Romm’s extensive public company financial experience includes serving as the CFO of Dot Hill Systems from 1999 to 2006, Verteq, Inc., a privately-held company, from 1997 to 1999, and STM Wireless, Inc. from 1994 to 1997, and he was Chief Accounting Officer of MTI Technology from 1990 to 1994. Mr. Romm began his career at the CPA firm of Schmidt & Co., and has also held management positions at Unisys and McDonnell Douglas. He holds a B.S. in Accounting from the University of Maryland and an M.B.A. from American University. Mr. Romm served as a member of the board of directors of Netlist where he was chairman of the audit committee and a member of the nominating and governance committees from March 2004 to April 2009.

David S. Goldstein has served as our Executive Vice President, Global Sales and Field Marketing since January 2004. He joined us as Director of Sales for the United States in October 1999. From 1991 to 1999, Mr. Goldstein served in sales management positions for Allergan. Prior to that, Mr. Goldstein worked with Johnson & Johnson, where he served in various sales positions with a particular focus on dermatology products such as Retin-A. Prior to beginning his career in sales, Mr. Goldstein served for four years in the United States Marine Corps, earning a Navy Commendation of Meritorious Service. Mr. Goldstein received his B.S. in economics and M.B.A. from National University of San Diego.

Laura B. Hunter has served as our Vice President, General Counsel and Secretary since September 2008.  Prior to joining us, for five years, Ms. Hunter was the President of The LB Hunter Group, a strategic business and legal consulting firm providing business advisory and legal services primarily to companies in the medical device, products and services, healthcare information technology and other segments of the healthcare industry.  From 1987 to 2003, Ms. Hunter was a practicing lawyer, most recently with the law firm of Brobeck, Phleger & Harrison LLP where she was a partner from 1995 until her departure, and during a portion of which time, she was co-chair of the firm’s life sciences practice and managing partner of the firm’s Orange County, California Business & Technology Group.  Ms. Hunter received her B.B.A. from the University of San Diego and her Juris Doctor degree from the University of California at Davis.

Mark T. Taylor has served as our Senior Vice President, Corporate Development and Investor Relations since August 2012. Prior to joining the Company, he served as a Managing Director and Senior Specialty Pharmaceutical Analyst at Roth Capital Partners, LLC, an investment banking firm dedicated to the small-cap public market, from April 2003 to November 2008, and returned to the firm to lead its institutional sales of healthcare products to hedge funds and mutual funds from May 2011 until his appointment at the Company.  In addition, Mr. Taylor has served as the Chief Executive Officer and co-founder of Hallux, Inc., a privately held company focused on developing innovative solutions for fungal diseases, since June 2012.  Although Mr. Taylor will retain his position with Hallux, he will not receive any compensation from Hallux and will be devoted full time to his duties with the Company.  From November 2008 to May 2011, Mr. Taylor served as the Vice President, General Manager Worldwide Diagnostics of MP Biomedicals, LLC, a distributor of chemical compounds and equipment for life sciences research and production.  Mr. Taylor has also served in various senior management positions in the corporate development and investor relations functions at ICN Pharmaceuticals, Inc., most recently as Executive Vice President, North America, and as Vice President of Business Development at Watson Pharmaceuticals, Inc.  Mr. Taylor currently serves on the board of directors of Medical Care Corporation, a privately held company focused on Alzheimer’s research and diagnosis.  Mr. Taylor received a B.S. in management from Tulane University.

     There are no family relationships among any of our directors or these officers.

Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act and SEC rules, our directors, executive officers who are subject to Section 16(a) and beneficial owners of more than 10% of any class of equity security are required to file periodic reports of their ownership, and changes in that ownership, with the SEC.  Based solely on our review of copies of these reports that we received from such persons for their transactions in 2012 and written representations of such reporting persons, we believe that all SEC reporting requirements under Section 16(a) during the year ended December 31, 2012 were satisfied in a timely manner.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and employees, including the principal executive officer, principal financial officer and controller. The Code of Business Conduct and Ethics, as applied to our principal executive officer, principal financial officer and principal accounting officer, constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and is

our “code of conduct” within the meaning of the listing standards of the Nasdaq Global Market. A copy of our Code of Business Conduct and Ethics is available on the Investor Relations section of our website at www.obagi.com.  We intend to disclose any material changes made to the Code of Business Conduct and Ethics or any waivers granted to any of our directors and executives on that website or by the filing of a Current Report on Form 8-K within four business days of such material change or waiver.

Board Committees

Our Board has standing Audit, Compensation and Nominating and Corporate Governance Committees. Our Board has reviewed, assessed the adequacy of, and approved a formal written charter for each of these committees, each of which is available on the Investor Relations section of our website at www.obagi.com. Our stockholders may also request a copy of any of the charters of these committees by writing to Obagi Medical Products, Inc., 3760 Kilroy Airport Way, Suite 500, Long Beach, California 90806, Attention: Secretary. The current chairs and members of the committees are identified in the following table:

Committee Composition & Leadership

Chairperson	Member	Financial Expert
Nominating and Corporate
	Audit Committee	Compensation Committee	Corporate Governance Committee
Outside Directors
Ronald P. Badie
John A. Bartholdson
John H. Duerden
Albert J. Fitzgibbons III
Edward A. Grant [Missing Graphic Reference]
Kristina M. Leslie
 _________________
 In addition, from time to time our Board may form special committees to advise the Board regarding specific events or transactions.

Audit Committee. The Audit Committee currently consists of Messrs. Grant (Chairman), Badie and Bartholdson and Ms. Leslie. Our Board has determined that Messrs. Grant, Badie and Bartholdson and Ms. Leslie are independent directors and meet the eligibility standards for Audit Committee service under the Nasdaq rules. The Board has determined that Mr. Grant qualifies as an “audit committee financial expert” as defined by the rules of the SEC.  The Audit Committee met five times during 2012 and each member of the Audit Committee attended at least 75% of the total meetings held, other than Ms. Leslie who joined the Board and Audit Committee in July 2012 and attended at least 75% of the meetings of the Audit Committee held subsequent to joining the committee.

Pursuant to the charter for the Audit Committee, the purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the company and audits of our financial statements. Our management is responsible for the preparation, presentation and integrity of our financial statements, and for maintaining appropriate accounting and financial reporting principles and policies and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Our independent registered public accounting firm is responsible for auditing our financial statements and expressing an opinion as to their conformity with generally accepted accounting principles. The Audit Committee, among other things:

•	Appoints and approves the compensation of the independent registered public accounting firm to serve as our auditor;

•	Oversees the work of the independent auditor, including the annual audit;

•	Evaluates the performance of the independent auditor, and if so determined by the Audit Committee, replaces the independent auditor;

•
Ensures the receipt of, and evaluates, written disclosures and the letter from the independent auditor required by applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) regarding the independent auditor’s communications with the Audit Committee concerning independence, and has discussed with the independent auditor the independent auditor’s independence;

•
Discusses with the independent auditor the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (American Institute of Certified Public Accountants (“AICPA”), Professional Standards, Vol. 1 AU section 380)  as adopted by the PCAOB in Rule 3200T;

•	Meets, reviews and discusses with management and the independent auditor separately and together regarding the scope of the audit, significant accounting issues encountered and the adequacy of internal control over financial reporting;

•	Reviews and discusses with management and the independent auditor the auditor’s report on internal control over financial reporting and any management letters received by us;

•	Meets quarterly and annually with management and the independent auditor to review our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

•	Assists the Board in its oversight of enterprise-wide risk management and reviews the scope and results of all internal audits; and

•	Reviews and assesses the charter at least annually, provides minutes of committee meetings and prepares the report to be included in the proxy statement each year.

Compensation Committee. The Compensation Committee currently consists of Messrs. Duerden (Chairman), Badie, Fitzgibbons and Grant. The Board has determined that Messrs. Duerden, Badie, Fitzgibbons and Grant are independent under the Nasdaq rules.  The Compensation Committee met seven times during 2012 and took action by unanimous written consent one time. Each member of the Compensation Committee attended at least 75% of the total meetings held.  The Compensation Committee:

•	Has exclusive authority to determine the amount and form of compensation paid to our Chief Executive Officer and reviews, at least annually, our Chief Executive Officer’s performance;

•	Oversees our overall compensation structure, policies and practices, and assesses whether our compensation structure and plans establish appropriate incentives for management and employees;

•	Administers our incentive-compensation and equity-based compensation plans;

•	Reviews and approves corporate goals and objectives relevant to the compensation of other executives, officers, employees, consultants and advisors; and

•
Reviews and assesses the charter periodically, prepares minutes of committee meetings and prepares the report to be included in the proxy statement on executive compensation and our compensation discussion and analysis each year.

The Compensation Committee may delegate its authority to set the compensation of non-officer employees to management and other appropriate supervisory personnel. The Chief Executive Officer makes recommendations to the Compensation Committee regarding appropriate goals and objectives relevant to the compensation and performance of the other members of executive management, and the Compensation Committee reviews, evaluates and approves the amount and form of compensation paid to such executives each year.

The Compensation Committee has the authority to select and engage, at our expense, such outside consultants, legal counsel and other advisors as it determines necessary and advisable to assist it in the performance of its functions, including the sole authority to retain and terminate any compensation consultant and to approve the consultant’s fees and other retention terms. In 2012, the Compensation Committee engaged the services of Frederic W. Cook & Co., Inc. to serve as its independent compensation consultant and determined that it was independent.

For further discussion regarding the Compensation Committee’s role in the compensation of our executive officers, see the section entitled “Compensation Discussion and Analysis” below.  The report of the Compensation Committee is included below in this Amendment.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee currently consists of Messrs. Badie (Chairman), Duerden and Fitzgibbons. Messrs. Badie, Duerden and Fitzgibbons are independent directors under the Nasdaq rules.  The Nominating and Corporate Governance Committee met three times in 2012 and all of the members of the committee attended those meetings. The Nominating and Corporate Governance Committee, among other things:

•	Selects and evaluates individuals for appointment to the Board, including assessing the particular experience, qualifications, attributes and skills possessed by each such individual;

•	Identifies, evaluates and recommends directors for appointment to its committees;

•	Prepares and recommends corporate governance guidelines for approval by our Board;

•	Prepares and recommends, and from time to time assesses, our Code of Business Conduct and Ethics;

•	Reviews the committee’s charter at least annually;

•	Provides recommendations to our Board on matters regarding management succession; and

•	Conducts an annual review and evaluation of the performance of the Board.

Director Nominations

Criteria for Board Membership.  In selecting candidates for appointment or re-election to the Board, the Nominating and Corporate Governance Committee considers the appropriate balance of experience, skills and characteristics required of our Board, and seeks to ensure that at least a majority of the directors will be independent under the Nasdaq rules, and that members of our Audit Committee meet the financial literacy and sophistication requirements under the Nasdaq rules and at least one of them qualifies as an “audit committee financial expert” under the rules of the SEC. Although we do not have a formal policy with respect to diversity, the Nominating and Corporate Governance Committee does review the qualities of the Board members as a group, including the diverse nature of the Board’s professional experiences, viewpoints, skills, expertise with respect to the various facets of our business operations, and educational backgrounds. Nominees for director were also selected on the basis of their depth and breadth of experience, integrity, ability to make independent analytical inquiries, understanding of our business environment, and willingness to devote adequate time to Board duties. In addition, the Nominating and Corporate Governance Committee and Board may, from time to time, establish and consider specific skills and experiences that they believe we should seek in nominees for director in order to constitute a diverse, balanced and effective Board.

Stockholder Nominees. The Nominating and Corporate Governance Committee will consider written proposals from stockholders for nominees for director. Any such nominations should be submitted to the Nominating and Corporate Governance Committee c/o the Secretary of the Company and should include the following information: (i) all information relating to such nominee that is required to be disclosed pursuant to Regulation 14A under the Exchange Act (including such person’s written consent to being named in a proxy statement as a nominee and to serve as a director if elected); (ii) the names and addresses of the stockholders making the nomination and the number of shares of our common stock that are owned beneficially and held of record by such stockholders; and (iii) appropriate biographical information and a statement as to the qualification of the nominee, and should be submitted in the time frame described in the our Bylaws and under the SEC rules.

Process for Identifying and Evaluating Nominees.  In the ordinary course, absent special circumstances or a material change in the criteria for Board membership, the Nominating and Corporate Governance Committee will re-nominate incumbent directors who continue to be qualified for service on our Board and are willing to continue as directors.  If an incumbent director is not standing for re-election, or if a vacancy on the Board occurs between annual stockholder meetings, the Nominating and Corporate Governance Committee will seek out potential candidates for Board appointment who meet the criteria for selection as a nominee and have the specific qualities or skills being sought. Director candidates will be selected based on input from members of the Board, our executives and, if the Nominating and Corporate Governance Committee deems appropriate, a third-party search firm. The Nominating and Corporate Governance Committee will evaluate each candidate’s qualifications and check relevant references. In addition, such candidates will be interviewed by at least one member of the Nominating and Corporate Governance Committee. Candidates meriting serious consideration will meet with all members of the Board. Based on this input, the Nominating and Corporate Governance Committee will evaluate which of the prospective candidates is qualified to serve as a director and whether the committee should recommend to the Board that this candidate be appointed to fill a current vacancy on the Board, or presented for the approval of the stockholders, as appropriate.

Although the Nominating and Corporate Governance Committee has not adopted a formal policy with respect to stockholder nominees, the committee expects that the evaluation process for a stockholder nominee would be similar to the process outlined above.

ITEM 11:    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis contains statements regarding future individual and company performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

Introduction

This Compensation Discussion and Analysis section discusses the compensation policies and programs for the following executive officers: Mr. Hummel, our President and Chief Executive Officer; Mr. Romm, our Chief Financial Officer and Executive Vice President, Finance, Operations and Administration; Mr. Goldstein, our Executive Vice President, Global Sales and Field Marketing; Ms. Hunter, our Vice President, General Counsel and Secretary; and Mr. Taylor, our Senior Vice President, Corporate Development and Investor Relations (the “Named Executive Officers”).

The Compensation Committee of our Board has responsibility for establishing, implementing and continually monitoring our executive officer compensation programs. Each member of the Committee is “independent” under Nasdaq listing standards, is an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code, and is a non-employee director within the meaning of Section 16 of the Exchange Act.

Executive Summary

Our Compensation Committee, with the guidance of its compensation consultant,  has designed our executive officer compensation program to achieve the following objectives: (i) attract, retain, motivate and reward highly talented and dedicated executive officers; (ii) align the interests of our executive officers with those of our stockholders; and (iii) provide total compensation to each executive officer that is both competitive with peer companies and reflective of individual and corporate performance.  Within this framework, the committee strives to ensure that the total compensation paid to all of our executives, including the Named Executive Officers, is fair, reasonable and competitive.  In addition, the committee believes that the compensation paid to our executives should be substantially dependent upon our financial performance and the value that we create for our stockholders. For this reason, the committee structures our compensation programs to provide incentives for the attainment of our short-term and long-term strategic and financial objectives, and rewards those executives who make meaningful contributions to the attainment of those objectives. These principles and policies resulted in the following key decisions for our 2012 executive officer compensation:

•
Varied Elements of Compensation. The compensation of each of our Named Executive Officers in 2012 primarily consisted of three elements: (i) a base salary; (ii) participation in an annual cash bonus plan tied to our attainment of pre-established corporate financial objectives; and (iii) long-term stock-based incentive awards, in the form of stock.  This mix of compensation elements emphasizes performance results, with generally more than half of the targeted compensation for each named executive officer being performance-based. By allocating a significant portion of total compensation to variable pay for our executive officers, we are able to maintain control over fixed compensation expenses in the form of base salaries, while affording meaningful upside potential to executives from achievement of company and individual performance goals;

•
Total Target Executive Compensation was Competitive. In 2012, the Compensation Committee targeted total direct compensation, in the aggregate (i.e., including base pay, short-term cash incentives and long-term equity award incentives) in a manner that is in line with the sixty-fifth percentile of comparable executive officers in the peer group identified below as an initial benchmark. The committee chose to target the sixty-fifth percentile because successful execution of our business plan requires a small number of executives with superior skills and the Compensation Committee believes that using the sixty-fifth percentile will give us a competitive advantage over the companies with which we compete by allowing us to attract and retain the most talented and dedicated executives possible;

•
Base Salaries and Target Bonus Opportunities Reflected Economic Conditions.   Due to uncertainty in the economic conditions in the United States and around the world in recent years, our Named Executive Officers received no increases in their base salaries during 2009, 2010 and 2011. In 2012, upon the recommendation of its compensation consultant, the Compensation Committee approved merit increases between 3-6% for our Named Executive Officers, other than Mr. Taylor who joined us in August 2012, as discussed below.  The target annual cash bonus for each of our Named Executive Officers remained at the same level as in 2011 and 2010;

•
Actual Cash Bonuses Paid Were Based on Our Performance Against Aggressive Goals. The goals we establish under our annual incentive plans are aggressive ones that are not easily achievable.  Actual bonuses paid under our 2012 Performance Incentive Plan (the “2012 Plan”) were 118.4% of the target bonus for each Named Executive Officer in 2012.  However, the actual bonuses paid under our 2011 Performance Incentive Plan (the “2011 Plan”) were only 39.4% of the target bonus for each Named Executive Officer in 2011.  In addition, these cash incentives are capped at 75% of base salary for our Chief Executive Officer and 50-60% of base salary for the other Named Executive Officers, thereby limiting the incentive for excessive risk-taking and a focus on short-term results only;

•
Stock Options Were a Key Component of Compensation. Stock options align the interests of our executives with those of our stockholders and are the primary long-term compensation vehicle for our named executive officers. Options closely align the interests of our executives with those of our stockholders because our executive officers will realize a return on their options only to the extent there is an increase in the fair market value of the underlying shares over the exercise price, and only to the extent the executive continues to remain employed by us through the vesting period. As reflected in the Summary Compensation Table appearing below, stock options represented a significant portion of each Named Executive Officer’s total overall compensation for 2012; and

•
No Significant Perquisites. Consistent with our pay-for-performance compensation philosophy, we do not provide our executive officers with any significant perquisites, other than those offered to our employees generally, such as participation in our 401(k) plan and the provision of healthcare, life and disability insurance.

Compensation Goals and Philosophy

The primary goals of our Compensation Committee with respect to executive compensation are to attract and retain a talented and dedicated management team, motivate them to achieve our specific annual, long-term and strategic goals, and align their interests with those of the stockholders by only rewarding performance that meets or exceeds established thresholds, and provides consequences for under performance, with the ultimate objective of improving stockholder value. Our Compensation Committee evaluated individual executive performance with a goal of setting compensation at levels the committee believes are appropriate, taking into account the responsibility and performance of, and compensation paid to, our other executives and to executive officers at comparable companies.

In 2012, the Compensation Committee engaged the services of a new compensation consultant, Frederic W. Cook & Co., Inc. (“Cook & Co.”) to assist it in its duties, including providing advice regarding industry trends relating to the form and amount of compensation provided to executives by companies with which we compete for executive talent. The compensation consultant did no work for us other than its work for the Compensation Committee and reported directly to the Compensation Committee through its chairperson. The Compensation Committee retains the right to terminate or replace its compensation consultant at any time.

In 2012, Cook & Co. provided the Compensation Committee with:

•	Market survey data and competitive practices analysis;

•	Advice regarding competitive levels of executive base salaries, annual performance incentive awards, annual equity awards, executive benefits and perquisites, and severance benefits;

•
A comprehensive review of our executive compensation strategy and policies, including reviewing the relative compensation of our peer group companies and the criteria for selecting peers that was used in preparing this Amendment as well as advising on our short- and long-term compensation incentives and our equity compensation strategy; and

•	Support for the preparation of our disclosure in this Amendment of peer group data (excluding compensation related data relative to the designated peer group).

  Direct Peer Group

In 2012, with the assistance and upon the recommendation of Cook & Co., the Compensation Committee developed a revised peer group that includes companies with revenue and market capitalization within a proscribed range that overlaps more closely than the peer group previously used by the committee with comparators used by others, such as companies that issue proxy voting guidelines, when comparing our performance and compensation to industry peers. Our Compensation Committee selected the following 18 companies consisting of direct competitors having comparable revenue and net income and similar sales and marketing initiatives as Obagi, for the purposes of evaluating executive compensation in 2012:

• Aveo Pharmaceuticals Inc. • Cornerstone Therapeutics Inc. • Cutera Inc. • Cynosure Inc. • Derma Sciences Inc. • Dusa Pharmaceuticals Inc.	• Emergent Biosolutions Inc. • Enzon Pharmaceuticals Inc. • Exelixis, Inc. • Hi-Tech Pharmaceuticals, Inc. • ISTA Pharmaceuticals, Inc. • Palomar Medical Technologies Inc.	• Santaras Inc. • SciClone Pharmaceuticals, Inc. • Solta Medical Inc. • Spectrum Pharmaceuticals, Inc. • Sucampo Pharmaceuticals Inc • Zeltiq Aesthetics Inc.

Our Compensation Committee believes that this diverse group of companies set an appropriate standard against which to measure the compensation packages awarded to our executives for 2012.  The Compensation Committee used these peer companies as a guideline when determining total compensation paid to our executives for 2012.  The Compensation Committee targeted approximately the sixty-fifth percentile of total direct compensation paid to the comparable executives of these companies.  The committee chose to target the sixty-fifth percentile because successful execution of our business plan requires a small number of executives with superior skills and the Compensation Committee believes that using the sixty-fifth percentile will give us a competitive advantage over the companies with which we compete by allowing us to attract and retain the most talented and dedicated executives possible.

For the committee’s review of executive compensation for 2012, Cook & Co. did not provide a comparison of these peer group companies’ relative compensation data for 2012, as all of these companies had not yet reported year end compensation data by the time the Compensation Committee reviewed and determined the compensation packages for our Named Executive Officers for 2012. Therefore, 2011 compensation data was generally used in evaluating our executives’ compensation for 2012.

Role of Executives in Compensation Decisions

The Compensation Committee makes all of the decisions regarding compensation for our executives, including the Named Executive Officers, and approves recommendations regarding equity awards to all of such individuals. Decisions regarding non-equity compensation of other employees are made by our Chief Executive Officer within the framework established by our Compensation Committee.

The performance of our Chief Executive Officer is reviewed by our Compensation Committee, after asking him to provide his view concerning his performance.  Our Chief Executive Officer annually reviews the performance of each executive and the conclusions reached, and the recommendations made, by him based on these reviews are presented to the Compensation Committee. The Compensation Committee then discusses the reviews and recommendations that were presented by the Chief Executive Officer, and discusses its own reviews of the performance of the executives. The Compensation Committee thereafter exercises its discretion in deciding the compensation to be paid to each of these individuals.

Elements of Compensation

To achieve the Compensation Committee’s objectives, our compensation plan must serve three primary purposes. First, it must be competitive. In 2012, competitive meant targeting total direct compensation, in the aggregate (i.e., including base pay, short-term cash incentives and long-term equity award incentives) in a manner that is in line with the sixty-fifth percentile of comparable executive officers in the peer group identified above as an initial benchmark. Individual targets are equitably set on the same basis, compared to both peers and internal benchmarks. Second, it should provide compensation that varies based on the company’s performance and the individual performance of each executive. Third, it should align each participant's interests with those of our stockholders. The principal components of executive compensation consist of the following:

 Base Salary.  Base salaries are provided to our executives to compensate them for services rendered during the fiscal year. Base salaries for executive officers are established based on the scope of their responsibilities and their individual performance. Generally, base salaries are reviewed annually, and adjusted from time to time to realign salaries after taking into account individual responsibilities, performance and experience. For 2012, this review occurred in the second quarter. At that time, our Compensation Committee reviewed information gathered by Cook & Co. regarding compensation of executive officers in the peer group discussed above. The data indicated that overall, base salaries for the Named Executive Officers were slightly below the median of their peers, which may be due in part to the fact that their base salaries had not been increased in 2009, 2010 or 2011 due to the uncertain economic conditions in the United States and around the world.  As a result, the Compensation Committee, upon the recommendation of its compensation consultant, decided to approve increases to the base salaries of our Named Executive Officers ranging from 3-6%. These increases were implemented in May 2012.  The following table sets forth the annual base salary for each Named Executive Officer following such increase:

Name and Title	2012 Annual Base Salary
Albert F. Hummel , President and Chief Executive Officer	$515,000
Preston S. Romm, Chief Financial Officer and Executive Vice President, Finance, Operations and Administration	$335,000
David S. Goldstein, Executive Vice President, Global Sales and Field Marketing	$310,000
Laura B. Hunter, Vice President, General Counsel and Secretary	$275,000
Mark T. Taylor (1), Senior Vice President, Corporate Development and Investor Relations	$270,000
___________
(1)	Mr. Taylor joined the company in August 2012.

Annual Cash Incentives. In May 2012, the Compensation Committee approved the 2012 Plan, which is an incentive compensation program for the year ended December 31, 2012 under the 2005 Plan. It amends and restates and is the successor plan to the 2011 Plan.  The 2012 Plan was designed to motivate, retain and reward our employees, including our executives, based on the achievement of specified corporate revenue and adjusted EBIT (as defined below) objectives, as well as individual objectives in certain cases.

For 2012, in light of continuing uncertain economic conditions and the volatile economic environment, the Compensation Committee established target revenue and earnings before interest and taxes, as adjusted to exclude the impact of non-cash charges relating to the issuance of equity instruments (“adjusted EBIT”), objectives of $122.9 million and $19.4 million respectively.  For the 2012 Plan to be funded for eligible participants to earn any bonuses, we had to achieve at least 80.0% of the revenue objective and at least 80.0% of the adjusted EBIT objective.  Assuming 100% achievement of the target revenue and adjusted EBIT objectives, the aggregate 2012 Plan pool would have been funded in the amount of $2.47 million, a slight increase from the 2011 Plan's target of $2.36 million.  Under the 2012 Plan, if we achieved between the minimum required 80.0% of each objective and the 100% target for each objective, then the potential bonus amount for each executive officer and non-executive employee would be reduced by 5.0% and 3.0%, respectively, for each 1% that we were below the target objective, and the bonus pool would be reduced accordingly. If the revenue and adjusted EBIT objectives were exceeded, an increased amount would have been funded to the 2012 Plan pool, up to 150% of the target 2012 Plan pool. The relative weightings of these financial performance objectives and contributions to the overall target 2011 Plan pool were as follows:

Financial Performance Objective at Target Level	Weighting	Total Contribution to Bonus Pool at Target Performance
Revenue Objective	30%	$740,700
Adjusted EBIT Objective	70%	$1,728,300

The total target bonus pool was determined based on our employee headcount at the time the 2012 Plan was adopted, and was subject to adjustment based on employee hiring, terminations and attrition levels during the year.

In accordance with the terms of the 2012 Plan, our Compensation Committee had full and final discretion to adjust in good faith the performance objectives and/or achieved financial results to reflect the occurrence of extraordinary events.  In March 2013, the Compensation Committee determined that, for the year ended December 31, 2012, we had achieved:

•	98.2% of the revenue objective, based upon our total net revenue of $120.7million; and

•
106.0% of the adjusted EBIT objective, based upon total adjusted EBIT of $20.6 million, which was further adjusted at the Compensation Committee’s discretion to exclude the recovery of funds related to the settlement of our outstanding litigation with certain former insurance carriers.

Based on these results, and after adjustment for achievement below the 100% target level and for employee terminations and attrition during the year, the total bonus pool available for distribution to all participants based on our actual level of performance against targeted performance was $2.52 million.

The 2012 Plan participants were eligible to receive individual bonus awards as established by our Compensation Committee based upon our achievement of the company objectives and, in some cases, individual objectives, out of this total bonus pool. The Compensation Committee established individual target bonus amounts calculated as a percentage, ranging from 50-75%, of the participant’s base salary for each of our Named Executive Officers as set forth in the table below.  These target bonus levels, in combination with the base salaries discussed above which remain slightly below the median of the peer group, would place total cash compensation for the Named Executive Officers at approximately 10% above the median of the peer group which is consistent with the Compensation Committee’s goal of targeting the sixty-fifth percentile.

Based upon our achievement against the financial performance objectives for 2012, the total bonus available to be paid to each Named Executive Officer was 118.4% of such executive’s target bonus amount, however the Compensation Committee had discretion under the 2011 Plan to award bonus amounts that were in excess of or below the targeted bonus amounts.  The following table sets forth the individual target bonus amount established for each Named Executive Officer, the percentage of the target bonus amount available for distribution based upon our actual level of performance against targeted performance, and the actual bonus amount earned by each Named Executive Officer:

Name and Title	Target as a Percentage of Base Salary	Target Bonus Amount	Percentage of Target Bonus Available	Actual Bonus Paid
Albert F. Hummel, President and Chief Executive Officer	75%	$386,250	118.4%	$422,913
Preston S. Romm, Chief Financial Officer and Executive Vice President, Finance, Operations and Administration	60%	$201,000	118.4%	$227,449
David S. Goldstein, Executive Vice President, Global Sales and Field Marketing	50%	$155,000	118.4%	$179,644
Laura B. Hunter, Vice President, General Counsel and Secretary	50%	$137,500	118.4%	$158,852
Mark T. Taylor, Senior Vice President, Corporate Development and Investor Relations(1)	50%	$135,000	118.4%	$59,999
 _________
(1)
Mr. Taylor joined Obagi in August 2012. The amount of the bonus actually awarded to Mr. Taylor has been prorated based upon the length of time he served as a Named Executive Officer during the year ended December 31, 2012.

In making determinations of the actual bonus amount to be paid to Mr. Hummel, the Compensation Committee considered the company’s performance in 2012 as well as Mr. Hummel’s performance during the year.  In determining the actual bonus amounts to be paid to the other Named Executive Officers, the Compensation

Committee considered Mr. Hummel’s recommendations based upon his assessment of such executive’s performance against certain financial and non-financial goals established for that executive in consultation with the Chief Executive Officer at the beginning of 2012, the performance of that executive’s division or other area of primary responsibility, and any other challenges faced or achievements accomplished during the year.

Eligible participants under the 2012 Plan were full-time employees, including executives, who did not participate in sales or other variable incentive pay plans and were employed by us on December 31, 2012.

 Long-Term Equity Incentive Program. The Compensation Committee believes that positive long-term performance is achieved through an ownership culture that encourages such performance by our executives through the use of stock and stock-based awards.  Our stock compensation plans have been established to provide certain of our employees, including our executives, with incentives to help align those employees’ interests with the interests of stockholders and to retain our executives. The Compensation Committee believes that the use of stock and stock-based awards offers the best approach to achieving our long-term compensation goals. The Compensation Committee further believes that stock options should remain the Company’s primary long-term incentive vehicle at this time because, ultimately, the options provide no value to employees unless there is an increase in share value, which is directly aligned with the interests of our stockholders. We have not adopted stock ownership guidelines and our stock compensation plans have provided the principal method for our executives to acquire equity interests in the company.

Options.   Our 2005 Stock Incentive Plan, as amended (the “2005 Plan”), authorizes us to grant options to purchase shares of common stock to our employees, directors and consultants. The Compensation Committee is the administrator of the 2005 Plan. The Compensation Committee reviews and approves stock option awards to executives based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. Periodic stock option grants are made at the discretion of the Compensation Committee to eligible employees and, in appropriate circumstances, the Compensation Committee considers the recommendations of members of management, such as our President and Chief Executive Officer. Stock option grants are also made at the commencement of employment and, from time to time, following a significant change in job responsibilities or to meet other special retention or performance objectives. Stock options granted by us generally have an exercise price equal to the fair market value of our common stock on the day of grant (except in certain instances where grants to executives have a higher exercise price), typically vest 33.33% per annum based upon continued employment over a three-year period, and generally expire ten years after the date of grant. Incentive stock options also include certain other terms necessary to assure compliance with the Internal Revenue Code of 1986, as amended (the “Code”), although we have not granted any incentive stock options under the 2005 Plan to date.

In May 2012, the Compensation Committee, after considering the individual performance and contributions of the Named Executive Officers (other than Mr. Taylor), their existing long-term incentives, our overall financial performance and relevant market data, the effect of market conditions on our stock price and tenure with the company, approved stock option grants of 165,000, 50,000, 50,000 and 25,000 to Messrs. Hummel, Romm and Goldstein and Ms. Hunter, respectively, at an exercise price equal to the fair market value of our common stock on the date of grant.  Each such option will vest in three equal annual installments, commencing on the first anniversary of the option grant date.

Upon his appointment as our Senior Vice President, Corporate Development and Investor Relations in August 2012, Mr. Taylor was awarded an option to purchase 50,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant.  Such option vests in three equal annual installments, commencing on the first anniversary of the option grant date.

 Restricted Stock and Restricted Stock Units.  The 2005 Plan authorizes the Compensation Committee to grant restricted stock and restricted stock units, subject to restrictions that lapse in installments or as our Compensation Committee deems appropriate. Shares of common stock that are subject to restrictions will be forfeited to and reacquired by us if the recipient's employment or service terminates prior to vesting.  While our Compensation Committee did award restricted stock units to our executives in early 2008 to ensure the management team’s continued commitment to increase stockholder value as well as in anticipation of competitive challenges faced in 2008, the Compensation Committee does not currently intend to make such awards on a regular basis, and no such awards were granted in 2012.

2013 Executive Compensation Decisions

Annual Cash Incentives.  In March 2013, the Compensation Committee approved and adopted the 2013 Performance Incentive Plan (the “2013 Plan”), which was designed to motivate, retain and reward our employees, including our executives, based upon the achievement of corporate revenue and adjusted EBIT objectives, as well as individual objectives in certain cases.  Assuming 100% achievement of the target revenue and adjusted EBIT objectives, the aggregate 2013 Plan pool will be funded in the amount of $2.48 million, a slight increase from the 2012 Plan's target of $2.47 million.  For the 2013 Plan pool to be funded for executive officers and other participants to earn any bonuses, we must achieve at least 80% of the revenue objective and at least 80% of the adjusted EBIT objective.  If the revenue and adjusted EBIT objectives are exceeded, an increased amount will be funded to the 2013 Plan pool, up to 150% of the target pool.  If we achieve between the minimum required 80% and the target 100% of each objective, then the potential bonus amount for each executive officer and non-executive employee will be reduced by 5% and 3%, respectively, for each 1% that we are below the target objective, and the bonus pool will be reduced accordingly.  Thirty percent of the 2013 Plan pool will relate to the revenue objective, and 70% of the pool will relate to the adjusted EBIT objective.

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

The Compensation Committee may, if permitted by law, make retroactive adjustments to any awards made under the 2013 Plan paid to Named Executive Officers and other executives where the payment was predicated upon the achievement of specified financial results that were the subject of a subsequent restatement.  Where applicable, we will seek to recover any amount determined to have been inappropriately received by the individual executive officer.

Eligible participants under the 2013 Plan are full-time employees, including executives, who do not participate in sales or other variable incentive pay plans and are employed by us on December 31, 2013.

 Amendment to 2005 Plan.  In March 2013, the Board approved an amendment to our 2005 Plan to provide that the Compensation Committee may make retroactive adjustments to any performance based award (cash or equity-based) made under the plan to Named Executive Officers and other designated executives where the payment was predicated upon the achievement of specified financial results that were the subject of a subsequent restatement.  Where applicable, the Compensation Committee will seek to recover any amount determined to have been inappropriately received by the individual executive officer.

 Amendments to Certain Executive Employment Agreements.  On March 15, 2013 (the “Amendment Date”), we entered into amendments to the Amended and Restated Executive Employment Agreements with each of Messrs. Romm and Goldstein and Ms. Hunter, and an amendment to the Executive Employment Agreement with Mr. Taylor

(collectively, the “Executive Amendments”).  Prior to the Executive Amendments, in the event of a change in control in which the consideration that was paid was solely cash, all options and restricted stock units held by the executive would accelerate and vest in full, and all options would become exercisable immediately prior to such change in control, regardless of the executive’s continued employment status.

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

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management.  Based on these reviews and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis for the year ended December 31, 2012 be included in this Amendment.

COMPENSATION COMMITTEE John H. Duerden, Chairman Ronald P. Badie Albert J. Fitzgibbons III Edward A. Grant

Summary Compensation Table

The following table sets forth information for the years ended December 31, 2012, 2011 and 2010 concerning compensation earned for services rendered to us by the Named Executive Officers:

Name and principal position	Year	Salary(1)	Bonus	Stock Awards(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation		Total
Albert F. Hummel	2012	$511,579	—	—	$832,370	$422,913	—		$1,766,862
President and Chief	2011	$500,000	—	$627,500	$538,155	$147,600	—		$1,813,255
Executive Officer	2010	$105,682	—	—	—	$62,768	—		$168,450
Preston S. Romm	2012	$331,579	—	—	$252,233	$227,449	$32,736	(5)	$843,997
Chief Financial	2011	$320,000	—	—	$198,220	$75,600	$14,235	(5)	$608,055
Officer and	2010	$320,000	—	—	$254,983	$143,048	$14,098	(5)	$732,129
Executive VP
David S. Goldstein	2012	$306,699	—	—	$252,233	$179,644	$32,796	(5)	$771,372
Executive VP, Global	2011	$295,360	—	—	$198,220	$58,200	$14,295	(5)	$566,075
Sales and Field	2010	$295,360	—	—	$254,983	$147,681	$14,157	(5)	$712,181
Marketing
Laura B. Hunter	2012	$270,000	—	—	$126,117	$158,852	$25,609	(5)	$580,578
VP, General Counsel	2011	$260,000	—	—	$99,110	$51,200	$12,485	(5)	$422,795
and Secretary	2010	$260,000	—	—	$127,492	$96,856	$12,829	(5)	$497,177
Mark T. Taylor (6)	2012	$101,250	—	—	$261,844	$59,999	$11,897	(5)	$434,990
Senior VP, Corp.	2011	—	—	—	—	—	—		—
Development and	2010	—	—	—	—	—	—		—
Investor Relations
__________________
(1) Amounts shown reflect the increases to base salaries of the named individuals that were implemented in May 2012. See “Compensation Discussion and Analysis—Elements of Compensation—Base Salary.”

(2)   Amounts shown reflect the grant date fair value of restricted stock unit awards made in the year indicated as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation (“FASB ASC Topic 718”). Such grant-date fair value was calculated on the basis of the fair market value of the underlying shares of common stock on the award date and was not adjusted to take into account any estimated forfeitures.

(3)   Amounts shown reflect the grant date fair value of option awards granted in the year indicated as computed in accordance with FASB ASC Topic 718. For information on the assumptions used to calculate the value of the awards, please refer to Notes 2 and 11 to our Consolidated Financial Statements.  In accordance with SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(4)   Amounts shown for 2012 were earned under the 2012 Performance Incentive Plan, but were not paid out until March 2013. For a description of the 2012 Plan, see “Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Incentives.”

(5) Amounts shown include matching contributions under our 401(k) plan and life insurance premiums.

(6)  Mr. Taylor was appointed as our Senior Vice President, Corporate Development and Investor Relations in August 2012. Amounts shown for 2012 are prorated to reflect the amount of time Mr. Taylor served in such position during the year ended December 31, 2012.

Grants of Plan-Based Awards

The following table sets forth information regarding possible payouts under non-equity incentive plan awards to which our Named Executive Officers were entitled during the year ended December 31, 2012:
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options		Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (2)

Name	Grant Date	Threshold	Target		Maximum
Albert F. Hummel	5/1/2012	—	$386,250	(3)	$579,375
	5/1/2012						165,000	(4)	$12.70	$832,370
Preston S. Romm	5/1/2012	—	$201,000	(5)	$301,500
	5/1/2012						50,000	(4)	$12.70	$252,233
David S. Goldstein	5/1/2012	—	$155,000	(6)	$232,500
	5/1/2012						50,000	(4)	$12.70	$252,233
Laura B. Hunter	5/1/2012	—	$137,500	(7)	$206,250
	5/1/2012						25,000	(4)	$12.70	$126,117
Mark T. Taylor	8/16/2012	—	$135,000	(8)	$202,500
	8/16/2012						50,000	(9)	$13.33	$261,844

__________________

(1)  Under the 2012 Performance Incentive Plan, the bonus pool was based on our satisfaction of pre-established financial objectives.  If those objectives had been exceeded, the bonus pool would have been funded up to 150% of the target bonus pool.  The actual amount earned by each Named Executive Officer was based on the overall financial performance of our company and personal performance and is disclosed in the “Summary Compensation Table” under the column entitled Non-Equity Incentive Plan Compensation.

(2) Amounts shown reflect the grant date fair value of option awards granted in the year indicated as computed in accordance with FASB ASC Topic 718. For information on the assumptions used to calculate the value of the awards, please refer to Notes 2 and 11 to our Consolidated Financial Statements. In accordance with SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3) Mr. Hummel’s base salary is $515,000 and he was eligible for a discretionary cash bonus with a target of 75% of his base salary.

(4) Options vest 1/3 each year on May 1, 2013, 2014, and 2015.

(5) Mr. Romm's base salary is $335,000 and he was eligible for a discretionary cash bonus with a target of 60% of his base salary.

(6) Mr. Goldstein's base salary is $310,000 and he was eligible for a discretionary cash bonus with a target of 50% of his base salary.

(7) Ms. Hunter’s base salary is $275,000 and she was eligible for a discretionary cash bonus with a target of 50% of her base salary.

(8) Mr. Taylor was appointed as our Senior Vice President, Corporate Development and Investor Relations in August 2012. His base salary is $270,000 and he was eligible for a discretionary cash bonus with a target of 50% of his base salary.  The actual amount of the bonus earned by Mr. Taylor was prorated to reflect the amount of time he served in such position during the year ended December 31, 2012.

(9) Options vest 1/3 each year on August 16, 2013, 2014 and 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers at December 31, 2012:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Albert F. Hummel	33,334	(1)	66,666	(1)	$12.55	4/21/2021	50,000	$679,500 (2)
			165,000	(5)	$12.70	5/1/2022
Preston S. Romm	71,195		—		$10.00	7/1/2018
	33,334	(3)	16,666	(3)	$11.49	3/8/2020
	16,667	(4)	33,333	(4)	$9.71	11/29/2021
	—	(5)	50,000	(5)	$12.70	5/1/2022
David S. Goldstein	60,000		—		$11.00	12/14/2016
	20,000		—		$16.25	2/27/2018
	20,000		—		$10.91	5/1/2018
	33,334	(3)	16,666	(3)	$11.49	3/8/2020
	16,667	(4)	33,333	(4)	$9.71	11/29/2021
	—	(5)	50,000	(5)	$12.70	5/1/2022
Laura B. Hunter	40,000		—		$9.45	9/3/2018
	15,000		—		$5.86	3/3/2019
	16,667	(6)	8,333	(6)	$11.49	3/8/2020
	8,334	(7)	16,666	(7)	$9.71	11/29/2021
	—	(5)	25,000	(5)	$12.70	5/1/2022
Mark T. Taylor	—	(8)	50,000	(8)	$13.33	8/16/2022
__________________

 (1)  Based on an option to purchase 100,000 shares granted on April 21, 2011, which vested and became exercisable as to 1/3 of such shares on April 21, 2012, and will vest and become exercisable as to 1/3 of such shares each year on April 21, 2013 and 2014.

 (2)  Represents the number of unvested restricted stock units outstanding as of December 31, 2012 multiplied by the fair market value of our common stock as reported on the Nasdaq Global Market on December 30, 2012, the last trading day in 2011.

 (3)  Based on an option to purchase 50,000 shares granted on March 8, 2010, which vested and became exercisable as to 1/3 of such shares on each of March 8, 2011 and 2012, and will vest and become exercisable as to the remaining 1/3 of such shares on March 8, 2013.

 (4)  Based on an option to purchase 50,000 shares granted on November 29, 2011, which vested and became exercisable as to 1/3 of such shares on November 29, 2012, and will vest and become exercisable as to 1/3 of such shares each year on November 29, 2013 and 2014.

(5) Based on an option granted on May 1, 2012 that will vest 1/3 each year on May 1, 2013, 2014 and 2015.

 (6)  Based on an option to purchase 25,000 shares granted on March 8, 2010, which vested and became exercisable as to 1/3 of such shares on each of March 8, 2011 2012, and will vest and become exercisable as to the remaining 1/3 of such shares on March 8, 2013.

 (7)  Based on an option to purchase 25,000 shares granted on November 29, 2011, which vested and became exercisable as to 1/3 of such shares on November 29, 2012, and will vest and become exercisable as to 1/3 of such shares each year on November 29, 2013 and 2014.

(8) Based on an option granted on August 16, 2012 that will vest 1/3 each year on August 16, 2013, 2014 and 2015.

Option Exercises and Stock Vested

The following table sets forth information regarding stock options exercised and shares of common stock acquired upon vesting of restricted stock held by our Named Executive Officers during the year ended December 31, 2012:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting (2)
Albert F. Hummel	—	—	—	$—
Preston S. Romm	16,666	$122,828	—	—
	978	$3,159	—	—
	77,827	$214,024	—	—
David S. Goldstein	16,666	$132,661	—	—
Laura B. Hunter	—	—	—	—
Mark T. Taylor	—	—	—	—
__________________
(1) Based on the amount by which the market price of a share of our common stock on the date of exercise exceeded the applicable exercise price per share of the option.

(2) Represents the fair market value of a share of our common stock on the date of vesting multiplied by the number of shares that have vested.

Employment Agreements and Potential Payments upon Termination or Change in Control

Hummel Employment Agreement

Effective April 21, 2011 (the “Effective Date”), the Company and Mr. Hummel, entered into an Executive Employment Agreement for a term of three years.  Under the agreement, Mr. Hummel is entitled to an annual base salary of $500,000, subject to annual cost of living increases or such greater increase as may be approved by the Board.  In May 2012, the Compensation Committee approved a three percent (3%) increase in Mr. Hummel’s annual base salary, which is now $515,000, as discussed in greater detail above in “Compensation Discussion and Analysis—Elements of Compensation—Base Salary.”  In addition, he is entitled to participate in any incentive compensation plans that the Compensation Committee of the Board may establish, including the 2012 Plan adopted and approved in May 2012. Under the 2012 Plan, Mr. Hummel’s target bonus, assuming achievement by the company of 100% of each of the performance goals, is 75% of his annual base salary.

On the Effective Date, the Compensation Committee also granted Mr. Hummel an option to purchase 100,000 shares of our common stock, with an exercise price per share of $12.55, the closing selling price per share of our common stock as reported on the Nasdaq Global Market on the date of grant. The option will vest and become exercisable with respect to 33.33% of the underlying shares per annum upon Mr. Hummel’s completion of each year of service with the company following the Effective Date.

Additionally, on the Effective Date the Compensation Committee awarded Mr. Hummel 50,000 restricted stock units to acquire an equal number of shares of our common stock with no cash payment on his part other than applicable income and employment taxes. The restricted stock units will vest in full upon the second anniversary of the Effective Date.

Either Mr. Hummel or we may terminate his employment at any time. If Mr. Hummel is terminated for cause or terminates his own employment, he will be entitled to no severance.  If Mr. Hummel is terminated without cause, he will be entitled to 12 months’ severance.  In addition he will be entitled to continuation of all benefits made generally available to all executives (including continuation of coverage under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”)) for 12 months, and will have a period of 12 months to exercise any options that were vested on the date of termination. In the event Mr. Hummel’s employment terminates by reason of death or disability, he will not be entitled to severance, but will have a period of 12 months to exercise any options that were vested on the date of termination. The term “cause” is defined as including when an executive: (i) exhibits willful misconduct or dishonesty which materially and adversely effects the business reputation of the executive or the company; (ii) is convicted of a felony; (iii) acts (or fails to act) in the performance of his duties to the company in bad (good) faith and to our detriment; (iv) materially breaches the amended and restated employment agreement or any other agreement with the company, which if curable, is not cured to our reasonable satisfaction within thirty days of written notice thereof; or (v) engages in misconduct that is demonstrably and materially injurious to the company, including, without limitation, willful and material failure to perform his duties as an officer or executive of the company or excessive absenteeism unrelated to illness or vacation.

If Mr. Hummel’s employment is terminated for good reason, then he will be entitled to 12 months’ severance and continuation of all benefits made generally available to all executives (including continuation of COBRA) for 12 months.  In addition, in the event of a change in control, all options and RSUs held by Mr. Hummel will vest in full, and all options will become exercisable immediately prior to such change in control, regardless of his continued employment status. The term “good reason” is defined as, following a change of control:  (i) the company (including any successor in interest) terminates Mr. Hummel’s employment at any time within the one year anniversary of such change of control, for reasons other than for cause, death or disability; (ii) Mr. Hummel voluntarily terminates his employment within six months of the company's (or any successor in interest)  material reduction in his level of responsibility; or (iii) Mr. Hummel terminates his employment within six months of the company’s (or any successor in interest) material reduction of his base salary, except for any salary reduction that is generally applicable to the company’s (or any successor in interest) executives; provided that in the case of (ii) and (iii) above, “good reason” shall only be found to exist if prior to the his  resignation for good reason, the executive has provided thirty days written notice to us (or any successor in interest) within ninety days following the existence of such good reason event indicating and describing the event resulting in such good reason, and the company (or any successor in interest) does not cure such event within ninety days following the receipt of such notice from Mr. Hummel. In the event the company (or any successor in interest) fails to timely cure, Mr. Hummel may resign upon expiration of the cure period.

Mr. Hummel is also subject to a confidentiality covenant and a covenant not to solicit any employee to leave the company’s (or any successor in interest) employ during the term of any severance period following the date of termination.  Any severance payment is conditioned upon execution by Mr. Hummel of a release in form and substance satisfactory to us.

Employment Agreements with Other Executive Officers

On June 15, 2009, we entered into amended and restated employment agreements with the following Named Executive Officers:  Messrs. Romm and Goldstein and Ms. Hunter. Mr. Goldstein’s agreement was further amended in April 2011.  In addition, on August 16, 2012 we entered into an employment agreement with Mr. Taylor, upon his appointment as our Senior Vice President, Corporate Development and Investor Relations. Under these agreements, Mr. Romm, Mr. Goldstein, Ms. Hunter and Mr. Taylor are entitled to annual base salaries of $320,000, $295,360, $260,000 and $270,000, respectively, subject to annual cost of living increases or such greater increases as may be approved by the Board.  In May 2012, the Compensation Committee approved increases to the annual base salaries of those Named Executive Officers then in office, Messrs. Romm and Goldstein and Ms. Hunter, whose annual base salaries are now $335,000, $310,000 and $275,000, respectively, as discussed in greater detail above in “Compensation Discussion and Analysis—Elements of Compensation—Base Salary.”

In addition, Mr. Romm is entitled to an annual bonus of up to 60% of his base salary, and Mr. Goldstein, Ms. Hunter and Mr. Taylor are entitled to annual bonuses of up to 50% of their respective base salaries, all subject to achievement of certain corporate and individual targets.

Under each of these agreements, either we or the executive may terminate the executive’s employment at any time. If the executive is terminated for cause or terminates his or her own employment, the executive will be entitled to no severance.  If the executive is terminated without cause, the executive will be entitled to the following severance: each of Mr. Romm and Mr. Goldstein, 12 months’ severance, and each of Ms. Hunter and Mr. Taylor, six months’ severance. In addition each executive will be entitled to continuation of all benefits made generally available to all executives (including continuation of COBRA) for 12 months, in the case of Mr. Romm and Mr. Goldstein, and six months, in the case of Ms. Hunter and Mr. Taylor, and will have a period of 12 months to exercise any options that were vested on the executive’s date of termination. In the event the executive’s employment terminates by reason of death or disability, the executive will not be entitled to severance, but will have a period of 12 months to exercise any options that were vested on the executive’s date of termination.  The term “cause” has the same definition as set forth in Mr. Hummel’s agreement.

If the executive’s employment is terminated for good reason, then the executive will be entitled to 12 months’ severance and continuation of all benefits made generally available to all executives (including continuation of COBRA) for 12 months.  In addition, in the event of a change in control in which the consideration that is paid is solely cash, all options and restricted stock units held by the executive will vest in full, and all options will become exercisable immediately prior to such change in control, regardless of the executive’s continued employment status. Should any of the severance benefits constitute a parachute payment under Section 280G of the Code, the amount of the severance benefits shall be reduced to the minimum extent necessary to ensure that the severance benefits do not exceed the amount determined pursuant to Section 280G of the Code.  The term “good reason” has the same definition as set forth in Mr. Hummel’s agreement. Each executive is also subject to a confidentiality covenant and a covenant not to solicit any employee to leave the company’s (or any successor in interest) employ during the term of any severance period following the date of termination.  Any severance payment is conditioned upon execution by the executive of a release in form and substance satisfactory to us.

On March 15, 2013, we entered into amendments to the Amended and Restated Executive Employment Agreements with each of Messrs. Romm and Goldstein and Ms. Hunter, and an amendment to the Executive Employment Agreement with Mr. Taylor.  Under these Executive Amendments, any options or RSUs granted to the executive after the Amendment Date will, in the event of termination of the executive’s employment for good reason following a change in control, vest in full and all such options will become immediately exercisable.  With respect to options granted to an executive prior to the Amendment Date, such options will continue to vest in full and become exercisable in the event of a change in control in which the consideration that is paid is solely cash, regardless of the executive’s continued employment status.  In the event of a change in control in which the consideration paid is stock or a combination of stock and cash, the Current Options will continue to be governed by the terms of the existing agreements for such options, provided, however, that if the executive’s employment is terminated for good reason, then such Current Options will vest in full and become immediately exercisable on the date of termination. Finally, under the Executive Amendments the term “good reason” was expanded to include termination following a change in control by the executive within six months of the company's (or any successor in interest) change in the geographic location at which executive must provide services by 50 miles or more.

Potential Payments upon Termination or a Change in Control

The following table presents our reasonable estimate of benefits payable to each of our Named Executive Officers assuming that each of the following events occurred on December 31, 2012: (i) a change in control in which the consideration is solely cash and the termination of the executive’s employment for good reason in connection therewith (a “Cash CIC”); (ii) a change in control in which the consideration is other than solely cash and the surviving corporation assumes all of our outstanding options, and the termination of the executive’s employment for good reason in connection therewith (a “Non-Cash CIC”); (iii) termination of executive’s employment without cause in the absence of a change in control; and (iv)  termination of executive’s employment by reason of death or disability:

Name	Trigger	Salary	Value of Option and RSU Acceleration (1)	Continuation of Benefits (2)	Total
Albert F. Hummel	Cash CIC	$515,000	$763,117	—	$1,278,117
	Non-Cash CIC	$515,000	$763,117	—	$1,278,117
	Termination without Cause	$515,000	—	—	$515,000
	Death or Disability	—	—	—	—
Preston S. Romm	Cash CIC	$335,000	$99,667	$23,377	$458,044
	Non-Cash CIC	$335,000	—	$23,377	$358,377
	Termination without Cause	$335,000	—	$23,377	$358,377
	Death or Disability	—	—	—	—
David S. Goldstein	Cash CIC	$310,000	$114,500	$23,377	$447,877
	Non-Cash CIC	$310,000	—	$23,377	$333,377
	Termination without Cause	$310,000	—	$23,377	$333,377
	Death or Disability	—	—	—	—
Laura B. Hunter	Cash CIC	$275,000	$57,252	$16,377	$348,629
	Non-Cash CIC	$275,000	—	$16,377	$291,377
	Termination without Cause	$137,500	—	$8,188	$145,688
	Death or Disability	—	—	—	—
Mark. T. Taylor	Cash CIC	$270,000	$4,333	$23,239	$297,572
	Non-Cash CIC	$270,000		$23,239	$293,239
	Termination without Cause	$135,000		$11,620	$146,620
	Death or Disability	—	—	—	—
__________________

(1)   Represents the aggregate value of the accelerated vesting of the Named Executive Officers’ unvested stock options and, if applicable, RSUs. The amounts shown as the value of the accelerated stock options in connection with a change in control and for termination without cause are based solely on the intrinsic value of the options as of December 31, 2012. The intrinsic value was calculated by multiplying (i) the amount by which the fair market value of our common stock December 31, 2012 ($13.59 per share) exceeded the applicable exercise price by (ii) the assumed number of in-the-money option shares vesting on an accelerated basis as of December 31, 2012.

(2)  Represents COBRA continuation coverage for a specified period following the termination event.

 While we believe that the amounts shown above and the assumptions upon which they are based provide reasonable estimates of the amounts that would have been due to the Named Executive Officers in the event that any of the circumstances described above had occurred on December 31, 2012, the actual amounts due to the Named Executive Officers upon a triggering event will depend upon the actual circumstances and the then applicable provisions of the 2005 Plan and their employment agreements. Each executive would also be entitled to any gain attributable to his or her already-vested equity awards.

Compensation of Non-Employee Directors

Our Board believes that providing competitive compensation is necessary to attract and retain qualified non-employee directors. The key elements of director compensation are a cash retainer, committee chair fees, meeting fees and equity-based grants. It is our Board’s practice to provide a mix of cash and equity-based compensation that it believes aligns the interests of our Board and our stockholders.

From January 1, 2012 through July 30, 2012, non-employee members of the Board received annual retainers of $30,000, payable in four quarterly installments. The chair of our Audit Committee, Mr. Grant, received an additional annual retainer of $10,000 and the chair of our Nominating and Corporate Governance Committee, Mr. Badie, and the chair of our Compensation Committee, Mr. Duerden, each received an additional annual retainer of $5,000. In addition, all non-employee members of the Board received $1,500 for each Board meeting attended in person and $500 for each Board meeting attended via telephone. Each member of the committees of our Board received $500 for each committee meeting attended in person or via telephone. Any new non-employee director who had not been in our prior employ would receive an initial grant of restricted stock with a fair market value of $30,000 on the date such individual joined the Board. In addition, each non-employee director received an annual grant of restricted stock with a fair market value of $30,000 at the time of each annual meeting of stockholders.  Such shares would vest on the one year anniversary of each date of grant.

On July 30, 2012 (the “Adoption Date”), the Compensation Committee, after consultation with its independent compensation consultant, amended the compensation plan for non-employee directors to better align the compensation paid to non-employee directors with current competitive market practices.  The provisions of the revised plan are intended to be in the middle of the range of peer group compensation to enable us to attract new qualified Board members.  The Committee’s independent consultant conducted a study of non-employee director compensation among our peer group of 18 companies that reflect our annual revenue, market capitalization, and number of employees, among which we are positioned at or near the peer group median. This is the same peer group we used for evaluation of our executive compensation program in 2012. Our non-employee director compensation plan had not been updated since our initial public offering in 2006 and was found to be significantly below competitive norms. Under the amended plan, the total compensation received by non-employee directors will approximate the market median from the study.

Under the amended plan, annual cash retainers for non-employee directors were increased to $35,000. Additional annual retainers for chairs of committees of the Board were also increased as follows: (i) the chair of the Audit Committee now receives $15,000; (ii) the chair of the Compensation Committee and Nominating and Corporate Governance Committee each receives $10,000; and (iii) the Chairman of the Board, who did not previously receive an additional annual retainer, receives $30,000.  Non-employee Board members continue to receive $1,500 for each Board meeting attended in person and $500 for each telephonic meeting.  Each member of a committee of the Board also receives $1,000 per in person meeting, and continues to receive $500 for each telephonic meeting.  Any new non-employee director who is appointed to the Board after the Adoption Date will receive an initial grant of restricted stock with a fair market value of $75,000 on the date such individual joins the Board.  Non-employee directors will also receive an annual grant of restricted stock having a fair market value of $75,000 at the time of each annual meeting of stockholders. Such shares will vest on the one year anniversary of each date of grant.

From time to time our Board may form special committees to advise the Board regarding specific events or transactions.  In such cases, the members of these committees may also receive cash retainers and meeting fees for their service on such committees.  In November 2012, the Board formed a Financial Advisor Selection Committee, consisting of Messrs. Fitzgibbons (chair), Badie, Grant and Hummel, to assist in overseeing the selection of a financial advisor for the Board.  Members of this committee receive per meeting fees of $1,000 per each meeting attended in person and $500 for each telephonic meeting.

The following table summarizes the cash compensation we paid to the members of the Board of Directors who are not employed by us during the year ended December 31, 2012, as well as the aggregate grant date fair value of restricted stock awards granted to our non-employee directors in 2012. You should note that information regarding the ownership of vested stock held by our non-employee directors is set forth in the table entitled “Security Ownership of Certain Beneficial Holders and Management” below.

Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)(3)	Total
Albert J. Fitzgibbons III	$83,517	$30,004	$113,521
Ronald P. Badie	$75,966	$30,004	$105,970
John A. Bartholdson	$57,356	$30,004	$87,360
John H. Duerden	$70,466	$30,004	$100,470
Edward A. Grant	$80,216	$30,004	$110,220
Kristina M. Leslie (4)	$27,521	$75,013	$102,534
 _______________________

(1)  For purposes of determining director compensation, the term of office for directors begins in June and ends the following June, which does not coincide with our January through December fiscal year. Cash amounts included in the table above represent the portion of the annual retainers received in retainer fees, committee chair fees, and meeting fees earned with respect to service during calendar year 2012.

(2)  The dollar amounts shown for stock awards represents the grant date fair value of restricted stock granted during the year ended December 31, 2012, calculated in accordance with FASB ASC Topic 718. For information on the assumptions used to calculate the value of the awards, please refer to Notes 2 and 11 to our Consolidated Financial Statements.  In accordance with SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3) The aggregate number of unvested shares of restricted stock held by each director as of December 31, 2012 was 2,206. Such shares will vest in full on June 6, 2013.

(4) Ms. Leslie was appointed to the Board on July 31, 2012.

Compensation Committee Interlocks and Insider Participation

Messrs. Badie, Duerden, Fitzgibbons and Grant served on the Compensation Committee during the year ended December 31, 2012. During such service, none of these directors were, or had ever been, an officer or employee of Obagi or any of our subsidiaries.  In addition, none of these directors had any relationship requiring disclosure by us under Item 404 of Regulation S-K—Certain Relationships and Related Transactions while serving on the Compensation Committee.  During the year ended December 31, 2012, none of our executives served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any other entity, whose executives also served on our Compensation Committee or Board.  No interlocking relationship exists, or in the past fiscal year existed, between any member of our Compensation Committee and any member of any other company's board of directors or compensation committee.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	(A) Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(C) Number of Shares of Common Stock Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders (1)	1,559,337	(2)	$11.78	(2)	761,163	(3)
Equity Compensation Plans Not Approved by Stockholders	—		—		—
__________________
(1) Consists of our 2000 Stock Option/Stock Issuance Plan, as amended (the “2000 Plan”), and the 2005 Plan.

(2)  Excludes a total of 11,030 shares and 4,890 shares of unvested restricted stock that were issued to non-employee Board members in June 2012 and July 2012, respectively, without any cash consideration or other payment required for such shares. Such shares will vest on June 6, 2013 and July 31, 2013, respectively. See “Compensation of Non-Employee Directors” above.

(3)  In November 2005, the Board amended the 2000 Plan to discontinue further option grants under the plan. Accordingly, such number solely represents shares issuable under the 2005 Plan. Shares reserved for issuance under the 2005 Plan may be issued upon the exercise of stock options or stock appreciation rights, through direct stock issuances or pursuant to restricted stock awards or units that vest upon the attainment of prescribed performance milestones or the completion of designated service periods.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding ownership of our common stock as of March 19, 2013 or earlier date for information based on filings with the SEC by: (i) each person known by us to own more than 5% of the outstanding shares of common stock; (ii) each director and nominee for director; (iii) our Named Executive Officers; and (iv) all directors and Named Executive Officers as a group. The information in this table is based solely on statements in filings with the SEC or other reliable information.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Five percent stockholders:
Eagle Asset Management, Inc.(3) 880 Carillon Parkway St. Petersburg, FL 33716	2,070,683	11.9%
BlackRock, Inc.(4) 40 East 52nd Street New York, NY 10022	1,844,958	10.6%
Paradigm Capital Management, Inc.(5) Nine Elk Street Albany, NY 12207	1,030,945	5.9%
The Vanguard Group(6) 100 Vanguard Boulevard Malvern, PA 19355	1,004,582	5.8%
Named Executive Officers and Directors:
Albert F. Hummel (7)	187,454	1.1%
Preston S. Romm (8)	154,529	*
David S. Goldstein (8)	183,334	1.0%
Laura B. Hunter (8)	96,668	*
Mark T. Taylor (9)	12,294
Ronald P. Badie (10)	16,746	*
John A. Bartholdson (10)	15,747	*
John H. Duerden (10)	13,220	*
Albert J. Fitzgibbons III (10)	15,747	*
Edward A. Grant (10)	18,996	*
Kristina M. Leslie (11)	-	*
All officers and directors as a group (11 persons) (12)	714,735	_ 4.0__ %
__________________
*  Less than 1%.

(1) Unless otherwise indicated, the address of each of the named individuals is c/o Obagi Medical Products, Inc., 3760 Kilroy Airport Way, Suite 500, Long Beach, California 90806.

(2)  The percentage of shares beneficially owned is based on 17,434,138 shares of common stock outstanding as of March 19, 2013.  Beneficial ownership of shares is determined in accordance with the rules of the SEC. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days after March 19, 2013 and shares of common stock subject to restricted stock that will vest within 60 days after March 19, 2013 are deemed to be outstanding and beneficially owned by the person holding such options or restricted stock for the purpose of computing the number of shares beneficially owned and the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, each person or entity has sole voting and investment power with respect to the shares shown.  Unless otherwise noted, none of the shares shown as beneficially owned on this table are subject to pledge.

(3) Information regarding these shares is based on the Schedule 13G/A filed by Eagle Asset Management, Inc. with the SEC on January 29, 2013.

(4)  Information regarding these shares is based on the Schedule 13G/A filed by BlackRock, Inc. with the SEC on January 11, 2013. The securities reported herein are beneficially owned by the following subsidiaries of BlackRock, Inc., of which BlackRock serves as a parent holding company or control person in accordance with Rule 13d- 1(b)(1)(ii)(G): BlackRock Institutional Trust Company, N.A., BlackRock Advisors, LLC, BlackRock Investment Management, LLC, BlackRock Asset Management Canada Limited and BlackRock Fund Advisors.

(5)  Information regarding these shares is based on the Schedule 13G/A filed by Paradigm Capital Management, Inc. (“Paradigm Capital”) with the SEC on February 12, 2013.  All such shares are owned by advisory clients of Paradigm Capital.

(6)  Information regarding these shares is based on the Schedule 13G filed by The Vanguard Group with the SEC on February 13, 2013. The securities reported herein are beneficially owned by The Vanguard Group and its wholly-owned subsidiary Vanguard Fiduciary Trust Company.

(7)  Includes 50,000 shares issuable upon vesting of restricted stock units that will vest in full on April 21, 2013 and 121,667 shares issuable upon exercise of outstanding options that are immediately exercisable or exercisable within 60 days of March 19, 2013.

(8) Consists solely of shares issuable upon exercise of outstanding options that are immediately exercisable or exercisable within 60 days of March 19, 2013.

(9) Mr. Taylor was appointed as our Senior Vice President, Corporate Development and Investor Relations on August 16, 2012. All of such shares were held by Mr. Taylor prior to joining the company.

(10) Does not include 2,206 shares of restricted stock that fully vest on June 6, 2013.

(11) Does not include 4,890 shares of restricted stock, which will vest in full on July 31, 2013.

(12)  Includes 556,198 shares issuable upon exercise of outstanding options that are immediately exercisable or exercisable within 60 days of March 19, 2013.  Also includes 50,000 shares issuable upon vesting of restricted stock units that will vest in full on April 21, 2013.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Other than as described below or elsewhere in this Amendment, since January 1, 2012, there has not been a transaction or series of related transactions to which we were or are a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than five percent (5%) of our common stock, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

Transactions with Employees and Consultants of Cobrek Pharmaceuticals Inc.

 From November 2010 through March 2011, we entered into consulting arrangements with certain individuals affiliated with Cobrek Pharmaceuticals, Inc. (“Cobrek”) to provide consulting services to us.  These individuals include: (i) Cobrek’s Vice President of Regulatory Affairs and Quality Assurance; (ii) the Chairman of the board of directors of Cobrek; (iii) a member of the board of directors; and (iv) a senior consultant to Cobrek.

In addition to the four consultants mentioned above, Mr. Hummel, our President and Chief Executive Officer and a member of the Board, was also the Chief Executive Officer, a member of the board of directors and a holder of more than 10% of the outstanding stock of Cobrek.  As of December 28, 2012, Cobrek was acquired by Perrigo Company, and since the acquisition, neither Mr. Hummel nor the consultants who provided services to us have any relationship with Cobrek.  As a result, subsequent to December 28, 2012, the consultants previously associated with Cobrek are no longer considered related parties.

For the years ended December 31, 2012 and 2011, we recorded $914,000 and $875,000, respectively, in aggregate fees and related expenses for consulting services provided by these four consultants.   As of December 31, 2012 and 2011, amounts due to these consultants aggregated to $40,000 and $84,000, respectively.

 Policies and Procedures for Reviewing, Approving or Ratifying Related Party Transactions

All future related party transactions must be submitted to the Audit Committee for review, approval or ratification in advance. The Audit Committee shall hold an in-person or telephonic meeting to determine the disposition of each proposed related party transaction.

Director Independence

Various rules and regulations require that a majority of our directors meet the criteria for independence set forth under applicable securities laws, including the Exchange Act, applicable rules and regulations of the SEC and applicable rules and regulations of Nasdaq. Our Board has reviewed the relationships between us and each Board member (and each such director’s immediate family members).  Based on its review, our Board has affirmatively determined that none of our non-employee directors, Messrs. Fitzgibbons, Badie, Bartholdson, Duerden and Grant and Ms. Leslie, had any relationship with us other than as a director and each was “independent” within the foregoing independence standards as of December 31, 2012 and the date of this Amendment.

 Under applicable SEC and Nasdaq rules, the existence of certain “related party” transactions above certain thresholds between a director and the company are required to be disclosed and preclude a finding by the Board that the director is independent. In addition to transactions required to be disclosed under SEC rules, the Board is required to consider whether there are other transactions, arrangements or relationships, even if not specifically disclosable under the SEC rules, that might impact a director’s ability to exercise independent judgment on behalf of the company. Our Board has determined that, as of the date of this Amendment, there were no such transactions, arrangements or relationships with respect to any of its non-employee directors.

Our Board has also determined that each member of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee, respectively, is “independent” under the applicable listing standards of Nasdaq and, with respect to members of the Audit Committee, the Audit Committee requirements of the SEC.  None of the members of these committees is an officer, employee or former employee of ours or any of our subsidiaries.

ITEM 14:    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2012 and 2011:

	2012	2011
Audit Fees (1)	$848,950	$714,548
Tax Fees (2)	—	131,615
All other Fees (3)	5,100	4,500
Total	854,050	$850,663
 _______________________
     (1)  Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

     (2)  For the years ended December 31, 2012 and 2011, tax fees principally included tax compliance fees of $88,723 and $71,691, respectively, and tax advice and tax planning fees of $49,500 and $59,924, respectively.

     (3)  For the years ended December 31, 2012 and 2011, all other fees principally included license fees for accounting research tools.

As part of its required duties, the Audit Committee pre-approves audit and non-audit services performed by our independent registered public accounting firm to assure that the provision of such services does not impair the firm’s independence. The Audit Committee has delegated to the chair of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent registered public accounting firm and associated fees up to a specified amount, provided that the chair shall report any decision to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting. During the years ended December 31, 2012 and 2011, all services and fees, audit and non-audit related, were approved or ratified by the Audit Committee.

PART IV

ITEM 15:    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)3. Exhibits:

		Where Located
Exhibit	Exhibit title	Form	Exhibit No.	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company.	S-1/A	3.1	11/29/2006
3.2	Second Amended and Restated Bylaws of the Company.	8-K	3.1	2/29/2008
3.3	Amendment to Second Amended and Restated Bylaws	10-Q	3.3	11/1/2012

4.1	Specimen Stock Certificate.	S-1/A	4.1	11/29/2006
10.1	OMP, Inc. 2000 Stock Option/Stock Issuance Plan and forms of award agreements.**	S-1	10.1	9/13/2006
10.2	Amended and Restated Obagi Medical Products, Inc. 2005 Stock Incentive Plan and forms of award agreements.**	S-1/A	10.2	12/12/2006
10.3	Distribution Agreement, by and between the Company and Cellogique Corporation, dated November 10, 2005, as amended.+	S-1/A	10.6	11/15/2006
10.4	Know-How and Trademark License Agreement, by and between the Company and Rohto Pharmaceutical Co, Ltd., dated September 13, 2002, as amended.+	S-1/A	10.7	11/15/2006
10.5	Consultant Services and Confidentiality Agreement, dated July 18, 2005, by and among the Company, Jose Ramirez, and JR Chem LLC.+	S-1/A	10.2	11/15/2006
10.6	Form of indemnification agreement.**	S-1	10.21	9/13/2006
10.7	Patent License Agreement by and between the Company and Avon Products, Inc., dated June 26, 2003.+	S-1/A	10.23	11/15/2006
10.8	Non-Employee Director Compensation Policy, adopted July 30, 2012, as amended.**	10-K	10.8	3/14/2013
10.9	Lease Agreement between OMP, Inc. and Kilroy Realty, L.P. dated April 30, 2008.	8-K	10.1	5/6/2008
10.10	Amendment to Lease Agreement between OMP, Inc. and Kilroy Realty, L.P., dated August 6, 2008.	10-Q	10.45	8/11/2008
10.11	Implementation and Support Agreement by and between the Company and Specialists in Custom Software, Inc., dated June 24, 2008.	10-Q	10.43	8/11/2008
10.12	Lease Agreement between OMP, Inc. and Cypress-Southbay, LLC. and related construction rider, dated July 8, 2008.	10-Q	10.44	8/11/2008
10.13	Amendment and Addendum to Know-How and Trademark License Agreement, by and between the Company and Rohto Pharmaceutical Co, Ltd., dated December 4, 2008.+	10-Q	10.48	11/6/2009
10.14	License and Supply Agreement, by and between the Company and Rohto Pharmaceutical Co, Ltd., dated December 4, 2008.+	10-K	10.49	3/13/2009
10.15	Amendment and Addendum to Consultant Services and Confidentiality Agreement by and between the Company and Jose Ramirez, and JR Chem LLC.+	10-K	10.52	3/13/2009
10.16	Form of Employment Agreement by and between the Company and its executive officers**	8-K	10.53	6/18/2009

		Where Located
Exhibit	Exhibit title	Form	Exhibit No.	Filing Date	Filed Herewith
10.17	Amended Employment Agreement by and between the Company and Preston S. Romm, dated as of June 15, 2009**	8-K	10.54	6/18/2009
10.18	Amended Employment Agreement by and between the Company and David S. Goldstein, dated as of June 15, 2009**	8-K	10.55	6/18/2009
10.19	Amended Employment Agreement by and between the Company and Laura B. Hunter, dated as of June 15, 2009**	8-K	10.56	6/18/2009
10.20	Executive Employment Agreement by and between the Company and Albert F. Hummel, dated as of April 21, 2011**	10-Q	10.1	8/5/2011
10.21	Executive Employment Agreement by and between the Company and Mark Taylor, dated as of August 16, 2012**	10-K	10.21	3/14/2013
10.22	Amended and Restated Product Supply Agreement between the Company and Triax Pharmaceuticals LLC dated August 24, 2009+	10-Q	10.57	11/6/2009
10.23	Amendment No. 2 to Distribution Agreement between the Company and Cellogique Corporation, dated September 26, 2009+	10-Q	10.58	11/6/2009
10.24	2012 Performance Incentive Plan**	10-Q	10.1	8/2/2012
10.25	Services Agreement by and between the Company and DDN/Obergfel, LLC dated July 1, 2009+	10-K	10.34	3/15/2010
10.26	Amended and Restated Revolving Credit and Term Loan Agreement dated as of November 3, 2010 by and among the Company, OMP, Inc., the Lenders and Comerica Bank, as Administrative Agent for the Lenders	10-Q	10.36	11/4/2010
10.27	First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement	8-K	10.1	5/12/2011
10.28	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated as of March 30, 2012 by and among the Company, OMP, Inc., the Lenders and Comerica Bank	8-K	10.1	4/18/2012
10.29	2011 Performance Incentive Plan**	10-K	10.38	3/11/2011
10.30	Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated as of April 15, 2011, between David S. Goldstein and Obagi Medical Products, Inc.**	8-K	10.1	4/20/2011
10.31	Software License, Development and Services Agreement, dated as of March 6, 2012, by and between OPO, Inc., a wholly-owned subsidiary of Obagi (“OPO”), and Koogly, LLC+	10-K	10.34	3/8/2011
10.32	Supply and Distribution Agreement, dated as of March 6, 2012, by and between OPO and Bella Brand, LLC+	10-K	10.35	3/8/2011
10.33	Warehouse Lease Agreement, dated as of April 18, 2012, by and between Pheasant Hollow Business Park, LLC (“Landlord”), and OPO, Inc., together with First Amendment to Lease Commencement Agreement dated as of November 20, 2012 by and between Landlord and OPO, Inc.	10-K	10.33	3/14/2013

		Where Located
Exhibit	Exhibit title	Form	Exhibit No.	Filing Date	Filed Herewith
10.34	Confidential Settlement Agreement and Release dated as of October 23, 2012, by and among the Company and National Fire Insurance Company of Hartford and American Casualty Company of Reading, PA	8-K	10.1	10/29/2012
10.35	2013 Performance Incentive Plan	10-K	10.35	3/14/2013
10.36	Form of Amendment to Executive Employment Agreement	10-K	10.36	3/14/2013
10.37	Amendment to 2005 Stock Incentive Plan	10-K	10.37	3/14/2013
10.38	Amendment to Software License, Development and Services Agreement, dated March 11, 2013, by and between OPO and Koogly, LLC	10-K	10.38	3/14/2013
21.1	Subsidiaries of the Company.	10-K	21.1	3/15/2010
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K	23.1	3/14/2013
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

+  Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.

**  Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

OBAGI MEDICAL PRODUCTS, INC.

Date: April 24, 2013	By:	/s/ Albert F. Hummel
Albert F. Hummel
Chief Executive Officer
(Principal Executive Officer)

Date: April 24, 2013	By:	/s/ Preston S. Romm
Preston S. Romm
Chief Financial Officer
(Principal Financial Officer)